Form 10-Q
period 2019-09-30
FIRST COMMUNITY CORP /SC/
filed 2019-11-07
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 7, 2019, 7,422,474 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
(Dollars in thousands, except par value)	2019	December 31,
	(Unaudited)	2018
ASSETS
Cash and due from banks	$20,079	$14,328
Interest-bearing bank balances	12,861	17,883
Federal funds sold and securities purchased under agreements to resell	295	57
Investment securities - held-to-maturity	—	16,174
Investment securities - available-for-sale	265,068	237,893
Other investments, at cost	1,992	1,955
Loans held for sale	10,775	3,223
Loans	735,074	718,462
Less, allowance for loan losses	6,560	6,263
Net loans	728,514	712,199
Property, furniture and equipment - net	36,077	34,987
Right-of-use asset	3,260	—
Bank owned life insurance	26,268	25,754
Other real estate owned	1,412	1,460
Intangible assets	1,609	2,006
Goodwill	14,637	14,637
Other assets	7,143	9,039
Total assets	$1,129,990	$1,091,595
LIABILITIES
Deposits:
Non-interest bearing	$268,693	$244,686
Interest bearing	680,134	680,837
Total deposits	948,827	925,523
Securities sold under agreements to repurchase	34,321	28,022
Federal Home Loan Bank advances	216	231
Junior subordinated debt	14,964	14,964
Lease liability	3,291	—
Other liabilities	9,591	10,358
Total liabilities	1,011,210	979,098
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,408,879 at September 30, 2019 7,638,681 at December 31, 2018	7,409	7,639
Common stock warrants issued	13	31

Nonvested restricted stock	(195)	(149)
Additional paid in capital	90,292	95,048
Retained earnings	18,024	12,262

Accumulated other comprehensive income (loss)	3,237	(2,334)
Total shareholders’ equity	118,780	112,497
Total liabilities and shareholders’ equity	$1,129,990	$1,091,595

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
(Dollars in thousands, except per share amounts)	2019	2018
Interest income:
Loans, including fees	$26,492	$23,974
Taxable securities	3,840	3,623
Non-taxable securities	1,084	1,232
Federal funds sold and securities purchased under resale agreements	410	290
Other	18	16
Total interest income	31,844	29,135
Interest expense:
Deposits	3,401	2,001
Federal funds sold and securities sold under agreement to repurchase	303	197
Other borrowed money	651	581
Total interest expense	4,355	2,779
Net interest income	27,489	26,356
Provision for loan losses	139	252
Net interest income after provision for loan losses	27,350	26,104
Non-interest income:
Deposit service charges	1,212	1,320
Mortgage banking income	3,333	3,126
Investment advisory fees and non-deposit commissions	1,436	1,207
Gain (loss) on sale of securities	135	(10)
Gain (loss) on sale of other assets	(3)	8
Other	2,695	2,733
Total non-interest income	8,808	8,384
Non-interest expense:
Salaries and employee benefits	15,845	14,537
Occupancy	2,005	1,808
Equipment	1,140	1,167
Marketing and public relations	764	460
FDIC assessments	135	258
Other real estate expense	78	86
Amortization of intangibles	397	427
Other	5,389	5,210
Total non-interest expense	25,753	23,953
Net income before tax	10,405	10,535
Income taxes	2,131	1,992
Net income	$8,274	$8,543

Basic earnings per common share	$1.10	$1.13
Diluted earnings per common share	$1.08	$1.11

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
(Dollars in thousands, except per share amounts)	2019	2018
Interest income:
Loans, including fees	$9,091	$8,277
Taxable securities	1,259	1,250
Non-taxable securities	350	333
Federal funds sold and securities purchased under resale agreements	158	120
Other	6	5
Total interest income	10,864	9,985
Interest expense:
Deposits	1,219	816
Federal funds sold and securities sold under agreement to repurchase	102	96
Other borrowed money	190	190
Total interest expense	1,511	1,102
Net interest income	9,353	8,883
Provision for loan losses	25	21
Net interest income after provision for loan losses	9,328	8,862
Non-interest income:
Deposit service charges	421	434
Mortgage banking income	1,251	1,159
Investment advisory fees and non-deposit commissions	509	423
Loss on sale of other assets	—	(29)
Other	932	855
Total non-interest income	3,113	2,842
Non-interest expense:
Salaries and employee benefits	5,465	5,079
Occupancy	703	611
Equipment	365	388
Marketing and public relations	159	177
FDIC assessments	—	94
Other real estate expense	31	37
Amortization of intangibles	133	142
Other	1,934	1,606
Total non-interest expense	8,790	8,134
Net income before tax	3,651	3,570
Income taxes	753	737
Net income	$2,898	$2,833

Basic earnings per common share	$0.39	$0.37
Diluted earnings per common share	$0.39	$0.37

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2019	2018

Net income	$8,274	$8,543

Other comprehensive income:
Unrealized gain (loss) during the period on available-for-sale securities, net of tax expense of $1,511 and tax benefit of $1,104, respectively	5,677	(4,140)

Less: Reclassification adjustment for loss (gain) included in net income, net of tax benefit of $29 and tax expense of $2, respectively	(106)	8

Other comprehensive income (loss)	5,571	(4,132)
Comprehensive income	$13,845	$4,411

(Dollars in thousands)	Three months ended September 30,
	2019	2018

Net income	$2,898	$2,833

Other comprehensive income:
Unrealized gain (loss) during the period on available-for-sale securities, net of tax expense of $271 and tax benefit of $280, respectively	1,232	(1,054)

Other comprehensive income (loss)	1,232	(1,054)
Comprehensive income	$4,130	$1,779

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars and shares in thousands, except per share amounts)

							Accumulated
	Common		Common	Additional	Nonvested		Other
	Shares	Common	Stock	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2018	7,639	$7,639	$31	$95,048	$(149)	$12,262	$(2,334)	$112,497
Net Income						2,495		2,495
Other comprehensive income net of tax of $601							2,305	2,305
Issuance of restricted stock	8	8		162	(170)			—
Amortization of compensation on restricted stock					33			33
Shares retired	(8)	(8)		(148)				(156)
Exercise of warrants	21	21	(14)	(7)				—
Dividends: Common ($0.11 per share)						(840)		(840)
Dividend reinvestment plan	5	5		95				100
Balance March 31, 2019	7,665	$7,665	$17	$95,150	$(286)	$13,917	$(29)	$116,434
Net Income						2,881		$2,881
Other comprehensive income net of tax of $610							2,034	2,034
Amortization of compensation on restricted stock					45			45
Exercise of warrants	2	2	(2)					—
Stock repurchase plan	(185)	(185)		(3,228)				(3,413)
Shares issued-deferred compensation	24	24		241				265
Dividends: Common ($0.11 per share)						(841)		(841)
Dividend reinvestment plan	5	5		79				84
Balance, June 30, 2019	7,511	$7,511	$15	$92,242	$(241)	$15,957	$2,005	$117,489
Net Income						2,898		$2,898
Other comprehensive income net of tax of $271							1,232	1,232
Amortization of compensation on restricted stock					46			46
Exercise of warrants	3	3	(2)	(1)				—
Stock repurchase plan	(115)	(115)		(2,110)				(2,225)
Shares issued-deferred compensation								—
Dividends: Common ($0.11 per share)						(831)		(831)
Dividend reinvestment plan	10	10		161				171
Balance September 30, 2019	7,409	$7,409	$13	$90,292	$(195)	$18,024	$3,237	$118,780

See notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

							Accumulated
	Common		Common	Additional	Nonvested		Other
	Shares	Common	Stock	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2017	7,588	$7,588	$46	$94,516	$(109)	$4,066	$(444)	$105,663
Net Income						2,709		2,709
Other comprehensive loss net of tax of $587							(2,192)	(2,192)
Issuance of restricted stock	11	11		233	(244)			—
Amortization of compensation on restricted stock					35			35
Shares retired	(2)	(2)		(55)				(57)

Dividends: Common ($0.10 per share)						(757)		(757)
Dividend reinvestment plan	3	3		79				82
Balance March 31, 2018	7,600	$7,600	$46	$94,773	$(318)	$6,018	$(2,636)	$105,483
Net Income						3,001		$3,001
Other comprehensive loss net of tax of $235							(886)	(886)
Amortization of compensation on restricted stock					56			56

Dividends: Common ($0.10 per share)						(756)		(756)
Dividend reinvestment plan	5	5		94				99
Balance, June 30, 2018	7,605	$7,605	$46	$94,867	$(262)	$8,263	$(3,522)	$106,997
Net Income						2,833		$2,833
Other comprehensive loss net of tax of $280							(1,054)	(1,054)
Amortization of compensation on restricted stock					57			57
Exercise of warrants	20	20	(12)	(8)				—
Shares issued-deferred compensation	1	1		18				19
Dividends: Common ($0.10 per share)						(760)		(760)
Dividend reinvestment plan	4	4		90				94
Balance September 30, 2018	7,630	$ 7 ,630	$34	$94,967	$(205)	$10,336	$(4,576)	$108,186

See notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$8,274	$8,543
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	1,000	1,130
Premium amortization	1,658	1,873
Provision for loan losses	139	252
Loss (gain) on sale of other real estate owned	3	(8)
Origination of loans held-for-sale	(97,878)	(89,125)
Sale of loans held-for-sale	90,326	88,690
Amortization of intangibles	397	427
Accretion on acquired loans	(402)	(288)
Writedown of land held for sale	—	42
(Gain) loss on sale of securities	(135)	10
Gain on sale of fixed assets	—	(123)
(Increase) decrease in other assets	(3,089)	518
Increase in other liabilities	2,522	547
Net cash (used) provided from operating activities	2,815	12,488
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(81,977)	(47,668)
Purchase of other investment securities	(37)	—
Maturity/call of investment securities available-for-sale	32,199	33,703
Proceeds from sale of securities available-for-sale	44,398	19,946
Proceeds from sale of securities held-to-maturity	—	655
Proceeds from sale of other securities	—	434
Increase in loans	(16,322)	(49,603)
Proceeds from sale of other real estate owned	45	367
Proceeds from sale of fixed assets	301	1,143
Purchase of property and equipment	(2,391)	(494)
Net cash used in investing activities	(23,784)	(41,517)
Cash flows from financing activities:
Increase in deposit accounts	23,338	33,472
Increase in securities sold under agreements to repurchase	6,299	13,956
Advances from the Federal Home Loan Bank	65,000	4,000
Repayment of advances from Federal Home Loan Bank	(65,015)	(14,014)
Shares retired	(158)	(57)
Repurchase of Common Stock	(5,635)	—
Issuance of Deferred Compensation Shares	265	19
Dividends paid: Common Stock	(2,512)	(2,273)
Dividend reinvestment plan	354	275
Net cash provided from financing activities	21,936	35,378
Net increase in cash and cash equivalents	967	6,349
Cash and cash equivalents at beginning of period	32,268	30,591
Cash and cash equivalents at end of period	$33,235	$36,940
Supplemental disclosure:
Cash paid during the period for:
Interest	$4,301	$2,627
Income taxes	$2,060	$1,875
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$7,053	$(4,132)
Recognition of operating lease right of use asset	$3,260	$—
Recognition of operating lease liability	$3,291	$—
Transfer of loans to foreclosed property	$—	$346
Transfer of investment securities held-to-maturity to available-for-sale	$16,144	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”), present fairly in all material respects the Company’s financial position at September 30, 2019 and December 31, 2018, and the Company’s results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Note 2—Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(Dollars and shares in thousands, except per share amounts)

	Nine months		Three months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Numerator (Net income available to common shareholders	$8,274	$8,543	$2,898	$2,833
Denominator
Weighted average common shares outstanding for:
Basic shares	7,548	7,581	7,386	7,592
Dilutive securities:
Deferred compensation	40	65	39	61
Warrants/Restricted stock-Treasury stock method	42	73	38	71
Diluted shares	7,630	7,719	7,463	7,724
Earnings per common share:
Basic	$1.10	$1.13	$0.39	$0.37
Diluted	$1.08	$1.11	$0.39	$0.37
The average market price used in calculating assumed number of shares	$19.06	$25.33	$18.95	$23.49
10

Note 2—Earnings Per Common Share-continued

There were no options outstanding as of September 30, 2019 and September 30, 2018.

In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. There were 27,950 warrants outstanding at September 30, 2019. These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

The Company has a total of 15,129 unvested restricted shares and 5,644 restricted units under the terms of its compensation plans and employment agreements as of September 30, 2019. The employee shares and units cliff vest over a three-year period; the non-employee director shares vest one year after issuance. The unrecognized compensation cost at September 30, 2019 for nonvested shares amounts to $194.8 thousand. Each unit is convertible into one share of common stock at the time the unit vests. The related compensation cost is accrued over the vesting period and was $51.1 thousand at September 30, 2019.

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned and are included in dilutive securities in the table above. At September 30, 2019 and December 31, 2018, there were 96,066 and 114,982 units in the plan, respectively. The accrued liability at September 30, 2019 and December 31, 2018 amounted to $1.1 million and $1.3 million, respectively, and is included in “Other liabilities” on the balance sheet.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2019
US Treasury securities	$7,174	$24	$6	$7,192
Government Sponsored Enterprises	1,105	18	—	1,123
Mortgage-backed securities	166,558	2,090	607	168,041
Small Business Administration pools	47,564	374	285	47,653
State and local government	38,550	2,494	4	41,040
Other securities	19	—	—	19
	$260,970	$5,000	$902	$265,068

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018
US Treasury securities	$15,488	$9	$40	$15,457
Government Sponsored Enterprises	1,096	6	2	1,100
Mortgage-backed securities	117,862	73	2,460	115,475
Small Business Administration pools	55,784	247	695	55,336
State and local government	50,599	619	712	50,506
Other securities	19	—	—	19
	$240,848	$954	$3,909	$237,893
11

Note 3—Investment Securities-continued

HELD-TO-MATURITY:		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018
State and local government	$16,174	$50	$40	$16,184
	$16,174	$50	$40	$16,184

During the first quarter of 2019, the Company reclassified the portfolio of securities listed as held-to-maturity to available-for-sale. There were no investment securities listed as held-to-maturity as of September 30, 2019.

During the nine months ended September 30, 2019 and 2018, the Company received proceeds of $44.4 million and $19.9 million, respectively, from the sale of investment securities available-for-sale. For the nine months ended September 30, 2019, gross realized gains from the sale of investment securities available-for-sale amounted to $355.6 thousand and gross realized losses amounted to $219.6 thousand. For the nine months ended September 30, 2018, gross realized gains from the sale of investment securities available-for-sale amounted to $240.7 thousand and gross realized losses amounted to $246.5 thousand. For the three months ended September 30, 2019, there were no realized gains or losses from the sale of investment securities available-for-sale. For the three months ended September 30, 2018, there were no realized gains or losses from the sale of investment securities available-for-sale.

At September 30, 2019, other securities available-for-sale included the following at fair value: a mutual fund at $9.2 thousand, and foreign debt of $10.0 thousand. As required by Accounting Standards Update (“ASU”) 2016-01-Financial Instruments-Overall (Subtopic 825-10), the Company measured its equity investments at fair value with changes in the fair value recognized through net income. For the nine months ended September 30, 2019, a $2.1 thousand gain was recognized on a mutual fund. At December 31, 2018, corporate and other securities available-for-sale included the following at fair value: a mutual fund at $7.1 thousand, and foreign debt of $10.0 thousand. Other investments, at cost include Federal Home Loan Bank (“FHLB”) stock in the amount of $992 thousand and $955 thousand and corporate stock in the amount of $1.0 million and $1.0 million at September 30, 2019 and December 31, 2018, respectively.

12

Note 3—Investment Securities-continued

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2019 and December 31, 2018.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
September 30, 2019	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury securities	$—	$—	$1,507	$6	$1,507	$6
Government Sponsored Enterprise mortgage-backed securities	36,200	436	13,094	171	49,294	607
Small Business Administration pools	9,011	103	13,533	182	22,544	285
State and local government	761	4	—	—	761	4
	$47,674	$545	$26,441	$357	$74,115	$902

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2018	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury securities	$8,355	$10	$1,488	$30	$9,843	$40
Government Sponsored Enterprise	—	—	122	2	122	2
Government Sponsored Enterprise mortgage-backed securities	13,917	120	89,870	2,339	103,787	2,459
Small Business Administration pools	16,400	211	20,330	484	36,730	695
State and local government	9,517	52	15,598	660	25,115	712
Corporate bonds and other	7	1	—	—	7	1
	$48,196	$394	$127,408	$3,515	$175,604	$3,909

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2018	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-maturity securities:	Value	Loss	Value	Loss	Value	Loss
State and local government	$2,843	$14	$4,899	$26	$7,742	$40

13

Note 3—Investment Securities-continued

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $166.6 million and $117.9 million and approximate fair value of $168.0 million and $115.5 million at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, and December 31, 2018, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2019.

Non-agency Mortgage Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at September 30, 2019 with an amortized cost of $123.1 thousand and approximate fair value of $122.3 thousand. The Company held PLMBSs, including CMOs, at December 31, 2018 with an amortized cost of $199.9 thousand and approximate fair value of $204.1 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

The following sets forth the amortized cost and fair value of investment securities at September 30, 2019 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

September 30, 2019	Available-for-sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$10,823	$10,866
Due after one year through five years	120,043	120,762
Due after five years through ten years	108,314	111,870
Due after ten years	21,790	21,570
	$260,970	$265,068

Note 4—Loans

Loans summarized by category as of September 30, 2019, December 31, 2018 and September 30, 2018 are as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018
Commercial, financial and agricultural	$55,169	$53,933	$50,940
Real estate:
Construction	58,737	58,440	56,568
Mortgage-residential	47,693	52,764	50,914
Mortgage-commercial	534,554	513,833	498,650
Consumer:
Home equity	29,103	29,583	29,933
Other	9,818	9,909	9,510
Total	$735,074	$718,462	$696,515
14

Note 4—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the nine months ended September 30, 2019 and September 30, 2018 and for the year ended December 31, 2018 is as follows:

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
September 30, 2019
Allowance for loan losses:
Beginning balance December 31, 2018	$430	$89	$431	$4,318	$261	$88	$646	$6,263
Charge-offs	(8)	—	(7)	—	(1)	(96)	—	(112)
Recoveries	—	—	—	221	14	35	—	270
Provisions	37	2	(39)	(3)	(33)	68	107	139
Ending balance
September 30, 2019	$459	$91	$385	$4,536	$241	$95	$753	$6,560

Ending balances:
Individually evaluated for impairment	$4	$—	$—	$10	$—	$—	$—	$14

Collectively evaluated for impairment	455	91	385	4,526	241	95	753	6,546

September 30, 2019 Loans receivable:
Ending balance-total	$55,169	$58,737	$47,693	$534,554	$29,103	$9,818	$—	$735,074

Ending balances:
Individually evaluated for impairment	4	—	538	3,541	72	—	—	4,155

Collectively evaluated for impairment	$55,165	$58,737	$47,155	$531,013	$29,031	$9,818	$—	$730,919

(Dollars in thousands)
	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
September 30, 2018
Allowance for loan losses:
Beginning balance
December 31, 2017	$221	$101	$461	$3,077	$308	$35	$1,594	$5,797
Charge-offs	—	—	(1)	—	—	(109)	—	(110)
Recoveries	14	—	3	219	6	31	—	273
Provisions	(46)	4	481	(388)	732	108	(639)	252
Ending balance
September 30, 2018	$189	$105	$944	$2,908	$1,046	$65	$955	$6,212

Ending balances:
Individually evaluated for impairment	$—	$—	$1	$3	$—	$—	$—	$4

Collectively evaluated for impairment	189	105	943	2,905	1,046	65	955	6,208

September 30, 2018
Loans receivable:
Ending balance-total	$50,940	$56,568	$50,914	$498,650	$29,933	$9,510	$—	$696,515

Ending balances:
Individually evaluated for impairment	—	—	237	4,466	31	—	—	4,734

Collectively evaluated for impairment	$50,940	$56,568	$50,677	$494,184	$29,902	$9,510	$—	$691,781
15

Note 4—Loans-continued

(Dollars in thousands)
	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
December 31, 2018
Allowance for loan losses:
Beginning balance
December 31, 2017	$221	$101	$461	$3,077	$308	$35	$1,594	$5,797
Charge-offs	—	—	(1)	—	(23)	(140)	—	(164)
Recoveries	3	—	4	210	6	61	—	284
Provisions	206	(12)	(33)	1,031	(30)	132	(948)	346
Ending balance
December 31, 2018	$430	$89	$431	$4,318	$261	$88	$646	$6,263

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$14	$—	$—	$—	$14

Collectively evaluated for impairment	430	89	431	4,304	261	88	646	6,249

December 31, 2018
Loans receivable:
Ending balance-total	$53,933	$58,440	$52,764	$513,833	$29,583	$9,909	$—	$718,462

Ending balances:
Individually evaluated for impairment	—	—	322	4,030	29	—	—	4,381

Collectively evaluated for impairment	$53,933	$58,440	$52,442	$509,803	$29,554	$9,909	$—	$714,081

Related party loans and lines of credit are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the nine months ended September 30, 2019 and September 30, 2018:

(Dollars in thousands)	2019	2018
Beginning Balance January 1,	$5,937	$5,938
New Loans	111	2,406
Less loan repayments	1,804	1,999
Ending Balance September 30,	$4,244	$6,345

The following table presents at September 30, 2019 and December 31, 2018 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Total loans considered impaired	$4,155	$4,381
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$373	$453
Related allowance	$14	$14
Loans considered impaired and previously written down to fair value	$2,347	$3,928
Average impaired loans	$4,354	$4,128
16

Note 4—Loans-continued

The following tables are by loan category and present at September 30, 2019, September 30, 2018 and December 31, 2018 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
September 30, 2019	Recorded	Principal	Related	Recorded	income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	538	603	—	594	16	537	12
Mortgage-commercial	3,172	5,867	—	3,259	131	3,092	79
Consumer:
Home equity	72	74	—	76	2	71	1
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	4	4	4	4	—	4	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	—	—	—	—	—	—	—
Mortgage-commercial	369	369	10	421	19	326	6
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$4	$4	$4	$4	$—	$4	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	538	603	—	594	16	537	12
Mortgage-commercial	3,541	6,236	10	3,680	150	3,418	85
Consumer:
Home equity	72	74	—	76	2	71	1
Other	—	—	—	—	—	—	—
	$4,155	$6,917	$14	$4,354	$168	$4,030	$98
17

Note 4—Loans-continued

(Dollars in thousands)				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
September 30, 2018	Recorded	Principal	Related	Recorded	income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	198	266	—	202	16	197	2
Mortgage-commercial	3,363	6,158	—	3,753	219	3,627	75
Consumer:
Home equity	31	32	—	35	1	31	—
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	39	39	1	41	2	39	1
Mortgage-commercial	1,103	1,103	3	1,129	59	1,103	19
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	237	305	1	243	18	236	3
Mortgage-commercial	4,466	7,261	3	4,882	278	4,730	94
Consumer:
Home equity	31	32	—	35	1	31	—
Other	—	—	—	—	—	—	—
	$4,734	$7,598	$4	$5,160	$297	$4,997	$97
18

Note 4—Loans-continued

(Dollars in thousands)
December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	322	371	—	483	9
Mortgage-commercial	3,577	6,173	—	3,232	128
Consumer:
Home Equity	29	30	—	33	2
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	453	453	14	380	21
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	322	371	—	483	9
Mortgage-commercial	4,030	6,626	14	3,612	149
Consumer:
Home Equity	29	30	—	33	2
Other	—	—	—	—	—
	$4,381	$7,027	$14	$4,128	$160

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

Note 4—Loans-continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of September 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of September 30, 2019 and December 31, 2018, no loans were classified as doubtful.

(Dollars in thousands)
September 30, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$54,975	$194	$—	$—	$55,169
Real estate:
Construction	58,737	—	—	—	58,737
Mortgage - residential	46,404	522	767	—	47,693
Mortgage - commercial	527,551	3,401	3,602	—	534,554
Consumer:
Home Equity	27,651	1,164	288	—	29,103
Other	9,778	40	—	—	9,818
Total	$725,096	$5,321	$4,657	$—	$735,074

(Dollars in thousands)
December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$53,709	$224	$—	$—	$53,933
Real estate:
Construction	58,440	—	—	—	58,440
Mortgage - residential	51,286	633	845	—	52,764
Mortgage - commercial	505,493	5,176	3,164	—	513,833
Consumer:
Home Equity	28,071	1,197	315	—	29,583
Other	9,907	—	2	—	9,909
Total	$706,906	$7,230	$4,326	$—	$718,462

At September 30, 2019 and December 31, 2018, non-accrual loans totaled $2.3 million and $2.5 million, respectively.

TDRs that are still accruing and included in impaired loans at September 30, 2019 and at December 31, 2018 amounted to $1.9 million and $2.0 million, respectively. TDRs in non-accrual status at September 30, 2019 and December 31, 2018 amounted to $1.1 million and $1.2 million, respectively.

Loans greater than 90 days delinquent and still accruing interest were $33.5 and $31.2 thousand at September 30, 2019 and December 31, 2018, respectively.

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

Note 4—Loans-continued

A summary of changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2019 and September 30, 2018 follows:

(Dollars in thousands)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018

Accretable yield, beginning of period	$138	$(2)
Additions	—	—
Accretion	(7)	(8)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—
Other changes, net	—	—
Accretable yield, end of period	$130	$(10)

(Dollars in thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Accretable yield, beginning of period	$153	$22
Additions	—	—
Accretion	(23)	(32)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—
Other changes, net	—	—
Accretable yield, end of period	$130	$(10)

At September 30, 2019 and December 31, 2018, the recorded investment in purchased impaired loans was $112 thousand and $112 thousand, respectively. The unpaid principal balance was $193 thousand and $205 thousand at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, these loans were all secured by commercial real estate.

Note 4—Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
September 30, 2019	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$33	$306	$—	$4	$343	$54,826	$55,169
Real estate:
Construction	—	—	—	—	—	58,737	58,737
Mortgage-residential	138	184	—	538	860	46,833	47,693
Mortgage-commercial	2,272	47	—	1,661	3,980	530,574	534,554
Consumer:
Home equity	55	91	33	72	251	28,852	29,103
Other	17	44	—	—	61	9,757	9,818
	$2,515	$672	$33	$2,275	$5,495	$729,579	$735,074

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2018	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$18	$8	$—	$—	$26	$53,907	$53,933
Real estate:
Construction	—	—	—	—	—	58,440	58,440
Mortgage-residential	110	163	—	284	557	52,207	52,764
Mortgage-commercial	1,302	—	—	2,232	3,534	510,299	513,833
Consumer:
Home equity	146	11	31	29	217	29,366	29,583
Other	14	55	—	—	69	9,840	9,909
	$1,590	$237	$31	$2,545	$4,403	$714,059	$718,462

The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. There were no loans determined to be TDRs that were restructured during the three and nine-month periods ended September 30, 2019 and September 30, 2018.

During the three and nine-month periods ended September 30, 2019 and September 30, 2018, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 89 days past due.

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

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments were effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. The Company adopted the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow the Company to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition of leases. The Company evaluated the new guidance and its impact on the Company’s financial statements. Based on leases outstanding at December 31, 2018, the impact of adoption on January 1, 2019 was recording a right-of-use asset and lease liability of $2.9 million. See Note 9 “Leases” to the consolidated financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows. On July 17, 2019, the FASB issued a proposal draft to extend the implementation date for certain smaller reporting companies to include SEC registrants classified as a Smaller Reporting Company. On October 16, 2019, the FASB voted to delay the implementation date for SEC registrants classified as a Smaller Reporting Company to fiscal years beginning after December 15, 2022. The FASB has directed its staff to draft an ASU that will change the implementation dates, which should be issued following a formal written ballot by the FASB, which is expected to take place in November 2019.

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

In February 2018, the FASB amended the Income Statement—Reporting Comprehensive Income Topic of the Accounting Standards Codification. The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments became effective for the Company for interim and annual periods beginning after December 15, 2018. The amendments did not have a material impact on the Company’s financial statements.

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

Note 5—Recently Issued Accounting Pronouncements-continued

In April 2019, the FASB issued guidance that clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The amendments related to credit losses will be effective for the Company for reporting periods beginning after December 15, 2019. The amendments related to hedging will be effective for the Company for interim and annual periods beginning after December 15, 2018. The amendments related to recognition and measurement of financial instruments will be effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

In July 2019, the FASB updated various Topics of the ASC to align the guidance in various SEC sections of the ASC with the requirements of certain SEC final rules. The amendments were effective upon issuance and did not have a material effect on the financial statements.

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

Note 6—Fair Value of Financial Instruments-continued

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

Loans - The fair value of loans at September 30, 2019 and December 31, 2018 were measured using an exit price methodology, which includes an entry price notion that uses a discounted cash flow method to calculate the present future value of expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The exit price uses the entry price notion but also incorporates other assumptions such as market factors illiquidity risk and enhanced credit risk. These added assumptions are intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. In estimating the fair value, the Company’s portfolio is segmented using the six categories in Note 4 – Loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Prior to adoption of ASU 2016-01 loans other than impaired loans were classified as a Level 2 measurement, as of September 30, 2019 all loans are classified as a Level 3 measurement.

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

Note 6—Fair Value of Financial Instruments-continued

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$33,235	$33,235	$33,235	$—	$—
Available-for-sale securities	265,068	265,068	9	265,059	—
Other investments, at cost	1,992	1,992	—	—	1,992
Loans held for sale	10,775	10,775	—	10,775	—
Net loans receivable	728,514	723,160	—	—	723,160
Accrued interest	3,228	3,228	3,228	—	—
Financial liabilities:
Non-interest bearing demand	$268,693	$268,693	$—	$268,693	$—
Interest bearing demand deposits and money market accounts	404,336	404,336	—	404,336	—
Savings	100,895	100,895	—	100,895	—
Time deposits	174,903	175,594	—	175,594	—
Total deposits	948,827	937,861	—	937,861	—
Federal Home Loan Bank Advances	216	216	—	216	—
Short term borrowings	34,321	34,321	—	34,321	—
Junior subordinated debentures	14,964	13,180	—	13,180	—
Accrued interest payable	1,059	1,059	1,059	—	—

	December 31, 2018
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$32,268	$32,268	$32,268	$—	$—
Held-to-maturity securities	16,174	16,184	—	16,184	—
Available-for-sale securities	237,893	237,893	1,642	235,560	691
Other investments, at cost	1,955	1,955	—	—	1,955
Loans held for sale	3,223	3,223	—	3,223	—
Net loans receivable	712,199	697,432	—	—	697,432
Accrued interest	3,579	3,579	3,579	—	—
Financial liabilities:
Non-interest bearing demand	$244,686	$244,686	$—	$244,686	$—
Interest bearing demand deposits and money market accounts	393,473	393,473	—	393,473	—
Savings	108,368	108,368	—	108,368	—
Time deposits	178,996	177,797	—	177,797	—
Total deposits	925,523	925,849	—	925,849	—
Federal Home Loan Bank Advances	231	231	—	231	—
Short term borrowings	28,022	28,022	—	28,022	—
Junior subordinated debentures	14,964	14,178	—	14,178	—
Accrued interest payable	861	861	861	—	—
27

Note 6—Fair Value of Financial Instruments-continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2019 and December 31, 2018 that are measured on a recurring basis. There were no liabilities carried at fair value as of September 30, 2019 or December 31, 2018 that are measured on a recurring basis.

(Dollars in thousands)

Description	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$7,192	$—	$7,192	$—
Government sponsored enterprises	1,123	—	1,123	—
Mortgage-backed securities	168,041	—	168,041	—
Small Business Administration pools	47,653	—	47,653	—
State and local government	41,040	—	41,040	—
Corporate and other securities	19	9	10	—
	265,068	9	265,059	—
Loans held for sale	10,775	—	10,775	—
Total	$275,843	$9	$275,834	$—

(Dollars in thousands)

Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$15,457	$—	$15,457	$—
Government sponsored enterprises	1,100	—	1,100	—
Mortgage-backed securities	115,475	—	114,784	691
Small Business Administration securities	55,336	1,633	53,703	—
State and local government	50,506	—	50,506	—
Corporate and other securities	19	9	10	—
	237,893	1,642	235,560	691
Loans held for sale	3,223	—	3,223	—
Total	$241,116	$1,642	$238,783	$691
28

Note 6—Fair Value of Financial Instruments-continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2019 and December 31, 2018 that are measured on a non-recurring basis. There were no Level 3 financial instruments as of September 30, 2019 and September 30, 2018 measured on a recurring basis.

(Dollars in thousands)
Description	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Real estate:
Mortgage-residential	538	—	—	538
Mortgage-commercial	3,531	—	—	3,531
Consumer:
Home equity	72	—	—	72
Other	—	—	—	—
Total impaired	4,141	—	—	4,141
Other real estate owned:
Construction	828	—	—	828
Mortgage-residential	584	—	—	584
Total other real estate owned	1,412	—	—	1,412
Total	$5,553	$—	$—	$5,553

(Dollars in thousands)
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	322	—	—	322
Mortgage-commercial	4,016	—	—	4,016
Consumer:
Home equity	29	—	—	29
Other	—	—	—	—
Total impaired	4,367	—	—	4,367
Other real estate owned:
Construction	828	—	—	828
Mortgage-residential	632	—	—	632
Total other real estate owned	1,460	—	—	1,460
Total	$6,057	$—	$—	$6,057

Note 6—Fair Value of Financial Instruments-continued

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $4.1 million and $4.4 million as of September 30, 2019 and December 31, 2018, respectively.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of September 30, 2019	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,412	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$4,141	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2018	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,460	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Impaired loans	$4,367	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Non-interest bearing demand deposits	$268,693	$244,686
Interest bearing demand deposits and money market accounts	404,336	393,473
Savings	100,895	108,368
Time deposits	174,903	178,996
Total deposits	$948,827	$925,523

As of September 30, 2019 and December 31, 2018, the Company had time deposits greater than $250,000 of $31.1 million and $27.8 million, respectively.

Note 8—Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. The Company has four reportable segments:

•	Commercial and retail banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.

•	Mortgage banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market.

•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.

•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from First Community Bank (the “Bank”).

Nine months ended September 30, 2019	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$31,081	$745	$—	$6,077	$(6,059)	$31,844
Interest expense	3,772	—	—	583	—	4,355
Net interest income	$27,309	$745	$—	$5,494	$(6,059)	$27,489
Provision for loan losses	139	—	—	—	—	139
Noninterest income	4,039	3,333	1,436	—	—	8,808
Noninterest expense	21,416	2,754	1,302	281	—	25,753
Net income before taxes	$9,793	$1,324	$134	$5,213	$(6,059)	$10,405
Income tax provision (benefit)	2,330	—	—	(199)	—	2,131
Net income (loss)	$7,463	$1,324	$134	$5,412	$(6,059)	$8,274

Nine months ended September 30, 2018	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$28,513	$622	$—	$2,779	$(2,779)	$29,135
Interest expense	2,251	—	—	528	—	2,779
Net interest income	$26,262	$622	$—	$2,251	$(2,779)	$26,356
Provision for loan losses	252	—	—	—	—	252
Noninterest income	4,051	3,126	1,207	—	—	8,384
Noninterest expense	20,105	2,515	1,047	286	—	23,953
Net income before taxes	$9,956	$1,233	$160	$1,965	$(2,779)	$10,535
Income tax provision (benefit)	2,173	—	—	(181)	—	1,992
Net income	$7,783	$1,233	$160	$2,146	$(2,779)	$8,543
31

Note 8—Reportable Segments-continued

Three months ended September 30, 2019	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$10,600	$257	$—	$3,036	$(3,029)	10,864
Interest expense	1,322	—	—	189	—	1,511
Net interest income	$9,278	$257	$—	$2,847	$(3,029)	$9,353
Provision for loan losses	25	—	—	—	—	25
Noninterest income	1,353	1,251	509	—	—	3,113
Noninterest expense	7,246	999	440	105	—	8,790
Net income before taxes	$3,360	$509	$69	$2,742	$(3,029)	$3,651
Income tax provision (benefit)	813	—	—	(60)	—	753
Net income	$2,547	$509	$69	$2,802	$(3,029)	$2,898

Three months ended September 30, 2018	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$9,772	$213	$—	$947	$(947)	9,985
Interest expense	915	—	—	187	—	1,102
Net interest income	$8,857	$213	$—	$760	$(947)	$8,883
Provision for loan losses	21	—	—	—	—	21
Noninterest income	1,260	1,159	423	—	—	2,842
Noninterest expense	6,796	937	324	77	—	8,134
Net income before taxes	$3,300	$435	$99	$683	$(947)	$3,570
Income tax provision (benefit)	791	—	—	(54)	—	737
Net income	$2,509	$435	$99	$737	$(947)	$2,833

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of September 30, 2019	$1,102,804	$23,638	$2	$127,864	$(124,318)	$1,129,990

Total Assets as of December 31, 2018	$1,074,838	$16,078	$9	$129,992	$(129,322)	$1,091,595

Note 9—Leases

Effective January 1, 2019, the Company adopted ASC 842 “Leases”. Currently, the Company has operating leases on three of its facilities that are accounted for under this standard. As a result of this standard, the Company recognized a right-of-use asset and a lease liability of $3.3 million, respectively. During the nine-month period ended September 30, 2019, the Company made cash payments in the amount of $147.3 thousand for operating leases and the lease liability was reduced by $51.0 thousand. The lease expense recognized during the three and nine-month periods ended September 30, 2019 amounted to $62.1 thousand and $178.8 thousand, respectively. The following table is a maturity analysis of the operating lease liabilities. The weighted average remaining lease term as of September 30, 2019 is 16.76 years and the weighted average discount rate used is 4.41%.

(Dollars in thousands)		Liability
Year	Cash	Lease Expense	Reduction
2019	$208	$133	$24
2020	292	140	152
2021	298	133	165
2022	303	126	177
2023	309	118	191
Thereafter	3,481	900	2,582
Total	$4,892	$1,550	$3,291

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

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Any Forward-Looking Statements

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 14, 2019 and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	merger and merger integration risk, including potential customer loss, higher than expected costs, loss of key employees, and business disruption associated with completed combinations, and including the potential inability to identify and successfully negotiate, complete and integrate additional potential combinations with merger or acquisition partners or to realize the benefits and cost savings sought from, and acceptably limit unexpected liabilities associated with, any business combinations;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;

•	increased cybersecurity risk, including potential business disruptions or financial losses;

•	changes in deposit flows;

•	changes in technology;

•	our current and future products, services, applications and functionality and plans to promote them;

•	changes in monetary and tax policies;

•	changes in accounting standards, policies, estimates, practices and procedures;

•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;

•	the rate of delinquencies and amounts of loans charged-off;

•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;

•	our ability to attract and retain key personnel;

•	our ability to retain our existing clients, including our deposit relationships;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	disruptions due to flooding, severe weather or other natural disasters; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

Overview

The following discussion describes our results of operations for the nine months and three months ended September 30, 2019 as compared to the nine months and three months ended September 30, 2018 and also analyzes our financial condition as of September 30, 2019 as compared to December 31, 2018. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2019 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 14, 2019.

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

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At September 30, 2019 and December 31, 2018, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Net Income

Our net income for the nine months ended September 30, 2019 was $8.3 million or $1.08 diluted earnings per common share, as compared to $8.5 million or $1.11 diluted earnings per common share for the nine months ended September 30, 2018. Net interest income increased $1.1 million for the nine months ended September 30, 2019 as compared to the same period in 2018. This increase is primarily a result of a higher level of average earning assets in the first nine months of 2019 as compared to the same period in 2018 as well as a four basis point increase in the net interest margin. Net interest margin for the nine months ended September 30, 2019 was 3.65% as compared to 3.61% in the same period of 2018. The increase in net interest margin was offset by an increase in non-interest expense of $1.8 million in the nine months ending September 30 ,2019 as compared to the nine months ended September 30, 2018.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the nine months ended September 30, 2019 and 2018, along with average balances and the related interest income and interest expense amounts.

Net interest income was $27.5 million for the nine months ended September 30, 2019 as compared to $26.4 million for the nine months ended September 30, 2018. The $1.1 million increase in net interest income was attributable to an increase in average earning assets of $30.8 million as well as an increase of four basis points in the net interest margin between the two periods. Our net interest margin was 3.65% during the nine months ended September 30, 2019 as compared to 3.61% for the same period in 2018. The yield on earning assets increased by 24 basis points in the first nine months of 2019 as compared to the same period in 2018. Average loans comprised 72.6% of average earning assets in the first nine months of 2019 as compared to 69.4% in the same period of 2018. The yield on our loan portfolio increased 12 basis points in the nine-month period ended September 30, 2019 to 4.85% as compared to 4.73% during the same period in 2018. The yield on our investment portfolio for the nine-month period ended September 30, 2019 increased to 2.61% from 2.36% for the same period in 2018. Increases in the federal funds target rate in 2017 and 2018 increased the yields on certain variable rate products in both our loan and investment portfolio. In July and October of 2019, the Federal Reserve began lowering its target band for short-term interest rates by 25 basis point each time. Lower short-term interest rates along with a flat yield curve have more recently resulted in downward pressure on our net interest margin (See “Market Risk Management” below). The cost of interest-bearing liabilities during the first nine months of 2019 was 0.81% as compared to 0.52% in the same period in 2018. The continued focus and resulting shift in our deposit funding mix, as well as our current liquidity position, continue to assist us in controlling our overall cost of funds. As noted previously, recent decreases in the Federal Reserve Fed Fund target band may result in lower overall funding cost. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower cost funds, represent 68.0% of our average interest-bearing liabilities during the first nine months of 2019 as compared to 67.1% in the same period in 2018.

Provision and Allowance for Loan Losses

At September 30, 2019 and December 31, 2018, the allowance for loan losses was $6.6 million, or 0.89% of total loans (excluding loans held for sale), and $6.3 million, or 0.87% of total loans (excluding loans held for sale), respectively. Loans that were acquired in the acquisition of Cornerstone Bancorp (“Cornerstone”) in 2017 as well as in the acquisition of Savannah River Financial Corporation (“Savannah River”) in 2014 are accounted for under FASB ASC 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At September 30, 2019 and December 31, 2018, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $384 thousand and $660 thousand, respectively. Our provision for loan losses was $139 thousand and $252 thousand for the nine months ended September 30, 2019 and 2018, respectively. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 – Loans). The annualized weighted average loss ratios over the last 36 months for all loan risk categories has been 0.01%. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. The U.S. economy has been in an extended period of recovery. The period at which we will reach full recovery or revert back to a slowing economy is not determinable. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, net charge-offs have averaged less than one basis point annualized. We believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle. The percentage of the unallocated portion of the allowance to the total allowance has declined over the last several years. Management does not believe it would be judicious to reduce the overall level of the allowance at this time.

Our Company has a significant portion of its loan portfolio with real estate as the underlying collateral. At September 30, 2019 and December 31, 2018, approximately 91.1% and 91.1%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

Non-performing assets were $3.7 million (0.33% of total assets) at September 30, 2019 as compared to $4.0 million (0.37% of total assets) at December 31, 2018. While we believe the non-performing assets to total assets ratios are favorable in comparison to current industry results (both nationally and locally), we continue to be concerned about the sustainability of the current economic environment and the effect that an overall economic decline could have on our customer base of local businesses and professionals. There were 32 loans totaling $2.3 million included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at September 30, 2019. The largest loan included in non-accrual status is in the amount of $701 thousand and is secured by a first mortgage on developed lots to be sold for residential use. The average balance of the remaining 31 loans is approximately $52 thousand, and the majority of these are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value. At September 30, 2019, we had one loan in the amount of $33 thousand delinquent 90 days or more and still accruing interest. At September 30, 2019, we had loans totaling $3.2 million that were delinquent 30 days to 89 days representing 0.44% of total loans.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. At September 30, 2019, there have been no loans identified as potential problem loans.

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

(Dollars in thousands)	Nine Months Ended September 30,
	2019	2018
Average loans (including loans held for sale) outstanding	$731,033	$677,441
Loans (including loans held for sale) outstanding at period end	$745,849	$696,515
Non-performing assets:
Nonaccrual loans	$2,275	$2,904
Loans 90 days past due still accruing	33	29
Repossessed-other	—	—
Foreclosed real estate and other assets	1,412	1,921
Total non-performing assets	$3,720	$4,854

Beginning balance of allowance	$6,263	$5,797
Loans charged-off:
1-4 family residential mortgage	7	1
Non-residential real estate	—	—
Home equity	1	—
Commercial	8	—
Installment & credit card	96	109
Total loans charged-off	112	110
Recoveries:
1-4 family residential mortgage	—	3
Non-residential real estate	221	219
Home equity	14	6
Commercial	—	14
Installment & credit card	35	31
Total recoveries	270	273
Net loan recoveries (charge offs)	158	(163)
Provision for loan losses	139	252
Balance at period end	$6,560	$6,212

Net (recoveries) charge-offs to average loans	0.00%	(0.02%)
Allowance as percent of total loans	0.88%	0.89%
Non-performing assets as % of total assets	0.33%	0.45%
Allowance as % of non-performing loans	284.23%	127.98%
40

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	September 30, 2019		December 31, 2018
	Amount	% of loans in Category	Amount	% of loans in Category
Commercial, Financial and Agricultural	$459	7.5%	$430	7.5%
Real Estate - Construction	91	8.0%	89	8.1%
Real Estate Mortgage:
Residential	385	6.5%	431	7.3%
Commercial	4,536	72.7%	4,318	71.6%
Consumer:
Home Equity	241	4.0%	261	4.1%
Other	95	1.3%	88	1.4%
Unallocated	753	N/A	646	N/A
Total	$6,560	100.0%	$6,263	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first nine months of 2019 was $8.8 million as compared to $8.4 million during the same period in 2018. Deposit service charges decreased $108 thousand during the first nine months of 2019 as compared to the same period in 2018. Changes in the overdraft protection fee collection regulatory requirements continue to contribute to the decrease in overall deposit service charge fees. Mortgage banking income and investment advisory fees accounted for $207 thousand and $229 thousand, respectively, of the increase in the first nine months of 2019 as compared to the same period in 2018. Mortgage loan production including construction perm loans in the first nine months of 2019 amounted to $100.6 million as compared to $94.0 million during the same period of 2018. At September 30, 2019, we had $339.6 million in assets under management as compared to $306.8 million at September 30, 2018. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions. During the first nine months of 2019, we sold investment securities for a net gain of $135 thousand as compared to a net loss on sale of investment securities of $10 thousand in the same period in 2018.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Nine months ended September 30,
	2019	2018
ATM debit card income	$1,524	$1,375
Income on bank owned life insurance	515	519
Rental income	212	211
Loan late charges	84	72
Safe deposit fees	39	40
Wire transfer fees	60	61
Other	261	455
Total	$2,695	$2,733
41

 Total non-interest expense increased $1.8 million in the first nine months of 2019 to $25.8 million as compared to $24.0 million in the first nine months of 2018. Salary and benefit expense increased $1.3 million to $15.8 million in the first nine months of 2019 as compared to $14.5 million in the first nine months of 2018. This increase is primarily a result of the normal salary adjustments, as well as the addition of two new full-service offices opened in the first half of 2019. We opened a downtown Greenville, South Carolina office in February 2019. In June 2019, we opened a full-service office in Evans, Georgia. The hiring for positions in these offices takes place prior to opening and therefore the cost for staffing and benefits impacts substantially all of the first nine months of 2019. At September 30, 2019 and 2018, we had 242 and 233 full time equivalent employees, respectively. The increase in occupancy expense of $197 thousand in first nine months of 2019 as compared to same period in 2018 is primarily a result of the addition of the two new branch offices. Marketing and public relations expense increased to $764 thousand in the first nine months of 2019 from $460 thousand in the first nine months of 2018. The timing of a media campaign impacts the recognition of marketing expense, and it is expected that the overall 2019 annual media cost will not vary substantially from the annual cost incurred in 2018. Miscellaneous non-interest expense decreased $86 thousand in first nine months of 2019 as compared to the same period in 2018. The 2018 period includes the cost of purchasing South Carolina Rehabilitation tax credits for $165 thousand. The amount of the tax credit received and recorded for the same period in the 2018 was $205 thousand. There were no costs related to purchasing tax credits in the nine months ended September 30, 2019.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Nine months ended
	September 30,
	2019	2018
Data processing	$2,008	$1,681
Supplies	107	104
Telephone	323	324
Courier	107	113
Correspondent services	174	213
Insurance	185	198
Postage	37	43
Legal and professional fees	738	746
Loss on limited partnership interest	45	48
Director fees	255	284
Shareholder expense	126	136
Dues	108	113
Subscriptions	141	148
Loan closing costs/fees	250	187
Miscellaneous	785	872
	$5,389	$5,210

Income Tax Expense

Our effective tax rate was 20.5% and 18.9% in the first nine months of 2019 and 2018, respectively. As noted previously, the purchase of the South Carolina Rehabilitation tax credits reduced our state income tax expense by $205 thousand for the nine months ended September 30, 2018. As a result, of our current level of tax-exempt securities in our investment portfolio and our BOLI holdings, the effective tax rate is expected to be 20.5% to 21.0% throughout the remainder of 2019.

Comparison of Results of Operations for Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Net Income

Our net income for the three months ended September 30, 2019 was $2.9 million, or $0.39 diluted earnings per common share, as compared to $2.8 million, or $0.37 diluted earnings per common share, for the three months ended September 30, 2018. Net interest income increased $470 thousand for the three months ended September 30, 2019 as compared to the same period in 2018. Average earning assets increased by $29.6 million in the third quarter of 2019 as compared to the same period in 2018. The net interest margin increased to 3.62% during the second quarter of 2019 as compared to 3.55% during the second quarter of 2018.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended September 30, 2019 and 2018, along with average balances and the related interest income and interest expense amounts.

Net interest income was $9.3 million and $8.9 million for the three months ended September 30, 2019 and 2018, respectively. Our net interest margin increased by seven basis points from 3.55% for the three months ended September 30, 2018 to 3.62% for the three months ended September 30, 2019. Included in the three-month period in 2019 is a recovery of $131 thousand in non-accrual interest on a loan that paid off during this period. Without that recovery our net interest margin would have been 3.57%. As a result of several increases in the target Fed Funds rate in 2018, we began to experience rate pressure on our deposit funding cost particularly in the last half of 2018 and early 2019. As noted in the nine-month discussion the Federal Reserve began lowering the targeted short-term funds rate, which may have the impact of putting downward pressure on our net-interest margin.

Non-interest Income and Non-interest Expense

Non-interest income during the third quarter of 2019 was $3.1 million as compared to $2.8 million during the same period in 2018. Mortgage banking income increased $92 thousand for the three months ended September 30, 2019 as compared to the same period in 2018. Mortgage loan production in the second quarter of 2019 was $37.9 million as compared to $32.4 million in the third quarter of 2018. In addition, we experienced an approximate 2% increase in our margin (income before tax/revenues) in this line of business in the third quarter of 2019 as compared to the same period in 2018. The margin is significantly impacted by the product types originated during each period. Investment advisory fees increased $86 thousand in the third quarter of 2019 as compared to the same period of 2018. Assets under management at September 30, 2019 amounted to $339.6 million as compared to $306.8 million at September 30,2018. ATM/Debit card fees increased approximately $66 thousand in the third quarter of 2019 as compared to the same period in 2018.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Three months ended September 30,
	2019	2018
ATM debit card income	$530	$464
Income on bank owned life insurance	174	147
Rental income	72	70
Loan late charges	35	22
Safe deposit fees	12	12
Wire transfer fees	22	20
Other	87	116
Total	$932	$855
43

Total non-interest expense increased $656 thousand in the third quarter of 2019 to $8.8 million as compared to $8.1 million in the third quarter of 2018. Salary and benefit expense increased $386 thousand to $5.5 million in the third quarter of 2019 as compared to $5.1 million in the third quarter of 2018. We opened two new full-service offices in the first half of 2019 and the additional staffing and benefit cost associated with these openings account for the majority of the increase. Occupancy expense increased $92 thousand between the two periods and the opening of the new offices resulted in substantially all of the increase. In the third quarter of 2019, the FDIC began distributing refunds for insurance assessments to certain community banks. The refund during the third quarter of 2019 eliminated our assessment for the period as compared to an assessment of $94 thousand in the third quarter of 2018. It is anticipated that these refunds will reduce our assessment for two and a half quarters. This assumes the targeted FDIC insurance fund ratio remains above a set percentage. Data processing fees increased $197 thousand in the third quarter of 2019 as compared to the same period of 2018 primarily due to an increased number of accounts serviced, increased debit card transaction volume, and additional electronic services provided.

Miscellaneous expense was $285 thousand in the third quarter of 2019 as compared to $164 thousand in the same period of 2018. In the third quarter of 2018, we received a $48 thousand refund of fees charged to us by our Investment Advisor. There was an increase in debit card and fraud losses of approximately $29 thousand in the third quarter of 2019.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Three months ended
	September 30,
	2019	2018
Data processing	$732	$535
Supplies	24	24
Telephone	112	102
Courier	39	38
Correspondent services	53	83
Insurance	64	71
Postage	14	14
Legal and professional fees	296	248
Loss on limited partnership interest	22	26
Director fees	72	87
Shareholder expense	48	32
Dues	38	41
Subscriptions	47	48
Loan closing costs/fees	89	93
Other	284	164
	$1,934	$1,606

Financial Position

Assets totaled $1.1 billion at September 30, 2019 and December 31, 2018. Loans (excluding loans held for sale) at September 30, 2019 were $735.1 million as compared to $718.5 million at December 31, 2018. As a result of significant loan pay offs or pay downs, the loan portfolio excluding loans held-for-sale increased only $16.6 million from December 31, 2018 to September 30, 2019. Total loan production was $99.1 million during the first nine months of 2019. Deposits increased $23.3 million to $948.8 million at September 30, 2019 as compared to $925.5 million at December 31, 2018. Pure deposits (deposits less non-IRA time deposits) represented 84.8% of total deposits as of September 30, 2019 as compared to 84.0% at December 31, 2018. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. A slow-down in the national or local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to continue to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(Dollars in thousands)	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial, financial & agricultural	$55,169	7.5%	$53,933	7.5%
Real estate:
Construction	58,737	8.0%	58,440	8.1%
Mortgage – residential	47,693	6.5%	52,764	7.3%
Mortgage – commercial	534,554	72.7%	513,833	71.6%
Consumer:
Home Equity	29,103	4.0%	29,583	4.1%
Other	9,818	1.3%	9,909	1.4%
Total gross loans	735,074	100.0%	718,462	100.0%
Allowance for loan losses	(6,560)		(6,263)
Total net loans	$728,514		$712,199

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

During the first quarter of 2019, we adopted the new lease accounting standard (ASC 842 “Leases”). As a result of this change in accounting for leases, we recorded a right-of-use asset of $2.9 million and lease liability of $2.9 million (see Note 9 “Leases” to the consolidated financial statements). During the third quarter we entered into another operating lease and recorded an additional $403 thousand right-of-use asset and lease liability of $406 thousand.

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at September 30, 2019 and December 31, 2018 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	September 30, 2019	December 31, 2018
+200bp	-2.87%	-3.54%
+100bp	-1.22%	-1.58%
Flat	—	—
-100bp	-2.42%	-0.34%
-200bp	-5.32%	-4.37%

The decrease in net interest income in a down 200 basis point environment primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they may not be repriced in proportion to the change in interest rates. At the current low interest rate levels, we believe that a downward shift of 200 basis points across the entire yield curve is unlikely. The modest decrease in a rising rate environment primarily relates to the historical beta assumptions in the modeling. We are currently not repricing deposits at these levels. We have been able to control deposit pricing in the current rising rate environment primarily as a result of our current liquidity levels as well as continued core deposit growth. The two-year impact of rising rates of 100 and 200 basis points, at our historical beta levels, reflects net interest income increasing by 1.8% and 3.2%, respectively.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At September 30, 2019, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 7.23% as compared to (1.56)% at December 31, 2018.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 24.6% of total assets at September 30, 2019. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At September 30, 2019, the amount of time deposits of $100 thousand or more represented 9.3% of total deposits and the amount of time deposits of $250 thousand or more represented 3.3% of deposits. The majority of these deposits are issued to local customers, many of whom have other product relationships with the Bank.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2019, we had issued commitments to extend credit of $127 million, including $40 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 10.5% of total assets at September 30, 2019 and 10.3% at December 31, 2018. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these were not utilized in the first nine months of 2019. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review our liquidity position and have implemented internal policies establishing guidelines for sources of asset-based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term liquidity needs successfully.

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

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of September 30, 2019, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis. The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.1%, 13.4% and 14.2%, respectively, at September 30, 2019 as compared to 10.0%, 13.2%, and 14.0%, respectively, at December 31, 2018. The Bank’s Common Equity Tier 1 ratio at September 30, 2019 and December 31, 2018 was 13.4 and 13.2%, respectively. Under the Basel III rules, we anticipate that the Bank will remain a well-capitalized institution for at least the next 12 months.

On September 17, 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (“CBLR”) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance-sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9%. Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework. The final rule will become effective on January 1, 2020. The Company is currently evaluating the CBLR framework and potential advantages and disadvantages that it may present for the Company.

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

In addition, since we are a legal entity separate and distinct from the Bank and do not conduct stand-alone operations, our ability to pay dividends depends on the ability of the Bank to pay dividends to us, which is also subject to regulatory restrictions. As a South Carolina-chartered bank, our Bank is subject to limitations on the dividend amount that it is permitted to pay. Unless otherwise instructed by the South Carolina Board of Financial Institutions, the Bank is generally permitted under South Carolina banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions. The FDIC also has the authority under federal law to enjoin a bank from engaging in what, in its opinion, constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

In May 2019, our Board of Directors approved a stock repurchase plan whereby we could repurchase up to 300,000 shares of our common stock. As of September 30, 2019, we have repurchased all 300,000 shares at an average stock price of $18.79 per share pursuant to this plan. After completion of the repurchase plan, the Bank continues to exceed all capital adequacy requirements under the rules on a fully phased-in basis. In September of 2019, our Board of Directors approved a new stock repurchase plan whereby we can repurchase up to 200,000 additional shares of our common stock. As of September 30, 2019, no shares from the new plan have been repurchased.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$731,033	$26,492	4.85%	$677,441	$23,974	4.73%
Securities:	252,357	4,924	2.61%	275,216	4,855	2.36%
Federal funds sold and securities purchased under agreements to resell	23,736	428	2.41%	23,669	306	1.73%
Total earning assets	1,007,126	31,844	4.23%	976,326	29,135	3.99%
Cash and due from banks	13,983			13,398
Premises and equipment	35,832			34,972
Other assets	53,773			53,099
Allowance for loan losses	(6,372)			(6,023)
Total assets	$1,104,342			$1,071,772
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$204,300	$442	0.29%	$191,528	$292	0.20%
Money market accounts	179,063	1,283	0.96%	183,211	578	0.42%
Savings deposits	105,054	104	0.13%	106,581	109	0.14%
Time deposits	177,415	1,572	1.18%	190,877	1,022	0.72%
Other borrowings	52,861	954	2.41%	45,194	778	2.30%
Total interest-bearing liabilities	718,693	4,355	0.81%	717,391	2,779	0.52%
Demand deposits	258,124			239,981
Other liabilities	11,423			7,886
Shareholders’ equity	116,102			106,514
Total liabilities and shareholders’ equity	$1,104,342			$1,071,772

Cost of funds, including demand deposits			0.60%			0.39%
Net interest spread			3.42%			3.47%
Net interest income/margin		$27,489	3.65%		$26,356	3.61%
Net interest income/margin FTE basis	$283	$27,772	3.69%	$346	$26,702	3.66%
49

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$740,152	$9,091	4.87%	$696,157	$8,277	4.72%
Securities:	254,802	1,593	2.48%	271,348	1,583	2.31%
Federal funds sold and securities purchased	27,248	164	2.37%	25,139	125	1.97%
Total earning assets	1,022,202	10,848	4.21%	992,644	9,985	3.99%
Cash and due from banks	14,578			13,192
Premises and equipment	36,197			34,576
Other assets	53,494			52,895
Allowance for loan losses	(6,447)			(6,154)
Total assets	$1,120,024			$1,087,153

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$216,163	$159	0.29%	$193,941	$154	0.32%
Money market accounts	180,758	461	1.01%	185,928	240	0.51%
Savings deposits	99,693	32	0.13%	106,677	35	0.13%
Time deposits	175,431	567	1.28%	185,857	387	0.83%
Other borrowings	52,020	292	2.23%	47,018	286	2.41%
Total interest-bearing liabilities	724,065	1,511	0.83%	719,421	1,102	0.61%
Demand deposits	266,555			251,305
Other liabilities	12,174			8,535
Shareholders’ equity	117,230			107,892
Total liabilities and shareholders’ equity	$1,120,024			$1,087,153

Cost of funds, including demand deposits			0.61%			0.45%
Net interest spread			3.38%			3.38%
Net interest income/margin		$9,337	3.62%		$8,883	3.55%
Net interest income/margin FTE basis	$75	$9,412	3.65%	$115	$8,998	3.60%
50

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

51

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
(c)	Issuer Purchases of Registered Equity Securities

On September 18, 2019, we announced that our Board of Directors approved the repurchase of up to 200,000 additional shares of our common stock (the “New Repurchase Plan”), which are in addition to the shares repurchased under the repurchase program we announced in May 2019 for 300,000 shares of our common stock (the “Prior Repurchase Plan”). As mentioned above, the Company has completed the repurchase of all 300,000 shares covered by the Prior Repurchase Plan. There have been no repurchases under the New Repurchase Plan.

Under the New Repurchase Plan, the Company may repurchase shares from time to time by means of, among other means, open market purchases and in solicited and unsolicited privately negotiated transactions. The actual means and timing of any purchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management during a period of up to two years and will depend on a number of factors, including the market price of the Company’s common stock, share issuances under Company equity plans, general market and economic conditions, and applicable legal and regulatory requirements.

The Company’s management believes the New Repurchase Plan, depending upon market and business conditions, may, among other things, provide capital management opportunities for the Company. We are not obligated to repurchase any such shares under the New Repurchase Plan. The New Repurchase Plan may be discontinued, suspended or restarted at any time.

The following table reflects share repurchase activity during the third quarter of 2019 for the Prior Repurchase Plan announced in May of 2019. There have been no repurchases under the new Repurchase Plan.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-July 31	114,639	$19.40	300,000	200,000
August 1-August 31	—	—	—	—
September 1-September 30	—	—	—	—
Total	114,639	$19.40	300,000	200,000
52

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.
53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: November 7, 2019	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
54