Form 10-K
period 2019-12-31
FIRST COMMUNITY CORP /SC/
filed 2020-03-13
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2019
Or
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 000-28344

First Community Corporation

(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5455 Sunset Blvd.,
Lexington, South Carolina	29072
(Address of principal executive offices)	(Zip Code)

803-951-2265

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $1.00 par value per share	FCCO	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $131,894,270 based on the average of the closing bid and ask prices of $18.47 on June 28, 2019, as reported on The NASDAQ Capital Market. 7,462,247 shares of the issuer’s common stock were issued and outstanding as of March 13, 2020.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, write-down assets, or take other actions;
•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
3

•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies;
•	changes in accounting standards, policies, estimates and practices;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including the potential effects of coronavirus on international trade, including supply chains and export levels, travel, employee activity and other economic activities), war or terrorist activities, essential utility outages or trade disputes and related tariffs;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties described under “Risk Factors” below.

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

We engage in a commercial banking business from our main office in Lexington, South Carolina and our 21 full-service offices located in: the Midlands of South Carolina, which includes Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices) and Kershaw County (1 office); the Upstate of South Carolina, which includes Greenville County (2 offices), Anderson County (1 office) and Pickens County (1 office); and the Central Savannah River area, which includes Aiken County, South Carolina (1 office); and in Augusta, Georgia, which includes Richmond County (2 offices) and Columbia County (1 office). In addition, we conducted business from a mortgage loan production office in Richland County, South Carolina until January 24, 2020, after which we consolidated such operations with other existing Bank offices. At December 31, 2019, we had approximately $1.2 billion in assets, $737.0 million in loans, $988.2 million in deposits, and $120.2 million in shareholders’ equity.

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

Location and Service Area

The Bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals. We have a total of 13 full-service offices located in Richland, Lexington, Kershaw and Newberry Counties of South Carolina and the surrounding areas. We refer to these counties as the “Midlands” region of South Carolina. Lexington County is home to six of our Bank’s branch offices. Richland County, in which we currently have four branches, is the second largest county in South Carolina. Columbia is located within Richland County and is South Carolina’s capital city and is geographically positioned in the center of the state between the industrialized Upstate region of South Carolina and the coastal city of Charleston, South Carolina. Intersected by three major interstate highways (I-20, I-77, and I-26), Columbia’s strategic location has contributed greatly to its commercial appeal and growth. With the acquisition of Savannah River Banking Company in 2014, we added a branch in Aiken, South Carolina and a branch in Augusta, Georgia (Richmond County). In 2016, we opened a loan production office in Greenville County, which we converted into a full service office in February 2019. With the acquisition of CNB in 2017, we added a branch in each of Greenville, Pickens, and Anderson Counties of South Carolina. We refer to this three-county area as the “Upstate” region of South Carolina. In 2018, we opened a de novo branch in downtown Augusta, Georgia (Richmond County). In 2019, we opened a de novo branch in Evans, Georgia, a suburb of Augusta in Columbia County, Georgia. We refer to the three-county area of Aiken County (South Carolina), Richmond County (Georgia) and Columbia County (Georgia) as the “CSRA” region.

The following table shows data as to deposits, market share and population for our three market areas (deposits in thousands):

	Total		Estimated	Total Market Deposits(2)	Our Market Deposits(2)
	Offices		Population(1)	June 30, 2019	June 30, 2019	Market Share
Midlands Region	13	(3)	813,720	$19,811,601	$705,878	3.56%
CSRA Region	4		525,246	$8,007,643	$116,604	1.46%
Upstate Region	4	(4)	839,632	$16,898,818	$118,322	0.70%

(1)	All population data is derived from July 2018 estimates based on survey changes to the 2010 U. S. Census data.
(2)	All deposit data as of June 30, 2019 is derived from the most recent data published by the FDIC.
(3)	As of June 30, 2019, the Midlands Region consisted of 13 full service branches and a mortgage loan production office that did not receive deposits (which has since been consolidated with other existing offices in order to gain greater efficiency and collaboration).
(4)	As of June 30, 2019, the Upstate Region consisted of four full service branches.
6

We believe that we serve attractive banking markets with long-term growth potential and a well-educated employment base that helps to support our diverse and relatively stable local economy. According to U.S. Census Data, median household incomes for each of the counties in the regions noted above were as follows for 2018:

Richland County, SC	$53,922
Lexington County, SC	$59,593
Newberry County, SC	$42,765
Kershaw County SC	$49,392
Greenville County, SC	$56,789
Anderson County, SC	$47,906
Pickens County SC	$47,024
Aiken County SC	$50,036
Richmond County, GA	$40,644
Columbia County, GA	$76,938

The county estimates noted above compare to 2018 statewide median household income estimates of $51,015 and $55,679 for South Carolina and Georgia, respectively. The principal components of the economy within our market areas are service industries, government and education, and wholesale and retail trade. The largest employers in the Midlands market area, each of which employs in excess of 3,000 people, include the State of South Carolina, Prisma Health, BlueCross BlueShield of SC, the University of South Carolina, the United States Department of the Army (Fort Jackson Army Base), Richland School District 1, Richland School District 2, and Lexington Medical Center. The largest employers in our CSRA market area, each of which employs in excess of 3,000 people, include the U.S. Army Cyber Center of Excellence & Fort Gordon, Augusta University, Richmond County School System, NSA Augusta, University Hospital, Augusta University Hospitals, and the Department of Energy, Savannah River Site. The Upstate region major employers include, among others, Prisma Health, Greenville County Schools, BMW Manufacturing Corp., Michelin North America, BI-LO, LLC, Bon Secours St. Francis Health System, AnMed Health Medical Center, Clemson University, Duke Energy Corp., and GE Power & Water. We believe that this diversified economic base has reduced, and will likely continue to reduce, economic volatility in our market areas. Our markets have experienced steady economic and population growth over the past 10 years, and we expect that the area, as well as the service industry needed to support it, will continue to grow.

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

We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans, substantially all of which are sold into the secondary market. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general, we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. As a result, our lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. Based upon the capitalization of the Bank at December 31, 2019, the maximum amount we could lend to one borrower is $18.0 million. In addition, we may not make any loans to any director, officer, employee, or 10% shareholder of the Company or the Bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

Other bank services include internet banking, cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We offer non-deposit investment products and other investment brokerage services through a registered representative with an affiliation through LPL Financial. We are associated with Nyce and Plus networks of automated teller machines and MasterCard debit cards that may be used by our customers throughout South Carolina and other regions. In November 2019, we deconverted from the Star network of automated teller machines. We also offer VISA and MasterCard credit card services through a correspondent bank as our agent.

We currently do not exercise trust powers, but we can begin to do so with the prior approval of our primary banking regulators, the FDIC and the S.C. Board.

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in our market areas. As of June 30, 2019, there were 23 financial institutions operating approximately 171 offices in the Midlands market, 17 financial institutions operating 101 branches in the CSRA market, and 35 financial institutions operating 225 branches in the Upstate market. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and Georgia. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

As of December 31, 2019, we had 242 full-time employees. We believe that we have good relations with our employees.

Executive Officers of First Community Corporation

Executive officers of First Community Corporation are elected by the board of directors annually and serve at the pleasure of the board of directors. The current executive officers, and persons chosen to become executive officers, and their ages, positions with us over the past five years, and terms of office as of March 13, 2020, are as follows:

Name (age)	Position and Five Year History with Company	With the Company Since
Michael C. Crapps (61)	Chief Executive Officer and President, Director	1994
John T. Nissen (58)	Chief Commercial and Retail Banking Officer	1995
Robin D. Brown (52)	Chief Human Resources and Marketing Officer	1994
Tanya A. Butts (61)	Chief Operations Officer/Chief Risk Officer	2016
John F. (Jack) Walker (54)	Chief Credit Officer, formerly Senior Vice President and Loan Approval and Special Assets Officer	2009
D. Shawn Jordan (52)	Chief Financial Officer, formerly Executive Vice President	2019

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

We own 100% of the outstanding capital stock of the Bank, and, therefore, we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

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

The Regulatory Relief Act, among other things, expanded the definition of qualified mortgages a financial institution may hold and simplified the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “community bank leverage ratio” between 8% and 10%. As such, in November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules, discussed below, and, if applicable, is considered to have met the “well capitalized” capital ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III rules and file the appropriate regulatory reports. We do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

The Regulatory Relief Act also expanded the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1.0 billion to $3.0 billion. This expansion also excluded such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Regulatory Relief Act included regulatory relief for community banks regarding regulatory examination cycles, call reports, the proprietary trading prohibitions in the Volcker Rule, mortgage disclosures, and risk weights for certain high-risk commercial real estate loans.

We believe these reforms are favorable to our operations, but the ultimate impacts remain difficult to predict until rulemaking is complete and the reforms are fully implemented.

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

Basel Capital Standards. In July of 2013 (and fully-phased in as of January 1, 2019), the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act ( “Basel III”). Basel III was released in the form of enforceable regulations by each of the applicable federal bank regulatory agencies. Basel III is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies.” A small bank holding company is generally a qualifying bank holding company or savings and loan holding company with less than $3.0 billion in consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations—generally those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures applicable to advanced approaches banking organizations.

Based on the foregoing, as a small bank holding company, we are generally not subject to the capital requirements at the holding company level unless otherwise advised by the Federal Reserve; however, our Bank remains subject to the capital requirements. Accordingly, the Bank is required to maintain the following capital levels:

•	a Common Equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6%;
•	a total risk-based capital ratio of 8%; and
•	a leverage ratio of 4%.

Basel III also established a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital, which was phased in over several years. The phase-in of the capital conservation buffer began on January 1, 2016, at a level of 0.625% of risk-weighted assets for 2016 and increased to 1.250% for 2017, and 1.875% for 2018. The fully phased-in capital conservation buffer of 2.500%, which became effective on January 1, 2019, resulted in the following effective minimum capital ratios for the Bank beginning in 2019: (i) a Common Equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital levels fall below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under Basel III, Tier 1 capital includes two components: Common Equity Tier 1 capital and additional Tier 1 capital. The highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities (as discussed below). Tier 2 capital generally includes the allowance for loan losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying Tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. Cumulative perpetual preferred stock is included only in Tier 2 capital, except that the Basel III rules permit bank holding companies with less than $15.0 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in Common Equity Tier 1 capital), subject to certain restrictions. AOCI is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of a large part of this treatment of AOCI. We made this opt-out election and, as a result, retained our pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer was phased in incrementally over time, and became fully effective for us on January 1, 2019.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2023 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. We are currently evaluating the impact the CECL model will have on our accounting, and expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first quarter of 2023, the first reporting period in which the new standard is effective. At this time, we cannot yet reasonably determine the magnitude of such one-time cumulative adjustment, if any, or of the overall impact of the new standard on our business, financial condition or results of operations.

Proposed Legislation and Regulatory Action. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on our business.

Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks;
•	furnishing services to or performing services for our subsidiaries; and
•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking;

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;
•	making, acquiring, brokering or servicing loans and usual related activities;
•	leasing personal or real property;
•	operating a non-bank depository institution, such as a savings association;
•	trust company functions;
•	financial and investment advisory activities;
•	conducting discount securities brokerage activities;
•	underwriting and dealing in government obligations and money market instruments;
•	providing specified management consulting and counseling activities;
•	performing selected data processing services and support services;
•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•	performing selected insurance underwriting activities.

As a bank holding company, we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (“CRA”) (discussed below).

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

In guidance issued in February 2020, the Federal Reserve, among other things, stated that generally, a presumption of a controlling influence arises, in connection with business relationships, when (i) an investor controls a 5% or more voting interest in the company and has business relationships with the company that generate in the aggregate at least 10% of the total annual revenues or expenses of the investor or company, (ii) an investor controls a 10% or more voting interest in the company and has business relationships generating at least 5% of the total annual revenues or expenses of the investor or company, or (iii) an investor controls a 15% or more voting interest in the company and has business relationships generating at least 2% or more of total annual revenues or expenses of the investor or company. Further, with regard to director representation, a presumption of a controlling influence arises if an investor who owns 5% or more of any class of voting securities simultaneously controls a quarter or more of the board of directors or an investor controlling 15% or more of any class of voting securities of a company also has a representative serving as such company’s chair of the board of directors. With regard to market terms, a presumption of a controlling influence arises if an investor with 10% or more of a class of voting securities enters into business relationships with the target company that are not on market terms. With regard to senior management interlocks, a presumption of a controlling influence results if: (1) for an investor controlling 5% or more of a class of voting securities of a target company, there is (i) more than one senior management interlock or (ii) an employee or director of the investor serves as the chief executive officer (or in an equivalent role) at the target company, and (2) for an investor controlling 15% or more of a class of voting securities of a target company, there is any senior management interlock. The forgoing is a general summary of the material aspects of the Federal Reserve guidance, and you should refer to the full text of the guidance and related regulations for more information.

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

Capital Requirements. The Federal Reserve generally imposes certain capital requirements on a bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. If applicable, these requirements are essentially the same as those that apply to the Bank and are described below under “First Community Bank—Capital Regulations.” However, because the Company currently qualifies as a small bank holding company, these capital requirements do not currently apply to the Company. Subject to certain restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on, among other things, the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “First Community Bank—Dividends.” We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Dividends. As a bank holding company, the Company’s ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the Company’s ability to pay dividends or otherwise engage in capital distributions.

In addition, since the Company is legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions as described below in “First Community Bank–Dividends.”

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

Effective with the March 31, 2020 Call Report, qualifying community banking organizations that elect to use the new community bank leverage ratio framework and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements to be deemed well capitalized. See the discussion about the community bank leverage ratio above in Supervision and Regulation – 2018 Regulatory Reform. We do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

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

As of December 31, 2019, the Bank was deemed to be “well capitalized.”

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

On December 27, 2019, the federal banking agencies issued an interagency statement explaining that such agencies will provide temporary relief from enforcement action against banks or asset managers, which become principal shareholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. This temporary relief will apply while the Federal Reserve Board, in consultation with the other federal banking agencies, considers whether to amend Regulation O.

Dividends. The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances. The Bank must also maintain the Common Equity Tier 1 capital conservation buffer of 2.5%, in excess of its minimum regulatory risk-based capital ratios, to avoid becoming subject to restrictions on capital distributions, including dividends, as described above.

Branching. Federal legislation permits out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Act removed previous state law restrictions on de novo interstate branching in states such as South Carolina and Georgia. This change effectively permits out of state banks to open de novo branches in states where the laws of such state would permit a bank chartered by that state to open a de novo branch.

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

Community Reinvestment Act. The Bank is subject to certain requirements and reporting obligations under the CRA, which requires federal banking regulators to evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate- income neighborhoods. The CRA further requires these criteria to be considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the Bank. Additionally, financial institutions must publicly disclose the terms of various CRA-related agreements. In its most recent CRA examination, the Bank received a “satisfactory” rating.

In December 2019, the FDIC and the Office of the Comptroller of the Currency proposed changes to the regulations implementing the CRA, which, if adopted will result in changes to their current CRA framework. The Federal Reserve Board did not join the proposal.

Financial Subsidiaries. Under the Gramm-Leach-Bliley Act, otherwise referred to as the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Dodd-Frank Act that created the CFPB within the Federal Reserve, which has broad rule-making authority over a wide range of consumer laws that apply to all insured depository institutions;
•	the federal Truth-In-Lending Act, otherwise referred to as TILA, and Regulation Z, governing disclosures of credit terms to consumer borrowers and including substantial new requirements for mortgage lending, as mandated by the Dodd-Frank Act;
•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

•	the FDIA, which, among other things, limits the amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;
•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
•	the Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
•	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.
20

The CFPB is an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. As such, the CFPB may participate in examinations of the Bank.

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

Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “USA PATRIOT Act”). Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing cease and desist orders and money penalty sanctions against institutions that have not complied with these requirements.

USA PATRIOT Act/Bank Secrecy Act. As a financial institution, the Bank must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The USA PATRIOT Act, amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the U.S. Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. On August 1, 2019, September 19, 2019 and October 31, 2019, the Federal Open Market Committee (the “FMOC”) decreased the federal funds target rate by 25 basis points, which resulted in a total reduction of 75 basis points during 2019. On March 4, 2020, the FMOC decreased the federal funds target rate by 50 basis points to a target range of 1.00% to 1.25%. Further changes may occur in 2020, but, if so, there is no announced timetable.

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

In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund was increased to 1.35% of the estimated total amount of insured deposits. On September 30, 2018, the deposit insurance fund reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%. On reaching the minimum reserve ratio of 1.35%, FDIC regulations provided for two changes to deposit insurance assessments: (i) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) ceased; and (ii) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. These assessment credits started with the June 30, 2019 assessment invoiced in September 2019 and are expected to run off by March 31, 2020. Assessment rates are expected to decrease if the reserve ratio increases such that it exceeds 2%.

In addition, FDIC insured institutions were required to pay a Financing Corporation (“FICO”) assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s, which expired between 2017 and 2019. The final FICO assessment was collected in March 2019.

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

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2019.

In June 2010, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

In addition, the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law in December 2017, contains certain provisions affecting performance-based compensation. Specifically, the pre-existing exception to the $1.0 million deduction limitation applicable to performance-based compensation was repealed. The deduction limitation is now applied to all compensation exceeding $1.0 million, for our covered employees, regardless of how it is classified, which could have an adverse effect on our income tax expense and net income.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, exceeding 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more in the preceding three years or (ii) construction and land development loans exceeding 100% of total risk-based capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to commercial real estate lending, having observed substantial growth in many commercial real estate asset and lending markets, increased competitive pressures, rising commercial real estate concentrations in banks, and an easing of commercial real estate underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from commercial real estate lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their commercial real estate concentration risk. Based on the Bank’s loan portfolio as of December 31, 2019, its non-owner occupied commercial loans and its construction and land development loans were approximately 263% and 72% of total risk-based capital, respectively. Management will continue to monitor the level of the concentration in commercial real estate loans within the bank’s loan portfolio.

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

General Business Risks

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unlike larger banks that are more geographically diversified, we are a regional bank that provides banking and financial services to customers primarily in South Carolina and Georgia. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the U.S. as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary and trade policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; epidemics and pandemics; or a combination of these or other factors.

During 2019, the U.S. economy has continued to grow across a wide range of industries and regions in the United States. However, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, the potential effects of coronavirus on international trade (including supply chains and export levels), travel, employee productivity and other economic activities, depressed oil prices and the U.S.-China trade disputes and related tariffs, that may have a destabilizing effect on financial markets and economic activity. There can be no assurance that current economic conditions will continue or improve, and economic conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. A return of recessionary conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

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

Our actual loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate. As of December 31, 2019, approximately 88.6% of our loan portfolio (excluding loans held for sale) is composed of construction (10.0%), commercial mortgage (71.6%) and commercial (7.0%) loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

Uncertainty relating to the London Inter-bank Offered Rate, or LIBOR, calculation process and potential phasing out of LIBOR may adversely affect us.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing the U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains traction as a LIBOR replacement tool remains in question, although some transactions using SOFR have been completed in 2019, and the future of LIBOR remains uncertain as this time. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, securities, and borrowings in our portfolio. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may experience significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Changes in U.S. trade policies and other factors beyond our control, including the imposition of tariffs and retaliatory tariffs and the impacts of epidemics or pandemics, may adversely impact our business, financial condition and results of operations.

There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On January 26, 2020, President Trump signed a new trade deal between the United States, Canada and Mexico to replace the North American Free Trade Agreement. The full impact of this agreement on us, our customers and on the economic conditions in our primary banking markets is currently unknown. In addition, coronavirus and concerns regarding the extent to which it may spread have affected, and may increasingly affect, international trade (including supply chains and export levels), travel, employee productivity and other economic activities. A trade war or other governmental action related to tariffs or international trade agreements or policies, as well as coronavirus or other potential epidemics or pandemics, have the potential to negatively impact ours and/or our customers’ costs, demand for our customers’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

As of December 31, 2019, approximately 91.6% of our loans (excluding loans held for sale) had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. While economic conditions and real estate in our local markets in South Carolina and Georgia have improved since the end of the economic recession, there can be no assurance that our local markets will not experience another economic decline. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations. Natural disasters, including hurricanes, tornados, earthquakes, fires and floods, which could be exacerbated by potential climate change, may cause uninsured damage and other loss of value to real estate that secures these loans and may also negatively impact our financial condition.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2019, we had approximately $587.4 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 79.7% of our total loans outstanding as of that date. Approximately 39.1%, or $229.4 million, of this real estate is owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 4.6% or $26.0 million, since December 31, 2018. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months, or (ii) construction and land development loans exceed 100% of total risk-based capital. Our total non-owner-occupied commercial real estate loans represented 263% of the Bank’s total risk-based capital at December 31, 2019, and our construction and land development loans represented 72% of the Bank’s total risk-based capital at December 31, 2019.

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

At December 31, 2019, commercial business loans comprised 7.0% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

Changes in the financial markets could impair the value of our investment portfolio.

Our investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $257.6 million in 2019, as compared to $271.6 million in 2018. This represents 25.3% and 27.7% of the average earning assets for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the portfolio was 27.0% of earning assets. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

As of December 31, 2019 and 2018, securities which have unrealized losses were not considered to be “other than temporarily impaired,” and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain substantial liquidity which supports our ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

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

Our success depends significantly on growth, or lack thereof, in population, income levels, deposits and housing starts in the geographic markets in which we operate. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Unlike larger financial institutions that are more geographically diversified, we are a community banking franchise. Adverse changes in the economic conditions of the Southeast United States in general or in our primary markets in South Carolina and Georgia could negatively affect our financial condition, results of operations and profitability. While economic conditions in the states of South Carolina and Georgia, along with the U.S. have improved since the economic recession, there can be no assurance that these markets will not experience another economic decline. A return of recessionary conditions could result in the following consequences, any of which could have a material adverse effect on our business:

•	loan delinquencies may increase
•	problem assets and foreclosures may increase;
•	demand for our products and services may decline; and
•	collateral for loans that we make, especially real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.

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

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Although we cannot predict what the insurance assessment rates will be in the future, either deterioration in our risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Changes in prevailing interest rates may reduce our profitability.

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities (“MBSs”), and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, we believe a significant change in interest rates could potentially have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

We may be adversely affected by risks associated with future mergers and acquisitions, including execution risk, which could disrupt our business and dilute shareholder value.

From time to time, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;
•	regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, CRA issues, and other similar laws and regulations;
•	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
•	difficulty or unanticipated expense associated with converting the operating systems of the acquired or merged company into ours;
•	the incurrence and possible impairment of goodwill and other intangible assets associated with an acquisition or merger and possible adverse effects on our results of operations; and
•	the risk of loss of key employees and customers of the Company or the acquired or merged company.

If we do not successfully manage these risks, our merger and acquisition activities could have a material adverse effect on our business, financial condition, and results of operations, including short-term and long-term liquidity, and our ability to successfully implement our strategic plan.

We may be exposed to difficulties in combining the operations of acquired businesses into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired business. In addition, the markets and industries in which we and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition. We also may lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of acquisitions, pursued by non-related third party entities, could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities acquired. These factors could contribute to us not achieving the expected benefits from acquisitions within desired time frames.

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

We could experience a loss due to competition with other financial institutions or nonbank companies.

We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, community and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to offer products and services in more areas in which they do not have a physical location and for nonbanks, such as FinTech companies, to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	our ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;
•	our ability to expand our market position;
•	the scope, relevance, and pricing of the products and services we offer to meet our customers’ needs and demands;
•	the rate at which we introduce new products and services relative to our competitors;
•	customer satisfaction with our level of service; and
•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

New lines of business or new products and services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business, financial condition and results of operations.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2019, approximately $14.1 million of our loans, or 11.72% of the Bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which only two loans totaling approximately $181 thousand had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan-to-value exceptions are set at 30% of the Bank’s capital. At December 31, 2019, $7.4 million of our commercial loans, or 6.13% of the Bank’s regulatory capital, exceeded the supervisory loan-to-value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

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

While we have disaster recovery and other policies, plans and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Negative public opinion surrounding our Bank and the financial institutions industry generally could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our Bank and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, mergers and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees, could impair the confidence of our investors, counterparties and business partners and can affect our ability to effect transactions and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

Legal and Regulatory Risks

We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. We are subject to Federal Reserve regulation. Our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, the regulating authority that insures customer deposits; and by our state regulator, the S.C. Board. Also, as a member of the Federal Home Loan Bank (the “FHLB”), our Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations.

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

We are subject to strict capital requirements, which could be amended to be more stringent, in the future.

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain and an additional capital conservation buffer. From time to time, the regulators change these regulatory capital adequacy guidelines. If we fail to meet these capital guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends, repurchasing or redeeming capital securities, and paying certain bonuses.

In particular, the capital requirements applicable to the Bank under the Basel III rules became fully phased-in on January 1, 2019. The Bank is now required to satisfy additional, more stringent, capital adequacy standards than it had in the past. While we expect to meet the requirements of the Basel III rules, we may fail to do so. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions, make capital distributions in the form of dividends or share repurchases, or pay certain bonuses needed to attract and retain key personnel. Higher capital levels could also lower our return on equity.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, FASB, the SEC and our bank regulators change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. Such changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, which under some circumstances could potentially result in a need to revise or restate prior period financial statements.

New accounting standards will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board (the “FASB”) has issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us in 2023. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us on January 1, 2023 and for interim periods within that year. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our business, financial condition and results of operations.

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

From time to time we are, or may become, involved in suits, legal proceedings, information-gatherings, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of the banking business involve a substantial risk of legal liability. From time to time, we are, or may become, the subject of information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, self-regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgements, settlements, fines, injunctions, restrictions on the way we conduct our business or reputational harm.

Our ability to realize deferred tax assets may be reduced, which may adversely impact our results of operations.

Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements. As of December 31, 2019, we had net deferred tax assets of $1.0 million, which included deferred tax assets for a federal net operating loss carryforward of $331 thousand that is expected to expire in 2037. Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for federal income tax purposes. Based on projections of future taxable income in periods in which deferred tax assets are expected to become deductible, management determined that the realization of our net deferred tax asset was more likely than not. As a result, we did not recognize a valuation allowance on our net deferred tax asset as of December 31, 2019 or December 31, 2018. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. In December 2017, the Tax Act was enacted, which reduced the corporate federal income tax rate to 21% and resulted in an approximate $1.2 million write-down of our deferred tax asset in the fourth quarter of 2017, through income tax expense. These tax rate changes, in conjunction with our net income in 2018 and 2019, have resulted in a significant reduction of the deferred tax asset over the last two years. Our deferred tax asset may be further reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax assets. Charges to establish a valuation allowance with respect to our deferred tax asset could have a material adverse effect on our financial condition and results of operations.

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

Provisions of our articles of incorporation and bylaws, South Carolina law, and state and federal banking regulations, could delay or prevent a takeover by a third party.

Our articles of incorporation and bylaws could delay, defer, or prevent a third party takeover, despite possible benefit to the shareholders, or otherwise adversely affect the price of our common stock. Our governing documents:

•	authorize a class of preferred stock that may be issued in series with terms, including voting rights, established by the board of directors without shareholder approval;
•	authorize 20,000,000 shares of common stock and 10,000,000 shares of preferred stock that may be issued by the board of directors without shareholder approval;
•	classify our board with staggered three year terms, preventing a change in a majority of the board at any annual meeting;
•	require advance notice of proposed nominations for election to the board of directors and business to be conducted at a shareholder meeting;
•	grant the board of directors the discretion, when considering whether a proposed merger or similar transaction is in the best interests of the Company and our shareholders, to take into account the effect of the transaction on our employees, clients and suppliers and upon the communities in which our are located, to the extent permitted by South Carolina law;
•	provide that the number of directors shall be fixed from time to time by resolution adopted by a majority of the directors then in office, but may not consist of fewer than nine nor more than 25 members; and

•	provide that no individual who is or becomes a “business competitor” or who is or becomes affiliated with, employed by, or a representative of any individual, corporation, or other entity which the board of directors, after having such matter formally brought to its attention, determines to be in competition with us or any of our subsidiaries (any such individual, corporation, or other entity being a “business competitor”) shall be eligible to serve as a director if the board of directors determines that it would not be in our best interests for such individual to serve as a director (any financial institution having branches or affiliates within the counties in which we operate is presumed to be a business competitor unless the board of directors determines otherwise).
42

In addition, the South Carolina business combinations statute provides that a 10% or greater shareholder of a resident domestic corporation cannot engage in a “business combination” (as defined in the statute) with such corporation for a period of two years following the date on which the 10% shareholder became such, unless the business combination or the acquisition of shares is approved by a majority of the disinterested members of such corporation’s board of directors before the 10% shareholder’s share acquisition date. This statute further provides that at no time (even after the two-year period subsequent to such share acquisition date) may the 10% shareholder engage in a business combination with the relevant corporation unless certain approvals of the board of directors or disinterested shareholders are obtained or unless the consideration given in the combination meets certain minimum standards set forth in the statute. The law is very broad in its scope and is designed to inhibit unfriendly acquisitions but it does not apply to corporations whose articles of incorporation contain a provision electing not to be covered by the law. Our articles of incorporation do not contain such a provision. An amendment of our articles of incorporation to that effect would, however, permit a business combination with an interested shareholder even though such status was obtained prior to the amendment.

Finally, the Change in Bank Control Act and the Bank Holding Company Act generally require filings and approvals prior to certain transactions that would result in a party acquiring control of the Company or the Bank.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal place of business as well as the Bank’s is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. In addition, we currently operate 21 full-service offices located in the South Carolina counties of Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices), Kershaw County (1 office), Aiken County (1 office), Greenville County (2 offices), Anderson County (1 office), Pickens County (1 office), and in the Georgia counties of Richmond County (2 offices) and Columbia County (1 office). All of these properties are owned by the Bank except for the Downtown Augusta, Georgia (Richmond County) and Greenville, South Carolina full service branch offices, which are leased by the Bank. Although the properties owned are generally considered adequate, we have a continuing program of modernization, expansion and, when necessary, occasional replacement of facilities.

Item 3. Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

As of February 29, 2020, there were approximately 1,549 shareholders of record of our common stock. Our common stock trades on The NASDAQ Capital Market under the trading symbol of “FCCO.”

Quarterly Common Stock Price Ranges and Dividends

The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2019
Quarter ended March 31, 2019	$22.79	$17.93	$0.11
Quarter ended June 30, 2019	$20.28	$17.08	$0.11
Quarter ended September 30, 2019	$20.45	$17.55	$0.11
Quarter ended December 31, 2019	$22.00	$18.48	$0.11
2018
Quarter ended March 31, 2018	$23.50	$20.56	$0.10
Quarter ended June 30, 2018	$26.25	$21.95	$0.10
Quarter ended September 30, 2018	$26.25	$23.30	$0.10
Quarter ended December 31, 2018	$24.38	$18.54	$0.10

Dividend Policy

We currently intend to continue to pay quarterly cash dividends on our common stock, subject to approval by our board of directors, although we may elect not to pay dividends or to change the amount of such dividends. The payment of dividends is a decision of our board of directors based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the board determines relevant. The Company is a legal entity separate and distinct from the Bank. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company generally should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality, and overall financial condition. The Federal Reserve has also indicated that a bank holding company should not maintain a level of cash dividends that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that undermine the bank holding company’s ability to act as a source of strength.

Our ability to pay dividends is generally limited by the ability of the Bank to pay dividends to the Company. As a South Carolina-chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. In addition, the Bank must maintain a capital conservation buffer, above its regulatory minimum capital requirements, consisting entirely of Common Equity Tier 1 capital, in order to avoid restrictions with respect to its payment of dividends to the Company.

Unregistered Sales of Equity Securities

Pursuant to our 2006 Non-Employee Director Deferred Compensation Plan, non-employee directors may elect to defer all or any part of annual retainer fees payable in respect of the following calendar year to the director for his or her service on the board of directors or any committee of the board of directors. During the year, a number of deferred stock units are credited to the director’s account at the time such compensation would otherwise have been payable absent the election to defer equal to (i) the otherwise payable amount divided by (ii) the fair market value of a share of our common stock on the last trading day preceding the credit date. In general, a director’s vested account balance will be distributed in a lump sum of our common stock on the 30th day following termination of service on the board and on the board of directors of all of our subsidiaries, including termination of service as a result of death or disability. During the year ended December 31, 2019, we credited an aggregate of 5,715 deferred stock units to accounts for directors who elected to defer monthly fees or annual retainer fees for 2019. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.

Repurchases of Equity Securities

On September 18, 2019, we announced that our board of directors approved the repurchase of up to 200,000 additional shares of our common stock (the “New Repurchase Plan”), which are in addition to the shares repurchased under the repurchase program we announced in May 2019 for 300,000 shares of our common stock (the “Prior Repurchase Plan”). We completed the repurchase of all 300,000 shares covered by the Prior Repurchase Plan at a cost of $5.6 million with an average price per share of $18.79 prior to our adoption of the New Repurchase Plan.

Under the New Repurchase Plan, we may repurchase shares from time to time by means of, among other means, open market purchases and in solicited and unsolicited privately negotiated transactions. The actual means and timing of any purchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management during a period of up to two years and will depend on a number of factors, including the market price of our common stock, share issuances under our equity plans, general market and economic conditions, and applicable legal and regulatory requirements.

No share repurchases have been made under the New Repurchase Plan.

Item 6. Selected Financial Data

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2019	2018	2017	2016	2015
Balance Sheet Data:
Total assets	$1,170,279	$1,091,595	$1,050,731	$914,793	$862,734
Loans held for sale	11,155	3,223	5,093	5,707	2,962
Loans	737,028	718,462	646,805	546,709	489,191
Deposits	988,201	925,523	888,323	766,622	716,151
Total common shareholders’ equity	120,194	112,497	105,663	81,861	79,038
Total shareholders’ equity	120,194	112,497	105,663	81,861	79,038
Average shares outstanding, basic	7,510	7,581	6,849	6,617	6,558
Average shares outstanding, diluted	7,588	7,731	6,998	6,787	6,719
Results of Operations:
Interest income	$42,630	$39,729	$32,156	$29,506	$28,649
Interest expense	5,781	3,981	2,762	3,047	3,396
Net interest income	36,849	35,748	29,394	26,459	25,253
Provision for loan losses	139	346	530	774	1,138
Net interest income after provision for loan losses	36,710	35,402	28,864	25,685	24,115
Non-interest income(1)	11,882	10,986	9,239	8,339	8,611
Writedown on premises held for sale(1)	(282)	—	—	—	—
Securities gains (losses)(1)	136	(342)	400	601	355
Non-interest expenses	34,617	32,123	29,358	25,776	24,678
Income before taxes	13,829	13,923	9,145	8,849	8,403
Income tax expense	2,858	2,694	3,330	2,167	2,276
Net income	10,971	11,229	5,815	6,682	6,127
Net income available to common shareholders	10,971	11,229	5,815	6,682	6,127
Per Share Data:
Basic earnings per common share	$1.46	$1.48	$0.85	$1.01	$0.93
Diluted earnings per common share	1.45	1.45	0.83	0.98	0.91
Book value at period end	16.16	14.73	13.93	12.24	11.81
Tangible book value at period end (non-GAAP)	13.99	12.55	11.66	11.31	10.84
Dividends per common share	0.44	0.40	0.36	0.32	0.28
Asset Quality Ratios:
Non-performing assets to total assets(3)	0.32%	0.37%	0.51%	0.57%	0.85%
Non-performing loans to period end loans	0.31%	0.36%	0.52%	0.75%	0.99%
Net charge-offs (recoveries) to average loans	(0.03)%	(0.02)%	(0.01)%	0.03%	0.14%
Allowance for loan losses to period-end total loans	0.90%	0.87%	0.89%	0.94%	0.94%
Allowance for loan losses to non-performing assets	177.23%	155.14%	79.52%	99.35%	62.98%
Selected Ratios:
Return on average assets	0.98%	1.04%	0.62%	0.75%	0.73%
Return on average common equity:	9.38%	10.48%	6.56%	8.08%	7.94%
Return on average tangible common equity (non-GAAP):	10.91%	12.44%	7.22%	8.76%	8.68%
Efficiency Ratio (non-GAAP)(1)	70.52%	68.06%	74.34%	72.27%	71.25%
Noninterest income to operating revenue(2)	24.16%	22.94%	24.69%	25.26%	26.20%
Net interest margin (tax equivalent)	3.65%	3.69%	3.52%	3.35%	3.38%
Equity to assets	10.27%	10.31%	10.06%	8.95%	9.16%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	9.02%	8.92%	8.56%	8.33%	8.47%
Tier 1 risk-based capital (Bank)(4)	13.47%	13.19%	13.40%	13.84%	14.72%
Total risk-based capital (Bank)(4)	14.26%	13.96%	14.18%	14.66%	15.54%
Leverage (Bank)(4)	9.97%	9.98%	9.66%	9.77%	9.73%
Average loans to average deposits(5)	78.65%	75.01%	73.08%	69.62%	68.75%

(1)	The efficiency ratio is a key performance indicator in our industry. The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses and write-downs of premises held-for-sale. The efficiency ratio is a measure of the relationship between operating expenses and net revenue.
(2)	Operating revenue is defined as net interest income plus noninterest income.
(3)	Includes non-accrual loans, loans > 90 days delinquent and still accruing interest and other real estate owned (“OREO”).
(4)	As a small bank holding company, we are generally not subject to the capital requirements at the holding company level unless otherwise advised by the Federal Reserve; however, our Bank remains subject to capital requirements.
(5)	Includes loans held for sale.
46

Certain financial information presented above is determined by methods other than in accordance with GAAP. These non-GAAP financial measures include “efficiency ratio,” “tangible book value at period end,” “return on average tangible common equity” and “tangible common shareholders’ equity to tangible assets.” The “efficiency ratio” is defined as non-interest expense, divided by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses and OTTI on securities, and write-downs of premises held-for-sale. The efficiency ratio is a measure of the relationship between operating expenses and net revenue. “Tangible book value at period end” is defined as total equity reduced by recorded intangible assets divided by total common shares outstanding. “Tangible common shareholders’ equity to tangible assets” is defined as total common equity reduced by recorded intangible assets divided by total assets reduced by recorded intangible assets. Our management believes that these non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period-to-period in a meaningful manner. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

The table below provides a reconciliation of non-GAAP measures to GAAP for the five years ended December 31:

Tangible book value per common share	2019	2018	2017	2016	2015
Tangible common equity per common share (non-GAAP)	$13.99	$12.55	$11.66	$11.31	$10.84
Effect to adjust for intangible assets	2.17	2.18	2.27	0.93	0.97
Book value per common share (GAAP)	$16.16	$14.73	$13.93	$12.24	$11.81
Return on average tangible common equity
Return on average tangible common equity (non-GAAP)	10.91%	12.44%	7.22%	8.76%	8.68%
Effect to adjust for intangible assets	(1.53)%	(1.96)%	(0.66)%	(0.68)%	(0.74)%
Return on average common equity (GAAP)	9.38%	10.48%	6.56%	8.08%	7.94%
Tangible common shareholders’ equity to tangible assets
Tangible common equity to tangible assets (non-GAAP)	9.02%	8.92%	8.56%	8.33%	8.47%
Effect to adjust for intangible assets	1.25%	1.39%	1.50%	0.62%	0.69%
Common equity to assets (GAAP)	10.27%	10.31%	10.06%	8.95%	9.16%
47

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this Annual Report on Form 10-K.

Overview

We are headquartered in Lexington, South Carolina and serve as the bank holding company for the Bank. We engage in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals. We operate from our main office in Lexington, South Carolina, and our 21 full-service offices located in the South Carolina counties of Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices), Kershaw County (1 office), Aiken County (1 office), Greenville County (2 offices), Anderson County (1 office), and Pickens County (1 office); and in the Georgia counties of Richmond County (2 offices) and Columbia County (1 office).

The following discussion describes our results of operations for 2019, as compared to 2018 and 2017, and also analyzes our financial condition as of December 31, 2019, as compared to December 31, 2018. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2019, 2018 and 2017 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Recent Market Conditions

Our financial performance generally, and in particular the ability of our borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. In early 2020, an outbreak of a novel strain of coronavirus was identified in Wuhan, China. The coronavirus has since spread within China and infections have been found in a number of countries around the world, including the United States. The coronavirus and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities has had, and may continue to have, a destabilizing effect on financial markets and economic activity. The extent of the impact of the coronavirus on our operational and financial performance is currently uncertain and cannot be predicted and will depend on certain developments, including, among others, the duration and spread of the outbreak, its impact on our customers, employees and vendors, and governmental, regulatory and private sector responses, which may be precautionary, to the coronavirus.

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our consolidated financial statements in this report.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies. We have identified the determination of the allowance for loan losses, goodwill and other intangibles, income taxes and deferred tax assets, other-than-temporary impairment, business combinations, and method of accounting for loans acquired to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management has reviewed and approved these critical accounting policies and estimates and has discussed these policies with our Audit and Compliance Committee.

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

FASB has issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us in 2023. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us on January 1, 2023 and for interim periods within that year. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our business, financial condition and results of operations.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and it is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. These qualitative factors include but are not limited to overall deterioration in general economic conditions, industry and market conditions, and overall financial performance. If determined that it is more likely than not that there has been a deterioration in the fair value of the carrying value then the first of a two-step process would be performed. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Management has determined that we have four reporting units (See Note 26 to the Consolidated Financial Statements).

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write-downs of OREO properties, write-downs on premises held-for-sale, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Tax Act reduced corporate income taxes which resulted in an adjustment of our deferred tax asset in 2017 (See Note 15 to the Consolidated financial statements for the impact of the change). We file a consolidated federal income tax return for the Bank. At December 31, 2019, we are in a net deferred tax asset position.

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

Net income was $11.0 million, or $1.45 diluted earnings per common share, for the year ended December 31, 2019, as compared to net income of $11.2 million, or $1.45 diluted earnings per common share, for the year ended December 31, 2018. Net interest income increased $1.1 million, or 3.1% to $36.8 million, in 2019 from $35.7 million in 2018. The increase in net interest income is primarily due to a $37.3 million increase in average earning assets, which was partially offset by a four basis points decline in the net interest margin in 2019 as compared to 2018. Net interest margin on a fully tax equivalent basis was 3.65% in 2019 as compared to 3.69% in 2018. Provision for loan losses declined $207 thousand to $139 thousand in 2019 from $346 thousand in 2018. Noninterest income increased $1.1 million, or 10.3% to $11.7 million, in 2019 from $10.6 million in 2018. The increase in noninterest income was primarily due to increases in mortgage banking income, investment advisory fees and non-deposit commissions, gains/(losses) on sale of securities, and ATM debit card income, which were partially offset by lower deposit service charges and a write-down on bank premises held-for-sale. We conducted business from a mortgage loan production office in Richland County, South Carolina until January 24, 2020 and have since consolidated such business with other existing Bank offices. This closure and consolidation resulted in a write-down of the real estate of $282 thousand during the fourth quarter of 2019 based on the appraised value of the real estate less estimated selling costs. The real estate is recorded at $591 thousand in Premises held-for-sale at December 31, 2019. Once the real estate is sold, our occupancy expense will decline by approximately $91 thousand annually. Noninterest expense increased $2.5 million, or 7.8% to $34.6 million, in 2019 from $32.1 million in 2018. The increase in noninterest expense was primarily due to increases in salaries and employee benefits, occupancy expense, ATM/debit card and data processing expense, and marketing and public relations expense, which were partially offset by lower FDIC /FICO premiums in 2019 as compared to 2018. During 2019, we made significant strategic investments in our franchise, including two new full-service offices, our mobile and digital banking platforms, and hiring additional team members. Income tax expense increased $164 thousand, or 6.1%, to $2.9 million, in 2019 as compared to $2.7 million in 2018. Our effective tax rate was 20.67% in 2019 as compared to 19.35% in 2018.

Net income was $11.2 million, or $1.45 diluted earnings per common share, for the year ended December 31, 2018, as compared to net income $5.8 million, or $0.83 diluted earnings per common share, for the year ended December 31, 2017. During the year ended 2017, we recognized a tax expense adjustment resulting from the change in corporate tax rates enacted in the Tax Act on December 22, 2017. The lowering of the corporate tax rate to 21% required that we make an approximate $1.2 million tax expense charge to adjust the value of our deferred tax asset. As a result of the enacted lower tax rates, we recovered substantially all of this charge through the lower effective tax rate in the year ended December 31, 2018. We expect to continue to benefit in future periods as a result of the lower effective corporate tax rate. Another factor impacting net income during 2017 included expenses of approximately $300 thousand related to our conversion to a new operating system and $945 thousand in expenses related to the acquisition of Cornerstone. During 2018, we had no merger or conversion related expenses. Interest income increased from $32.2 million in 2017 to $39.7 million in 2018. This was a result of an increase in average earning assets of $121.8 million in 2018 as compared to 2017. In addition, our net interest margin on a fully taxable equivalent basis improved by 17 basis points in 2018 as compared to 2017. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.49% in 2018 as compared to 3.31% in 2017. The provision for loan losses was $346 thousand in 2018 as compared to $530 thousand in 2017. Increases in salary and benefit, occupancy and information technology expenses, were the largest contributors to the overall increase in non-interest expense (see discussion “Non-interest Income and Non-interest Expense”). A substantial percentage of these increases relates to the inclusion of Cornerstone expenses for the entire year of 2018 whereas in 2017 they were included for approximately 2 ½ months.

Net Interest Income

Net interest income is our primary source of revenue. Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities.

Net interest income totaled $36.8 million in 2019, $35.7 million in 2018, and $29.4 million in 2017. The yield on earning assets was 4.19%, 4.05%, and 3.74% in 2019, 2018 and 2017, respectively. The rate paid on interest-bearing liabilities was 0.80%, 0.55%, and 0.43% in 2019, 2018, and 2017, respectively. The fully taxable equivalent net interest margin was 3.65% in 2019, 3.69% in 2018, and 3.52% in 2017. Loans typically provide a higher yield than other types of earning assets and, thus, one of our goals continues to be growing the loan portfolio as a percentage of earning assets in order to improve the overall yield on earning assets and the net interest margin. Our average loan portfolio (including loans held-for-sale) as a percentage of average earning assets was 72.2 % in 2019, 70.0% in 2018, and 67.2% in 2017. The loan portfolio as a percentage of earning assets declined to 69.9% at December 31, 2019 from 72.5% at December 31, 2018. The decline was primarily due to a $39.4 million increase in deposits during the fourth quarter of 2019. These deposits resulted in increases in our investment portfolio and short term investments. Our loan (including loans held-for-sale) to deposit ratio on average during 2019 was 78.7%, as compared to 75.0% during 2018, and 73.1% during 2017. The loan to deposit ratio declined to 75.7% at December 31, 2019 as compared to 78.0% at December 31, 2018. This decline was due our deposit growth of $62.7 million exceeding our loan growth of $26.5 million from December 31, 2018 to December 31, 2019.

The net interest margin and the net interest margin on a fully tax equivalent basis declined by two basis points and four basis points, respectively, in 2019 as compared to 2018. The yield on earning assets increased by 14 basis points while our cost of interest-bearing liabilities increased by 25 basis points in 2019 as compared to 2018. The decline in net interest margin in 2019 as compared to 2018 was partially a result of the Federal Reserve reducing the federal funds target rate in 2019 after increasing it in 2018 and a flat-to-inverted yield curve during periods of 2019. In 2018, the federal funds target rate was increased four times. These increases over time positively impact our net interest margin because the yields on our variable rate assets in the loan and investment portfolios, and our short term investments reprice at higher rates faster than the rates that we pay on our interest-bearing liabilities reprice higher in a rising rate environment. However, the Federal Reserve reduced the target range for the federal funds rate by 25 basis points at each of its meetings in in July 2019, September 2019, and October 2019, which resulted in a total reduction of 75 basis points during 2019. These reductions, along with a flat-to-inverted yield curve during periods of 2019, negatively impacted our net interest margin during the second half of 2019 because the yields on our variable rate assets in the loan and investment portfolios, and our short term investments reprice at lower rates faster than the rates that we pay on our interest-bearing liabilities reprice lower in a declining rate environment. Furthermore, the three reductions in the federal funds target rate, the flat-to-inverted yield curve during periods of 2019, and the competitive environment put downward pressure on the pricing of new loan originations in 2019. The yield on our earning assets increased 14 basis points to 4.19% in 2019 from 4.05% in 2018. However, the cost of our interest-bearing liabilities increased 25 basis points to 0.80% in 2019 from 0.55% in 2018. The positive impact from the 2018 federal funds target rate increases were more than offset by the negative impacts from the 2019 federal funds target rate reductions, the flat-to-inverted yield curve, and the competitive loan pricing environment during periods of 2019. The average loan balance as a percentage of average earning assets was 72.2% in 2019 as compared to 70.0% in 2018. This increase in earning asset mix along with the increases in short term rates noted previously accounted for the improved yield on our earning assets. Our lower cost funding sources include non-interest bearing transaction accounts, interest-bearing transaction accounts, money-market accounts and savings deposits. During 2018, the average balance in these accounts represented 79.5% of total deposits whereas in 2019 they represented 81.1% of total deposits. Our average other borrowings, which are typically a higher cost funding source, increased $6.3 million in 2019 as compared to 2018. Managing this interest rate risk continues to be a primary focus of management (see discussion of Market Rate and Interest Rate Sensitivity discussion below).

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

	Year ended December 31,
	2019			2018			2017
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans(1)	$735,343	$35,447	4.82%	$686,438	$32,789	4.78%	$577,730	$26,134	4.52%
Securities	257,587	6,636	2.58%	271,621	6,522	2.40%	265,751	5,859	2.20%
Other short-term investments(2)	25,580	547	2.14%	23,156	419	1.81%	15,972	163	1.02%
Total earning assets	1,018,510	42,630	4.19%	981,215	39,729	4.05%	859,453	32,156	3.74%
Cash and due from banks	14,362			13,446			11,571
Premises and equipment	35,893			34,905			31,850
Intangible assets	16,376			16,881			8,128
Other assets	37,513			36,299			32,160
Allowance for loan losses	(6,437)			(6,075)			(5,479)
Total assets	$1,116,217			$1,076,671			$937,683
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	208,750	591	0.28%	192,420	443	0.23%	163,870	190	0.12%
Money market accounts	181,695	1,690	0.93%	184,413	869	0.47%	170,296	435	0.26%
Savings deposits	104,236	138	0.13%	106,752	143	0.13%	80,807	94	0.12%
Time deposits	176,243	2,139	1.21%	188,023	1,450	0.77%	176,358	1,106	0.63%
Other borrowings	52,427	1,223	2.33%	46,155	1,076	2.34%	51,171	937	1.83%
Total interest-bearing liabilities	723,351	5,781	0.80%	717,763	3,981	0.55%	642,502	2,762	0.43%
Demand deposits	264,017			243,530			199,169
Other liabilities	11,869			8,200			7,306
Shareholders’ equity	116,980			107,178			88,706
Total liabilities and shareholders’ equity	$1,116,217			$1,076,671			$937,683
Net interest spread			3.39%			3.49%			3.31%
Net interest income/margin		$36,849	3.62%		$35,748	3.64%		$29,394	3.42%
Net interest margin (tax equivalent)(3)			3.65%			3.69%			3.52%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held for sale.
(2)	The computation includes federal funds sold, securities purchased under agreement to resell and interest bearing deposits.
(3)	Based on a 21.0% marginal tax rate for 2019 and 2018 and a 32.5% marginal tax rate for 2017.
54

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect related to volume and rate which cannot be separately identified, has been allocated proportionately, to the change due to volume and the change due to rate.

	2019 versus 2018 Increase (decrease) due to			2018 versus 2017 Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$2,356	$302	$2,658	$5,129	$1,526	$6,655
Investment securities	(278)	393	115	132	531	663
Other short-term investments	47	81	128	94	161	255
Total earning assets	1,538	1,363	2,901	4,792	2,781	7,573
Interest-bearing liabilities
Interest-bearing transaction accounts	40	108	148	37	215	252
Money market accounts	(13)	835	822	38	397	435
Savings deposits	(3)	(2)	(5)	33	16	49
Time deposits	(84)	774	690	77	267	344
Other short-term borrowings	146	(1)	145	(98)	237	139
Total interest-bearing liabilities	31	1,769	1,800	351	870	1,219
Net interest income			$1,101			$6,354
55

Market Risk and Interest Rate Sensitivity

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be measured in either diminished current market values or reduced current and potential net income. Our primary market risk is interest rate risk. We have established an Asset/Liability Management Committee (the “ALCO”) to monitor and manage interest rate risk. The ALCO monitors and manages the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. The ALCO has established policy guidelines and strategies with respect to interest rate risk exposure and liquidity.

A monitoring technique employed by us is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Simulation modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. We model the impact on net interest income for several different changes, to include a flattening, steepening and parallel shift in the yield curve. For each of these scenarios, we model the impact on net interest income in an increasing and decreasing rate environment of 100 and 200 basis points. We also periodically stress certain assumptions such as loan prepayment rates, deposit decay rates and interest rate betas to evaluate our overall sensitivity to changes in interest rates. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in net interest income at no more than 10% and 15%, respectively, in a 100 and 200 basis point change in interest rates over a 12-month period. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Neither the “gap” analysis or asset/liability modeling are precise indicators of our interest sensitivity position due to the many factors that affect net interest income including, the timing, magnitude and frequency of interest rate changes as well as changes in the volume and mix of earning assets and interest-bearing liabilities.

The following table illustrates our interest rate sensitivity at December 31, 2019.

Interest Sensitivity Analysis

(Dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Loans(1)	$307,678	$244,386	$111,902	$66,435	$730,401
Loans Held for Sale	11,155	—	—	—	11,155
Securities(2)	104,991	48,037	25,420	109,343	287,791
Federal funds sold, securities purchased under agreements to resell and other earning assets	30,741	2,000	—	—	32,741
Total earning assets	454,565	294,423	137,322	175,778	1,062,088
Liabilities
Interest bearing liabilities
Interest bearing deposits
Interest checking accounts	93,484	—	—	134,254	227,738
Money market accounts	120,717	—	—	73,372	194,089
Savings deposits	23,950	—	—	81,935	105,885
Time deposits	108,536	54,231	7,969	(75)	170,661
Total interest-bearing deposits	346,687	54,231	7,969	289,486	698,373
Other borrowings	48,471	—	—	—	48,471
Total interest-bearing liabilities	395,158	54,231	7,969	289,486	746,844
Period gap	$59,407	$240,192	$129,353	$(113,708)	$315,244
Cumulative gap	$59,407	$299,599	$428,952	$315,244	$315,244
Ratio of cumulative gap to total earning assets	13.07%	40.00%	48.40%	29.68%	29.68%

(1)	Loans classified as non-accrual as of December 31, 2019 are not included in the balances.
(2)	Securities based on amortized cost.
56

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2019 and 2018 over the subsequent 12 months. At December 31, 2019, we are slightly liability sensitive over the first three month period and over the balance of a 12-month period are asset sensitive on a cumulative basis. As a result, our modeling reflects modest decline in our net interest income in a rising rate environment over the first 12 months. This negative impact of rising rates reverses and net interest income is favorably impacted over a 24-month period. In a declining rate environment, the model reflects a decline in net interest income. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income December 31,
	2019	2018
+200bp	-2.30%	-3.54%
+100bp	-1.09%	-1.58%
Flat	—	—
-100bp	-1.88%	-0.34%
-200bp	-5.08%	-4.37%

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2019 and 2018, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 5.85% and (1.56)%, respectively. The PVE exposure in a down 100 basis point decrease was estimated to be (7.68)% at December 31, 2019 compared to (1.97)% at December 31, 2018.

Provision and Allowance for Loan Losses

At December 31, 2019, the allowance for loan losses amounted to $6.6 million, or 0.90% of loans (excludes loans held-for-sale), as compared $6.3 million, or 0.87% of loans, at December 31, 2018. Loans that were acquired in the acquisition of Cornerstone in 2017 and Savannah River Financial Corp. (“Savannah River”) in 2014 are accounted for under FASB Accounting Standard Codification (“ASC”) 310-30. These acquired loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. Subsequent to the acquisition date, increases in cash flows expected to be received in excess of our initial estimates are reclassified from non-accretable difference to accretable difference and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses. During 2019 and 2018, there were no adjustments to our initial estimates or impairments recorded on purchased loans. The recorded investment in loans acquired in the Cornerstone and Savannah River transactions at December 31, 2019 and 2018 amounted to approximately $28.0 million and $64.5 million, respectively. At December 31, 2019 and 2018, the credit component on loans attributable to these acquired loans was $535 thousand and $660 thousand, respectively.

Our provision for loan loss was $139 thousand for the year ended December 31, 2019, as compared to $346 thousand and $530 thousand for the years ended December 31, 2018 and 2017, respectively. The provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider qualitative factors such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 5–Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 0.68%, 0.13% and 0.01%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. Our percentage of non-performing assets to total assets has shown continued improvement in the last several years. Non-performing assets were $3.7 million (0.32% of total assets) at December 31, 2019, $4.0 million (0.37% of total assets) at December 31, 2018, and $5.3 million (0.51% of total assets) at December 31, 2017. We believe these ratios are favorable in comparison to current industry results nationally and specifically in our local markets. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. As noted below in the “Allocation of the Allowance for Loan Losses” table, the unallocated portion of the allowance as a percentage of the total allowance was 11.8% in 2019, 10.3% in 2018, and 27.5% in 2017. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. The U.S. economy has been in an extended period of recovery. The period at which we will reach full recovery or revert back to a slowing economy is not determinable. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period the bank has experienced a modest net recovery. We believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle. As a result of national and global economic uncertainty, management does not believe it would be judicious to reduce substantially the overall level of the allowance at this time. The percentage of the unallocated portion of the allowance decreased from 27.5% at December 31, 2017 to 11.8% at December 31, 2019. The decline in the unallocated portion of the reserve reflects lower provisioning as a result of continued improvement in overall loan performance, in addition to steady loan growth during the timeframe. Management also continually evaluates the underlying qualitative factors applied to the evaluation of the adequacy of the allowance for loan losses.

We have a significant portion of our loan portfolio with real estate as the underlying collateral. At December 31, 2019 and 2018, approximately 91.6% and 91.1%, respectively, of the loan portfolio had real estate as underlying collateral (see Note 16 to financial statements for concentrations of credit). When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

At December 31, 2019, 2018, and 2017, we had non-accrual loans in the amount of $2.3 million (0.31% of total loans), $2.5 million (0.35% of total loans) and $3.4 million (0.52% of total loans), respectively. Nonaccrual loans at December 31, 2019 consisted of 28 loans. All of these loans are considered to be impaired, are substantially all real estate-related, and have been measured for impairment under the fair value of the collateral method or the present value of expected cash flows method. We consider a loan to be impaired when, based upon current information and events, it is believed that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such fair values are obtained using independent appraisals, which we consider to be level 3 inputs. The aggregate amount of impaired loans was $4.0 million and $4.4 million for the years ended December 31, 2019 and 2018, respectively. The non-accrual loans range in size from $1 thousand to $655 thousand. The largest of these loans is in the amount of $655 thousand and is secured by commercial non-owner occupied real estate located in Aiken, South Carolina.

In addition to the non-accrual loans that are considered to be impaired, we have five loans totaling $1.9 million that are classified as troubled debt restructurings but are accruing loans as of December 31, 2019. The largest relationship consists of one loan totaling $1.2 million with a loan on commercial real estate property located in the Midlands of South Carolina. There were $0.5 million, $1.8 million, and $2.1 million in loans delinquent 30 to 89 days at December 31, 2019, 2018 and 2017, respectively. There were no loans delinquent greater than 90 days and still accruing at December 31, 2019 as compared to $31 thousand and $32 thousand at December 31, 2018 and 2017, respectively.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We have not identified any relationships that are current as to principal and interest at December 31, 2019 and not included in non-performing assets that could be a potential problem loans. Loans are identified as potential problems based on our review that their traditional sources of cash flow may have been impacted and that they may ultimately not be able to service the debt. These loans are continually monitored and are considered in our overall evaluation of the adequacy of our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses.

Allowance for Loan Losses

(Dollars in thousands)	2019	2018	2017	2016	2015
Average loans and loans held for sale outstanding	$735,343	$686,438	$577,730	$514,766	$473,367
Loans and loans held for sale outstanding at period end	$748,183	$721,685	$651,898	$552,416	$492,153
Total nonaccrual loans	$2,329	$2,545	$3,342	$4,049	$4,839
Loans past due 90 days and still accruing	$—	$31	$32	$53	$—
Beginning balance of allowance	$6,263	$5,797	$5,214	$4,596	$4,132
Loans charged-off:
1-4 family residential mortgage	12	1	—	25	50
Non-farm non-residential mortgage	—	—	30	92	626
Multifamily residential	—	—	—	31	—
Home equity	1	23	7	19	—
Commercial	12	—	5	—	69
Installment & other	107	137	112	60	13
Overdrafts	13	3	19	12	49
Total loans charged-off	145	164	173	239	807
Recoveries:
1-4 family residential mortgage	—	83	46	41	7
Multifamily residential	—	4	5	—	—
Non-farm non-residential mortgage	307	127	126	21	33
Home equity	15	6	24	3	3
Commercial	3	3	5	5	6
Installment & other	43	59	19	2	66
Overdrafts	2	2	1	11	18
Total recoveries	370	284	226	83	133
Net loans recovered (charged off)	225	120	53	(156)	(674)
Provision for loan losses	139	346	530	774	1,138
Balance at period end	$6,627	$6,263	$5,797	$5,214	$4,596
Net charge -offs to average loans and loans held for sale	(0.03)%	(0.02)%	(0.01)%	0.03%	0.16%
Allowance as percent of total loans	0.90%	0.87%	0.89%	0.94%	0.94%
Non-performing loans as% of total loans	0.31%	0.77%	0.52%	0.75%	0.99%
Allowance as% of non-performing loans	285.54%	112.32%	171.81%	127.11%	95.00%
60

The following table presents an allocation of the allowance for loan losses at the end of each of the past five years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

Allocation of the Allowance for Loan Losses

	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$427	7.3%	$430	7.7%	$221	7.9%	$145	7.8%	$75	7.7%
Real Estate Construction	111	1.9%	89	1.6%	101	7.0%	104	8.4%	51	7.3%
Real Estate Mortgage:
Commercial	4,602	78.7%	4,318	76.8%	3,077	71.2%	2,793	67.9%	2,036	66.9%
Residential	607	10.4%	692	12.3%	461	7.2%	438	8.7%	223	10.0%
Consumer	97	1.7%	88	1.6%	343	6.7%	280	7.2%	164	8.1%
Unallocated	783	N/A	646	N/A	1,594	N/A	1,454	N/A	2,047	N/A
Total	$6,627	100.0%	$6,263	100.0%	$5,797	100.0%	$5,214	100.0%	$4,596	100.0%

Loans acquired in the Cornerstone transaction are excluded from our evaluation of the adequacy of the allowance as they were measured at fair value at acquisition. The assumptions used in this evaluation included a credit component and an interest rate component. These loans amounted to approximately $26.0 million and $40.4 million at December 31, 2019 and 2018, respectively.

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

Non-interest Income and Expense

Non-interest Income. A significant source of noninterest income is service charges on deposit accounts. We also originate and sell residential loans on a servicing released basis in the secondary market. These loans are fixed rate residential loans that are originated in our name. The loans have locked in price commitments to be purchased by investors at the time of closing. Therefore, these loans present very little market risk for us. We typically deliver to, and receive funding from, the investor within 30 days. Other sources of noninterest income are derived from investment advisory fees and commissions on non-deposit investment products, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Non-interest income was $11.7 million and $10.6 million in 2019 and 2018, respectively. From 2019 to 2018, the deposit service charges decreased by $120 thousand, or 6.8%. Changes in the regulatory requirements related to overdraft protection fees continue to contribute to the decrease in the overall fees from deposit service charges. Our mortgage banking income increased $660 thousand in 2019, as compared to 2018. Mortgage loan production was $139.6 million in 2019 (including construction to permanent loans to be sold upon completion of construction) as compared to $119.7 million in 2018. Investment advisory fees and non-deposit commissions increased by $338 thousand in 2019 compared to 2018. Total assets under management (“AUM”) at December 31, 2019 were $369.7 million as compared to $288.5 million at December 31, 2018. The net gain on sale of securities for 2019 amounted to $136 thousand as compared to a loss of $342 thousand in 2018. The sales in 2019 and 2018 resulted from modest restructurings of the investment portfolio. These sales were made after evaluating specific investments and comparing them to an alternative asset or liability strategy. We recognized a gain on sale of other real estate of $24 thousand in 2018 as compared to a loss of $3 thousand in 2019. ATM debit card income increased by $216 thousand or 11.7% in 2019 as compared to 2018. The overall increase in ATM debit card fees was due to the increase in transaction accounts. Further, a write-down of Bank premises held-for-sale decreased our Non-interest income by $282 thousand in 2019. Income on bank owned life insurance (“BOLI”) declined from $722 thousand in 2018 to $687 thousand in 2019. Non-interest income other decreased from $535 thousand in 2018 to $361 thousand in 2019. In addition, we received proceeds of approximately $102 thousand related to a death benefit on BOLI, which was credited to “Non-interest income—Other” in 2018.

Non-interest income was $10.6 million and $9.6 million in 2018 and 2017, respectively. The deposit service charges increased by $283 thousand or 19.0% in comparing 2018 to 2017. Average transaction accounts (deposits accounts excluding time deposits) increased 18.4% during the year ended December 31, 2018 as compared to the same period for 2017. The addition of Cornerstone accounts in the fourth quarter of 2017 as well as organic growth accounted for the increase in deposit service charges. Mortgage banking income increased $117 thousand in 2018, as compared to 2017. Mortgage loan production was $119.7 million in 2018 (including construction to permanent loans to be sold upon completion of construction) as compared to $108.6 million in 2017. Revenue from increased production was slightly offset by a decreased average yield recognized on 2018 production as compared to 2017. Investment advisory fees and non-deposit commissions increased by $392 thousand in 2018 compared to 2017. Total assets under management (“AUM”) at December 31, 2018 were $288.5 million as compared to $269.2 million at December 31, 2017. The quarterly average AUM in 2018 increased approximately $44.0 million as compared to 2017. The ending AUM at December 31, 2018 was impacted by an overall decline in the markets in late December 2018. The net gain on sale of securities for 2017 amounted to $400 thousand as compared to a loss of $342 thousand in 2018. The sales in 2018 and 2017 resulted from modest restructurings of the investment portfolio. These sales are made after evaluating specific investments and comparing them to an alternative asset or liability strategy. We recognized a gain on sale of other real estate of $235 thousand in 2017 as compared to $24 thousand in 2018. During 2017, we prepaid $13.0 million FHLB advances and incurred prepayment penalties of $447 thousand. We did not prepay any FHLB advances in 2018. ATM debit card income increased by $239 thousand or 14.9% in 2018 as compared to 2017. The increase in transaction accounts mentioned previously accounts for the overall increase in ATM debit card fees. Income on bank owned life insurance (“BOLI”) increased from $623 thousand in 2017 to $722 thousand in 2018. This increase results from approximately $4.0 million in additional BOLI acquired in 2017, $2.5 million of which was acquired in the Cornerstone transaction. This BOLI was outstanding for the full year of 2018 and only part of the year in 2017. Non-interest income other increased from $271 thousand in 2017 to $535 thousand in 2018. This increase results from the impact of Cornerstone being included for the entire year of 2018 and only a part of the year in 2017. In addition, the Bank received proceeds of approximately $102 thousand related to a death benefit on BOLI which was credited to “Non-interest income—Other”.

The following table sets forth for the periods indicated the primary components of other noninterest income:

	Year ended December 31,
(In thousands)	2019	2018	2017
ATM debit card income	$2,060	$1,844	$1,605
Income on bank owned life insurance	687	722	623
Rental income	291	280	216
Loan late charges	124	96	64
Safe deposit fees	56	58	50
Wire transfer fees	81	80	67
Other	361	535	271
Total	$3,660	$3,615	$2,896

Non-interest Expense. In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases. Total non-interest expense increased $2.5 million in 2019 to $34.6 million as compared to $32.1 million in in 2018. Salary and benefit expense increased $1.8 million to $21.3 million in 2019 as compared to $19.5 million in 2018. This increase is primarily a result of the normal salary adjustments, as well as the addition of two new full-service offices opened in the first half of 2019. In February 2019, we opened a downtown Greenville, South Carolina office and later in June 2019, we opened an Evans, Georgia office. Prior to opening, we hired staff for these offices, as such, the cost for such staffing and benefits impacts substantially all of 2019. At December 31, 2019 and 2018, we had 242 and 226 full time equivalent employees, respectively. Our Occupancy expense increased $316 thousand from $2.4 million in 2018 to $2.7 million in 2019, which was a result of the two additional offices opened during 2019. Our ATM/debit card and Data processing expense increased by $534 thousand in 2019 compared to 2018, which was largely due to our increased investment in our mobile platform and growing customer base. Our FDIC assessments decreased by $318 thousand in 2019 as compared to 2018 due to outstanding credits as a result of overpayments.

Total Non-interest expense increased $2.8 million in 2018 as compared to 2017, from $29.4 million in 2017 to $32.1 million in 2018. In 2017, we undertook two major projects. The first was to convert our core processing system from an in-house solution to an outsourced solution which included changing vendors. This cost of the conversion accounted for approximately $300 thousand in increased non-interest expense in 2017. The second was the acquisition of Cornerstone, which was completed in the fourth quarter of 2017 in which we incurred $945 thousand in merger related expenses. As noted earlier, the impact of the Cornerstone transaction impacts non-interest expense for the full year of 2018 whereas, only approximately 2 ½ months in 2017. Salary and benefit expense increased $2.6 million from $16.9 million in the 2017 to $19.5 million in 2018. We had 226 and 224 full time equivalent employees at December 31, 2018 and 2017, respectively. The increase in salary and benefit expense is primarily a result of the normal salary adjustments, as well as the addition of the employees as a result of the Cornerstone acquisition for the entire year of 2018. Our Occupancy expense increased $214 thousand from $2.2 million in 2017 to $2.4 million in 2018, which was primarily a result of the addition of the three offices acquired in the Cornerstone transaction as well as the opening of our new office in downtown Augusta, Georgia in March of 2018. As noted above in June of 2017, we moved our core data processing system from an in-house environment to an outsourcing environment. As a result, certain costs associated with data processing prior to the conversion were captured in the furniture fixtures and equipment category, as well as other categories such as postage. This resulted in a decrease in furniture and equipment expense of $258 thousand in 2018 as compared to 2017. Our Data processing expense increased by $888 thousand in 2018 compared to 2017. This, along with the addition of the Cornerstone accounts, is the reason for the overall increase in ATM/debit card and data processing expenses category. Our FDIC assessments increased by $63 thousand in 2018 as compared to 2017, which was a result of our overall asset growth—the assessment base for calculating the FDIC premium. Amortization of intangibles increased $220 thousand in 2018 as compared to 2017, which was a result of the amortization of core deposit intangible acquired in the Cornerstone transaction. Our core deposit intangible in this transaction amounted to approximately $1.8 million. The amortization is being recognized on a 150% declining balance method over ten years.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	Year ended December 31,
(In thousands)	2019	2018	2017
Salary and employee benefits	$21,261	$19,515	$16,951
Occupancy	2,696	2,380	2,166
Furniture and Equipment	1,493	1,513	1,771
Marketing and public relations	1,114	919	901
ATM/debit card and data processing*	2,834	2,300	1,412
Supplies	151	142	165
Telephone	413	422	378
Courier	152	149	106
Correspondent services	248	270	227
Subscriptions	193	199	135
FDIC/FICO premium	57	375	312
Insurance	263	254	394
Other real estate expenses including OREO write downs	81	98	42
Legal and Professional fees	959	864	991
Loss on limited partnership interest	60	60	161
Postage	47	56	113
Director fees	348	366	378
Amortization of intangibles	523	563	343
Shareholder expense	171	173	131
Merger expense	—	—	945
Other	1,553	1,505	1,336
	$34,617	$32,123	$29,358

*Data processing includes core processing, bill payment, online banking, remote deposit capture, and postage costs for mailing customer notices and statements.

Income Tax Expense

Our Income tax expense for 2019 was $2.9 million as compared to income tax expense for the year ended December 31, 2018 of $2.7 million and $3.3 million for the year ended December 31, 2017 (see Note 15 “Income Taxes” to the Consolidated Financial Statements for additional information). As noted previously, the lower tax rates as a result of the passing of the Tax Cut and Jobs Act on December 22, 2017 required that we adjust our deferred tax asset for the lower effective corporate tax rate. This adjustment was made as of the date of enactment of the new legislation and increased our tax expense by approximately $1.2 million in 2017. The lower corporate tax rate of 21% versus the previous rate of 34% resulted in our effective tax rates being 20.7% in 2019 and 19.3% in 2018 whereas historically it has been in the 25% to 27% range. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. The deferred tax assets are established based on the amounts expected to be paid/recovered at existing tax rates. A valuation allowance is established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. In 2017 and 2018, we purchased a $205 thousand South Carolina rehabilitation tax credit. We did not purchase any tax credits in 2019. The cost of this credit for 2017 and 2018 was $164 thousand and is included in “Other” non-interest expense. As a result of our current level of tax exempt securities in our investment portfolio and our BOLI holdings, assuming the current corporate rate remains unchanged, our effective tax rate is expected to be approximately 20.5% to 21.0%.

Financial Position

Our Assets totaled $1.17 billion at December 31, 2019 as compared to $1.09 billion at December 31, 2018, an increase of $78.7 million. We funded approximately $137.8 million in loan production during 2019. Net of pay-downs, this resulted in organic loan growth of approximately $18.6 million (excluding loans held for sale), or 2.6%, from December 31, 2018 to December 31, 2019. At December 31, 2019, loans (excluding loans held for sale) accounted for 68.9% of earning assets, as compared to 72.2% at December 31, 2018. The loan-to-deposit ratio (including loans held for sale) at December 31, 2019 was 75.7% as compared to 78.0% at December 31, 2018. Loans originated and held for sale are generally held for less than 30 days and have locked in purchase commitments by investors prior to closing. At December 31, 2019, loans held for sale amounted to $11.2 million as compared to $3.2 at December 31, 2018. Investment securities were $288.8 million at December 31, 2019 as compared to $256.0 million at December 31, 2018. At December 31, 2019, we had no securities classified as held-to-maturity compared to $16.2 million in securities classified as held-to-maturity at December 31, 2018, all of which were municipal securities. We continue to evaluate the intent for classification purposes on a security-by-security basis. At December 31, 2019, we had no securities rated below investment grade on our balance sheet (see Note 4, Investment Securities, for further information). Short-term federal funds sold, and interest-bearing bank balances were $32.7 million at December 31, 2019 compared to $17.9 million at December 31, 2018. Right-of-use asset and lease liability increased to $3.2 and $3.3 million, respectively, at December 31, 2019 from $0 at December 31, 2018 due to the adoption of ASC 842 “Leases”. Premises held-for-sale increased to $591 thousand at December 31, 2019 from $0 at December 31, 2018 due to our consolidation of our mortgage loan production office in Richland County, South Carolina to other existing Bank offices that resulted in a write-down of the real estate of $282 thousand during the fourth quarter of 2019 based on the appraised value of the real estate less estimated selling costs. Our BOLI increased to $28.0 million at December 31, 2019 from $25.8 million at December 31, 2018 primarily due to the purchase of two insurance policies on one of our executives. Total deposits grew $62.7 million from $925.5 million at December 31, 2018 to $988.2 million at December 31, 2019. The growth in deposits exceeded growth in loans during 2019 and resulted in increases to investment securities and interest-bearing bank balances. Our pure deposits (deposits less non-IRA time deposits) grew $70.1 million in 2019 and non-IRA time deposits decreased by $7.4 million in 2019. Our pure deposits totaled $847.3 million and represented 85.7% of our total deposits at December 31, 2019 compared to $777.2 million and 84.0% of our total deposits at December 31, 2018. At December 31, 2019 and 2018, we had no brokered deposits. Our FHLB advances decreased from $231 thousand at December 31, 2018 to $211 thousand at December 31, 2019.

Our Shareholders’ equity totaled $120.2 million at December 31, 2019, as compared to $112.5 million at December 31, 2018. The increase in shareholder’s equity is primarily attributable to retention of earnings less dividends paid during the year totaling approximately $7.7 million and an increase in accumulated other comprehensive income/(loss) of $4.8 million, which were partially offset by the repurchase of 300,000 shares of our common stock totaling $5.6 million. Accumulated other comprehensive income/(loss) increased to $2.5 million at December 31, 2019 from ($2.3) million at December 31, 2018 primarily due to a reduction in market interest rates from December 31, 2018 to December 31, 2019. During the third quarter of 2019, we completed the Prior Repurchase Plan of 300,000 shares of our outstanding common stock at a cost of approximately $5.6 million with an average price per share of $18.79.  We also announced during the third quarter of 2019 the approval of a New Repurchase Plan of up to 200,000 shares of our outstanding common stock.  No share repurchases have been made under the New Repurchase Plan.

Earning Assets

Loans and loans held for sale

Loans typically provide higher yields than the other types of earning assets. During 2019, loans accounted for 72.2% of average earning assets. The loan portfolio (including held-for-sale) averaged $735.3 million in 2019 as compared to $686.4 million in 2018. Quality loan portfolio growth continued to be a strategic focus of ours in 2019. However, with the higher loan yields, there are inherent credit and liquidity risks, which we attempt to control and counterbalance. One of our goals as a community bank continues to be to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. In 2019, we funded new loans (excluding loans originated for sale) of approximately $137.8 million, as compared to $146.1 million in 2018. We remain committed to meeting the credit needs of our local markets, but adverse national and local economic conditions, as well as deterioration of our asset quality, could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional “well capitalized” ratios and significantly increased regulatory burdens could impede our ability to leverage our balance sheet and expand the loan portfolio.

The following table shows the composition of the loan portfolio by category:

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Commercial, financial & agricultural	$51,805	$53,933	$51,040	$42,704	$37,809
Real estate:
Construction	73,512	58,440	45,401	45,746	35,829
Mortgage—residential	45,357	52,764	46,901	47,472	49,077
Mortgage—commercial	527,447	513,833	460,276	371,112	326,978
Consumer:
Home equity	28,891	29,583	32,451	31,368	30,906
Other	10,016	9,909	10,736	8,307	8,592
Total gross loans	737,028	718,462	646,805	546,709	489,191
Allowance for loan losses	(6,627)	(6,263)	(5,797)	(5,214)	(4,596)
Total net loans	$730,401	$712,199	$641,008	$541,495	$484,595

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at year-end 2019 and 2018 were commercial mortgage loans in the amount of $527.4 million and $513.8 million, respectively, representing 71.6% and 71.5% of the portfolio, respectively, excluding loans held for sale. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2019.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2019
(In thousands)	One Year or Less	Over one Year Through Five Years	Over five years	Total
Commercial, financial and agricultural	$11,054	$23,796	$16,955	$51,805
Real Estate/Construction	84,188	256,780	334,239	675,207
All other loan	2,034	5,831	2,151	10,016
	$97,276	$286,407	$353,345	$737,028

Loans maturing after one year with:

Variable Rate	$124,372
Fixed Rate	515,380
$639,752

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

Our investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $257.6 million in 2019, as compared to $271.6 million in 2018, which represents 25.3% and 27.7% of the average earning assets for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, our investment securities portfolio amounted to $288.8 million and $256.1 million, respectively.

At December 31, 2019, the estimated weighted average life of our investment portfolio was approximately 5.1 years, duration of approximately 3.3, and a weighted average tax equivalent yield of approximately 2.71%. At December 31, 2018, the estimated weighted average life of our investment portfolio was approximately 4.7 years, duration of approximately 3.2, and a weighted average tax equivalent yield of approximately 2.81%.

We held no debt securities rated below investment grade at December 31, 2019.

The following table shows the investment portfolio composition.

	December 31,
(Dollars in thousands)	2019	2018	2017
Securities available-for-sale at fair value:
U.S. Treasury	$7,203	$15,457	$1,505
U.S. Government sponsored enterprises	1,001	1,100	1,109
Small Business Administration pools	45,343	55,336	61,588
Mortgage-backed securities	183,586	115,475	143,768
State and local government	49,648	50,506	56,004
Other	19	19	850
	$286,800	$237,893	$264,824
Securities held-to-maturity at amortized cost:
State and local government	$—	$16,174	$17,012
Total	$286,800	$254,067	$281,836

We hold other investments carried at cost which represents our investment in FHLB stock. This investment amounted to $2.0 million and $2.0 million at December 31, 2019 and 2018, respectively.

Investment Securities Maturity Distribution and Yields

The following table shows, at amortized cost, the expected maturities and average yield of securities held at December 31, 2019:

(In thousands)
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Available-for-sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

US Treasury	$5,680	2.73%	$1,510	1.48%	$—	—	$—	—
Government sponsored enterprises	—	—	984	2.86%	—	—	—	—
Small Business Administration pools	916	(0.04)%	31,272	2.64%	11,213	3.10%	1,900	3.32%
Mortgage-backed securities	2,033	2.65%	81,737	2.41%	79,024	2.55%	19,944	2.61%
State and local government	1,336	2.72%	7,806	3.12%	37,485	2.88%	789	3.18%
Other	—	—	10	3.70%	—	—	9	3.70%
Total investment securities available-for-sale	$9,965	2.46%	$123,319	2.51%	$127,722	2.70%	$22,642	2.69%
(1)	Yield calculated on tax equivalent basis
67

Short-Term Investments

Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $25.6 million in 2019, as compared to $23.2 million in 2018. We maintain the majority of our short term overnight investments in our account at the Federal Reserve rather than in federal funds at various correspondent banks due to the lower regulatory capital risk weighting. At December 31, 2019, short-term investments including funds on deposit at the Federal Reserve totaled $32.7 million. These funds are an immediate source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average deposits were $934.9 million during 2019, compared to $915.1 million during 2018. Average interest-bearing deposits were $670.9 million during 2019, as compared to $671.6 million during 2018.

The following table sets forth the deposits by category:

	December 31,
	2019		2018		2017
(In thousands)	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$289,828	29.3%	$244,686	26.4%	$226,546	25.5%
Interest bearing checking accounts	229,168	23.2%	201,936	21.8%	189,034	21.3%
Money market accounts	194,089	19.6%	191,537	20.7%	175,325	19.7%
Savings accounts	104,456	10.6%	108,369	11.7%	104,756	11.8%
Time deposits less than $100,000	84,730	8.6%	93,480	10.1%	100,531	11.3%
Time deposits more than $100,000	85,930	8.7%	85,515	9.3%	92,131	10.4%
	$988,201	100.0%	$925,523	100.0%	$888,323	100.0%

Large certificate of deposit customers, whom we identify as those of $100 thousand or more, tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Core deposits, which exclude time deposits of $100 thousand or more, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $902.3 million and $840.0 million at December 31, 2019 and 2018, respectively. Time deposits greater than $250 thousand, the FDIC deposit insurance coverage limit, amounted to $30.2 million and $27.8 million at December 31, 2019 and December 31, 2018, respectively.

A stable base of deposits is expected to continue to be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

	December 31, 2019
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Time deposits of $100,000 or more	$19,706	$14,988	$20,184	$31,052	$85,930

Borrowed funds. Borrowed funds consist of securities sold under agreements to repurchase, FHLB advances and long-term debt as a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $34.2 million, $27.0 million and $19.2 million during 2019, 2018 and 2017, respectively. The maximum month-end balances during 2019, 2018 and 2017 were $36.7 million, $33.4 million and $21.3 million, respectively. The average rates paid during these periods were 1.12%, 1.08% and 0.37%, respectively. The balances of securities sold under agreements to repurchase were $33.3 million and $28.0 million at December 31, 2019 and 2018, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. During 2019 and 2018, the average outstanding advances amounted to $3.2 million and $4.1 million, respectively.

The following is a schedule of the maturities for FHLB Advances as of December 31, 2019 and 2018:

	December 31,
(In thousands)	2019		2018
Maturing	Amount	Rate	Amount	Rate
2020	211	1.00%	231	1.00%

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

Capital Adequacy and Dividend Policy

Capital Adequacy

Total shareholders’ equity as of December 31, 2019 was $120.2 million as compared to $112.5 million as of December 31, 2018. The increase in shareholder’s equity is primarily attributable to retention of earnings less dividends paid during the year totaling approximately $7.7 million and an increase in accumulated other comprehensive income/(loss) of $4.8 million, which were partially offset by the repurchase of 300,000 shares of our common stock totaling $5.6 million. Accumulated other comprehensive income/(loss) increased to $2.5 million at December 31, 2019 from ($2.3) million at December 31, 2018 primarily due to a reduction in market interest rates from December 31, 2018 to December 31, 2019. During the third quarter of 2019, we completed the Prior Repurchase Plan of 300,000 shares of our outstanding common stock at a cost of approximately $5.6 million with an average price per share of $18.79.  We also announced during the third quarter of 2019 the approval of a New Repurchase Plan of up to 200,000 shares of our outstanding common stock.  No share repurchases have been made under the New Repurchase Plan.

In 2017, we paid a dividend of $0.09 per share each quarter and during each quarter of 2018, we paid a dividend on our common stock of $0.10 per share. During each quarter in 2019, we paid an $0.11 per share dividend on our common stock.

In addition, a dividend reinvestment plan was implemented in the third quarter of 2003. The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio for the three years ended December 31, 2019.

	2019	2018	2017
Return on average assets	0.98%	1.04%	0.62%
Return on average common equity	9.38%	10.48%	6.56%
Equity to assets ratio	10.27%	10.31%	10.06%
Dividend Payout Ratio	30.29%	27.02%	42.35%

While the Company is currently a small bank holding company and so generally is not subject to Basel III capital requirements, our Bank remains subject to such capital requirements. As of December 31, 2018, the Company and the Bank met all capital adequacy requirements under the Basel III rules. See “Supervision and Regulation—Basel Capital Standards” for additional information on Basel III and the Dodd-Frank Act.

The Bank exceeded the regulatory capital ratios at December 31, 2019 and 2018, as set forth in the following table:

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank(1)(2):
December 31, 2019
Risk Based Capital
Tier 1	$50,224	6.0%	$112,754	13.5%	$62,530	7.5%
Total Capital	66,965	8.0%	119,381	14.3%	52,416	6.3%
CET1	37,668	4.5%	112,754	13.5%	75,086	9.0%
Tier 1 Leverage	45,246	4.0%	112,754	10.0%	67,508	6.0%
December 31, 2018
Risk Based Capital
Tier 1	$49,043	6.0%	$107,806	13.2%	$58,764	7.2%
Total Capital	65,390	8.0%	114,069	14.0%	48,679	6.0%
CET1	36,782	4.5%	107,806	13.2%	71,024	8.7%
Tier 1 Leverage	43,198	4.0%	107,806	10.0%	64,608	6.0%

(1)	As a small bank holding company, the Company is generally not subject to the Basel III capital requirements unless otherwise advised by the Federal Reserve.
(2)	Ratios do not include the capital conservation buffer of 2.5% in 2019, 1.875% in 2018 and 1.25% in 2017.

Dividend Policy

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

Because the Company is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, the Company’s ability to pay dividends depends on the ability of the Bank to pay dividends to the Company, which is also subject to regulatory restrictions. As a South Carolina-chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. In addition, the Bank must maintain a capital conservation buffer, above its regulatory minimum capital requirements, consisting entirely of Common Equity Tier 1 capital, in order to avoid restrictions with respect to its payment of dividends to First Community Corporation. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

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

We anticipate that the Bank will remain a well-capitalized institution for at least the next 12 months. Total shareholders’ equity was 10.27% of total assets at December 31, 2019 and 10.31% at December 31, 2018. Funds sold and short-term interest bearing deposits are our primary source of immediate liquidity and averaged $25.6 million and $23.2 million during the year ended December 31, 2019 and 2018, respectively. The Bank maintains federal funds purchased lines with two financial institutions each in the amount of $10.0 million. The FHLB has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review our liquidity position and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. We believe that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to meet our long term liquidity needs successfully.

We believe our liquidity remains adequate to meet operating and loan funding requirements and that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to meet our long-term and short-term liquidity needs successfully.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. Please refer to Note 16 of our financial statements for a discussion of our off-balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data.

Additional information required under this Item 8 may be found under the accompanying Financial Statements and Notes to Financial Statements under Note 25.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework issued in 2013.

Based on that assessment, we believe that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the internal control structure over financial reporting as of December 31, 2019 has been audited by Elliott Davis, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

/s/ Michael C. Crapps	/s/ D. Shawn Jordan
Chief Executive Officer and President	Executive Vice President and Chief Financial Officer
73

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Community Corporation:

Opinion on the Internal Control Over Financial Reporting

We have audited First Community Corporation and its subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 and the related notes to the consolidated financial statement based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, of the Company and our report dated March 13, 2020 expressed an unqualified opinion.

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
March 13, 2020
74

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Community Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Community Corporation and its subsidiary (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements and schedules (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Columbia, South Carolina
March 13, 2020
75

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2019	2018
ASSETS
Cash and due from banks	$14,951	$14,328
Interest-bearing bank balances	32,741	17,883
Federal funds sold and securities purchased under agreements to resell	—	57
Investments held-to-maturity	—	16,174
Investment securities available-for-sale	286,800	237,893
Other investments, at cost	1,992	1,955
Loans held for sale	11,155	3,223
Loans	737,028	718,462
Less, allowance for loan losses	6,627	6,263
Net loans	730,401	712,199
Property and equipment - net	35,008	34,987
Right-of-Use Asset	3,215	—
Premises held-for-sale	591	—
Bank owned life insurance	28,041	25,754
Other real estate owned	1,410	1,460
Intangible assets	1,483	2,006
Goodwill	14,637	14,637
Other assets	7,853	9,039
Total assets	$1,170,279	$1,091,595
LIABILITIES
Deposits:
Non-interest bearing demand	$289,829	$244,686
Interest bearing	698,372	680,837
Total deposits	988,201	925,523
Securities sold under agreements to repurchase	33,296	28,022
Federal Home Loan Bank Advances	211	231
Junior subordinated debt	14,964	14,964
Lease Liability .	3,266	—
Other liabilities	10,147	10,358
Total liabilities	1,050,085	979,098
Commitments and Contingencies (Note 16)
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized at December 31, 2019 and 10,000,000 shares authorized at December 31, 2018; issued and outstanding 7,440,026 at December 31, 2019 and 7,638,681 at December 31, 2018	7,440	7,639
Common stock warrants issued	—	31
Nonvested restricted stock	(151)	(149)
Additional paid in capital	90,488	95,048
Retained earnings	19,927	12,262
Accumulated other comprehensive income (loss)	2,490	(2,334)
Total shareholders’ equity	120,194	112,497
Total liabilities and shareholders’ equity	$1,170,279	$1,091,595

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2019	2018	2017

Interest income:
Loans, including fees	$35,447	$32,789	$26,134
Investment securities - taxable	5,271	4,755	4,001
Investment securities - non taxable	1,365	1,767	1,858
Other short term investments	547	418	163
Total interest income	42,630	39,729	32,156
Interest expense:
Deposits	4,558	2,905	1,825
Securities sold under agreement to repurchase	386	293	73
Other borrowed money	837	783	864
Total interest expense	5,781	3,981	2,762
Net interest income	36,849	35,748	29,394
Provision for loan losses	139	346	530
Net interest income after provision for loan losses	36,710	35,402	28,864
Non-interest income:
Deposit service charges	1,649	1,769	1,486
Mortgage banking income	4,555	3,895	3,778
Investment advisory fees and non-deposit commissions	2,021	1,683	1,291
Gain (loss) on sale of securities	136	(342)	400
Gain (loss) on sale of other assets	(3)	24	235
Write-down on premises held for sale	(282)	—	—
Loss on early extinguishment of debt	—	—	(447)
Other	3,660	3,615	2,896
Total non-interest income	11,736	10,644	9,639
Non-interest expense:
Salaries and employee benefits	21,261	19,515	16,951
Occupancy	2,696	2,380	2,166
Equipment	1,493	1,513	1,771
Marketing and public relations	1,114	919	901
FDIC Insurance assessments	57	375	312
Other real estate expense	81	98	3
Amortization of intangibles	523	563	343
Merger expenses	—	—	945
Other	7,392	6,760	5,966
Total non-interest expense	34,617	32,123	29,358
Net income before tax	13,829	13,923	9,145
Income tax expense	2,858	2,694	3,330
Net income	$10,971	$11,229	$5,815
Basic earnings per common share	$1.46	$1.48	$0.85
Diluted earnings per common share	$1.45	$1.45	$0.83

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Year ended December 31,
	2019	2018	2017
Net income	$10,971	$11,229	$5,815

Adjustment to AOCI related to tax legislation	—	—	(149)

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available for sale securities, net of tax of ($1,312), $930 and ($623), respectively	4,931	(2,160)	1,206

Less: Reclassification adjustment for loss (gain) included in net income, net of tax of $29, ($72), and $121, respectively	(107)	270	(264)
Other comprehensive income (loss)	4,824	(1,890)	793
Comprehensive income	$15,795	$9,339	$6,608

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Common Stock	Accumulated Other Comprehensive Income (loss)
Number Shares Issued	Common Stock Warrants	Additional Paid-in Capital	Nonvested Restricted Stock	Retained Earnings
Common Stock
(Dollars and shares in thousands)	Total
Balance, December 31, 2016	6,708	$6,708	$46	$75,991	$(220)	$573	$(1,237)	$81,861
Net income	5,815	5,815
Other comprehensive income net of tax of $487	942	942
Adjustment to AOCI related to tax
legislation	149	(149)	—
Issuance of restricted stock	5	5	100	(105)	—
Shares forfeited	(2)	(2)	(27)	9	(20)
Shares retired	(19)	(19)	(369)	(388)
Amortization of compensation on restricted stock	207	207
Issuance of common stock	877	877	18,468	19,345
Dividends: Common ($0.36 per share)	(2,471)	(2,471)
Dividend reinvestment plan	19	19	353	372
Balance, December 31, 2017	7,588	$7,588	$46	$94,516	$(109)	$4,066	$(444)	$105,663
Net income	11,229	11,229
Other comprehensive loss net of tax of $858	(1,890)	(1,890)
Issuance of restricted stock	11	11	233	(244)	—
Exercise of stock warrants	25	25	(15)	(10)	—
Shares retired	(2)	(2)	(55)	(57)
Exercise of deferred compensation	1	1	18	19
Amortization of compensation on restricted stock	204	204
Dividends: Common ($0.40 per share)	(3,033)	(3,033)
Dividend reinvestment plan	16	16	346	362
Balance, December 31, 2018	7,639	$7,639	$31	$95,048	$(149)	$12,262	$(2,334)	$112,497
Net income	10,971	10,971
Other comprehensive income net of tax of $2,094	4,824	4,824
Issuance of restricted stock	8	8	162	(170)	—
Exercise of stock warrants	46	46	(31)	(15)	—
Shares retired	(8)	(8)	(151)	(159)
Amortization of compensation on restricted stock	168	168
Stock repurchase plan	(300)	(300)	(5,336)	(5,636)
Shares issued-deferred compensation	24	24	24	1	265
Dividends: Common ($0.44 per share)	(3,306)	(3,306)
Dividend reinvestment plan	31	31	539	570
Balance, December 31, 2019	7,440	$7,440	$—	$90,488	$(151)	$19,927	$2,490	$120,194

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands)	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$10,971	$11,229	$5,815
Adjustments to reconcile net income to net cash provided in operating activities
Depreciation	1,598	1,519	1,448
Net premium amortization	2,210	2,447	3,270
Provision for loan losses	139	346	530
Write-downs of other real estate owned	—	—	39
Loss (gain) loss on sale of other real estate owned	3	24	(235)
Originations of HFS loans	(139,640)	(114,959)	(104,200)
Sales of HFS loans	131,708	116,829	104,814
Amortization of intangibles	523	563	343
Gain on sale of securities	(136)	342	(400)
Accretion on acquired loans	(492)	(620)	(262)
Write-down of premises held for sale	282	—	—
Write-down of fixed assets	—	42	90
Loss on early extinguishment of debt	—	—	447
Gain on sale of fixed assets	—	(123)	—
(Increase) decrease in other assets	(5,229)	441	6,495
Increase in accounts payable	3,054	2,097	157
Net cash provided in operating activities	4,991	20,177	18,351
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	44,398	44,299	25,368
Proceeds from sale of securities held-to-maturity	—	655	—
Purchase of investment securities available-for-sale	(113,064)	(64,146)	(30,626)
Purchase of investment securities held-to-maturity	—	—	—
Purchase of other investment securities	(36)
Maturity/call of investment securities available-for-sale	40,170	41,564	35,452
Proceeds from sale of other investments	—	604	250
Increase in loans	(18,219)	(71,266)	(39,944)
Net cash received in business combination	—	—	22,385
Proceeds from sale of other real estate owned	47	796	684
Proceeds from sale of fixed assets	301	1,145	—
Purchase of property and equipment	(2,793)	(1,465)	(3,072)
Purchase of BOLI	—	—	(1,500)
Net cash provided (used) in investing activities	(49,196)	(47,814)	8,997
Cash flows from financing activities:
Increase (decrease) in deposit accounts	62,716	37,290	(4,868)
Advances from the Federal Home Loan Bank	82,000	79,000	26,000
Repayment of advances from the Federal Home Loan Bank	(82,020)	(93,019)	(36,273)
Increase (decrease) in securities sold under agreements to repurchase	5,274	8,752	(1,106)
Deferred compensation shares	265	19	—
Restricted shares surrendered	(159)	(57)	(408)
Issuance of restricted stock	(75)	—	—
Dividend reinvestment plan	570	362	372
Repurchase of common stock	(5,636)	—	—
Dividends paid on Common Stock	(3,306)	(3,033)	(2,473)
Net cash (used) provided in financing activities	59,629	29,314	(18,756)
Net increase in cash and cash equivalents	15,424	1,677	8,592
Cash and cash equivalents at beginning of year	32,268	30,591	21,999
Cash and cash equivalents at end of year	$47,692	$32,268	$30,591

Supplemental disclosure:
Cash paid during the period for: Interest	$5,471	$3,592	$2,796
Income Taxes	$2,410	$2,215	$1,895
Non-cash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale, net of tax	$4,824	$(1,890)	$942
Transfer of loans to other real estate owned	$—	$346	$1,275
Recognition of operating lease right of use asset	$3,260	$—	$—
Recognition of operating lease liability	$3,291	$—	$—
Transfer of investment securities held-to-maturity to available-for-sale	$16,144	$—	$—

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

Premiums and discounts are recognized in interest income using the interest method over the period to the earliest call date.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Expense

Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising expense totaled $1,114 thousand, $919 thousand and $901 thousand for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. No options were granted in 2019, 2018 or 2017.

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, “Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality,” formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted (non-accretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the fair value for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable difference). Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company’s initial estimates are reclassified from non-accretable difference to accretable difference and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses.

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments were effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. The Company adopted the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow the Company to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition of leases. The impact of adoption on January 1, 2019 was recording a right-of-use asset and lease liability of $2.9 million. See Note 14 “Leases” to the consolidated financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2022. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

In March 2017, the FASB amended the requirements in the Receivables—Nonrefundable Fees and Other Costs Topic of the ASC related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments became effective for the Company for interim and annual periods beginning after December 15, 2018. The Company did not experience a material effect on its financial statements.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2018, the FASB amended the Income Statement—Reporting Comprehensive Income Topic of the Accounting Standards Codification. The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments became effective for the Company for interim and annual periods beginning after December 15, 2018. The amendments did not have a material impact on the Company’s financial statements.

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

In July 2018, the FASB amended the Leases Topic of the ASC to make narrow amendments to clarify how to apply certain aspects of the new leases standard. Additionally, amendments were made to give entities another option for transition and to provide lessors with a practical expedient. The amendments are effective for reporting periods beginning after December 15, 2018. The Company did not experience a material effect on its financial statements.

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

In November 2019, the FASB issued guidance to defer the effective dates for private companies, not-for-profit organizations, and certain smaller reporting companies applying standards on current expected credit losses (CECL), leases, hedging. The new effective date for CECL will be: fiscal years beginning after December 15, 2022 including interim periods within those fiscal years.

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

Reclassifications

Certain captions and amounts in the 2017 and 2018 consolidated financial statements were reclassified to conform to the 2019 presentation.

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

Note 3—MERGERS AND ACQUISITIONS (Continued)

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

(Dollars in thousands, except per share data)	As Recorded by Cornerstone	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$30,060	$—		$30,060
Investment securities	44,018	(358	)(a)	43,660
Loans	60,835	(734	)(b)	60,101
Premises and equipment	4,164	573	(c)	4,737
Intangible assets	—	1,810	(d)	1,810
Bank owned life insurance	2,384	—		2,384
Other assets	3,082	(452	)(e)	2,630
Total assets	$144,543	$839		$145,382

Liabilities
Deposits:
Noninterest-bearing	$27,296	$—		$27,296
Interest-bearing	99,152	150	(f)	99,302
Total deposits	126,448	150		126,598
Securities sold under agreements to repurchase	849	—		849
Other liabilities	320	96	(g)	416
Total liabilities	127,617	246		127,863
Net identifiable assets acquired over liabilities assumed	16,926	593		17,519
Goodwill	—	9,558		9,558
Net assets acquired over liabilities assumed	$16,926	$10,151		$27,077

Consideration:
First Community Corporation common shares issued	877,364
Purchase price per share of the Company’s common stock	$22.05
	$19,346
Cash exchanged for stock and fractional shares	7,731
Fair value of total consideration transferred	$27,077

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

(Dollars in thousands)	Pro Forma Twelve Months Ended December 31, 2017	Pro Forma Twelve Months Ended December 31, 2016
Total revenues (net interest income plus noninterest income)	$43,602	$41,300
Net income	$6,791	$7,750

Note 4—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
US Treasury securities	$7,190	$16	$3	$7,203
Government Sponsored Enterprises	984	17	—	1,001
Mortgage-backed securities	182,736	1,490	640	183,586
Small Business Administration pools	45,301	259	217	45,343
State and local government	47,418	2,371	141	49,648
Corporate and other securities	19	—	—	19
	$283,648	$4,153	$1,001	$286,800

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
US Treasury securities	$15,488	$9	$40	$15,457
Government Sponsored Enterprises	1,096	6	2	1,100
Mortgage-backed securities	117,862	73	2,460	115,475
Small Business Administration pools	55,784	247	695	55,336
State and local government	50,599	619	712	50,506
Corporate and other securities	19	—	—	19
	$240,848	$954	$3,909	$237,893
89

Note 4—INVESTMENT SECURITIES (Continued)

HELD-TO-MATURITY

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
State and local government	$16,174	$50	$40	$16,184
	$16,174	$50	$40	$16,184

At December 31, 2019, corporate and other securities available-for-sale included the following at fair value: mutual funds at $8.8 thousand and foreign debt of $10.0 thousand. At December 31, 2018, corporate and other securities available-for-sale included the following at fair value: mutual funds at $7.1 thousand and foreign debt of $10.0 thousand. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $991.4 thousand and corporate stock in the amount of $1.0 million at December 31, 2019. The Company held $955.0 thousand of FHLB stock and $1.0 million in corporate stock at December 31, 2018.

During the first quarter of 2019, the Company reclassified the portfolio of securities listed as held-to-maturity to available-for-sale. At the time of reclassification, the unrealized gain on securities was $124.3 thousand. There were no investment securities listed as held-to-maturity as of December 31, 2019.

During the years ended December 31, 2019 and 2018, the Company received proceeds of $44.4 million and $44.3 million, respectively, from the sale of investment securities available-for-sale. For the year ended December 31, 2019, gross realized gains from the sale of investment securities available-for-sale amounted to $355.6 thousand and gross realized losses amounted to $219.6 thousand. For the year ended December 31, 2018, gross realized gains from the sale of investment securities available-for-sale amounted to $274 thousand and gross realized losses amounted to $616 thousand. The tax (benefit) provision applicable to the net realized gain was approximately $29 thousand, ($72) thousand, and $121 thousand for 2019, 2018 and 2017, respectively.

The amortized cost and fair value of investment securities at December 31, 2019, by expected maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,965	$10,010	$—	$—
Due after one year through five years	123,319	124,056	—	—
Due after five years through ten years	127,722	130,034	—	—
Due after ten years	22,642	22,700	—	—
	$283,648	$286,800	$—	$—
90

Note 4—INVESTMENT SECURITIES (Continued)

Securities with an amortized cost of $138.6 million and fair value of $139.3 million at December 31, 2019 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase. Securities with an amortized cost of $118.4 million and fair value of $116.2 million at December 31, 2018 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2019 and December 31, 2018.

	Less than 12 months		12 months or more		Total
December 31, 2019 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury	$—	$—	$1,508	$3	$1,508	$3
Mortgage-Backed Securities	57,175	485	12,419	155	69,594	640
Small Business Administration pools	7,891	53	13,502	164	21,393	217
State and local government	5,695	141	—	—	5,695	141
Total	$70,761	$679	$27,429	$322	$98,190	$1,001

	Less than 12 months		12 months or more		Total
December 31, 2018 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury	$—	$—	$1,505	$40	$1,505	$40
Government Sponsored Enterprise	—	—	122	2	122	2
Mortgage-backed securities	13,917	120	89,870	2,340	103,787	2,460
Small Business Administration pools	16,400	211	20,330	484	36,730	695
State and local government	9,517	52	15,598	660	25,115	712
Total	$48,189	$394	$127,408	$3,515	$175,597	$3,909

	Less than 12 months		12 months or more		Total
December 31, 2018 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$2,843	$14	$4,899	$26	$7,742	$40
Total	$2,843	$14	$4,899	$26	$7,742	$40
91

Note 4—INVESTMENT SECURITIES (Continued)

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $182.7 million and $117.9 million and approximate fair value of $183.6 million and $115.5 million at December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, and December 31, 2018, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2018.

Non-agency Mortgage Backed Securities: The Company holds private label mortgage-backed securities (“PLMBSs”), including CMOs, at December 31, 2019 with an amortized cost of $73.5 thousand and approximate fair value of $73.5 thousand. The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at December 31, 2018 with an amortized cost of $153.5 thousand and approximate fair value of $156.6 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the years ended December 31, 2019, December 31, 2018 and December 31, 2017, no OTTI charges were recorded in earnings for the PLMBS portfolio. At December 31, 2019 the Company does not own any securities rated below investment grade.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be OTTI at December 31, 2019 and December 31, 2018.

Note 5—LOANS

Loans summarized by category are as follows:

	December 31,
(Dollars in thousands)	2019	2018
Commercial, financial and agricultural	$51,805	$53,933
Real estate:
Construction	73,512	58,440
Mortgage-residential	45,357	52,764
Mortgage-commercial	527,447	513,833
Consumer:
Home equity	28,891	29,583
Other	10,016	9,909
Total	$737,028	$718,462
92

Note 5—LOANS (Continued)

Activity in the allowance for loan losses was as follows:

	Years ended December 31,
(Dollars in thousands)	2019	2018	2017
Balance at the beginning of year	$6,263	$5,797	$5,214
Provision for loan losses	139	346	530
Charged off loans	(145)	(164)	(173)
Recoveries	370	284	226
Balance at end of year	$6,627	$6,263	$5,797

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 follows:

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2019
Allowance for loan losses:
Beginning balance	$430	$89	$431	$4,318	$261	$88	$646	$6,263
Charge-offs	(12)	—	(12)	—	(1)	(120)	—	(145)
Recoveries	3	—	—	307	15	45	—	370
Provisions	6	22	(52)	(23)	(35)	84	137	139
Ending balance	$427	$111	$367	$4,602	$240	$97	$783	$6,627

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$6	$—	$—	$—	$6

Collectively evaluated for impairment	427	111	367	4,596	240	97	783	6,621

Loans receivable:
Ending balance-total	$51,805	$73,512	$45,357	$527,447	$28,891	$10,016	$—	$737,028

Ending balances:
Individually evaluated for impairment	400	—	392	3,135	70	—	—	3,997

Collectively evaluated for impairment	51,405	73,512	44,965	524,312	28,821	10,016	—	733,031
93

Note 5—LOANS (Continued)

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2018
Allowance for loan losses:
Beginning balance	$221	$101	$461	$3,077	$308	$35	$1,594	$5,797
Charge-offs	—	—	(1)	—	(23)	(140)	—	(164)
Recoveries	3	—	4	210	6	61	—	284
Provisions	206	(12)	(33)	1,031	(30)	132	(948)	346
Ending balance	$430	$89	$431	$4,318	$261	$88	$646	$6,263

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$14	$—	$—	$—	$14

Collectively evaluated for impairment	430	89	431	4,304	261	88	646	6,249

Loans receivable:
Ending balance-total	$53,933	$58,440	$52,764	$513,833	$29,583	$9,909	$—	$718,462

Ending balances:
Individually evaluated for impairment	—	—	322	4,030	29	—	—	4,381

Collectively evaluated for impairment	53,933	58,440	52,442	509,803	29,554	9,909	—	714,081
94

Note 5—LOANS (Continued)

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2017
Allowance for loan losses:
Beginning balance	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214
Charge-offs	(5)	—	—	(30)	(7)	(131)	—	(173)
Recoveries	5	—	5	172	24	20	—	226
Provisions	76	(3)	18	142	138	19	140	530
Ending balance	$221	$101	$461	$3,077	$308	$35	$1,594	$5,797

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$25	$—	$—	$—	$27

Collectively evaluated for impairment	221	101	459	3,052	308	35	1,594	5,770

Loans receivable:
Ending balance-total	$51,040	$45,401	$46,901	$460,276	$32,451	$10,736	$—	$646,805

Ending balances:
Individually evaluated for impairment	—	—	413	4,742	—	—	—	5,155

Collectively evaluated for impairment	51,040	45,401	46,488	455,534	32,451	10,736	—	641,650

At December 31, 2019, $28.0 million of loans acquired in the Cornerstone acquisition were excluded in the evaluation of the adequacy of the allowance for loan losses. These loans were recorded at fair value at acquisition which included a credit component of approximately $1.5 million. Loans acquired prior to 2017 have been included in the evaluation of the allowance for loan losses.

Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the years ended December 31, 2019 and December 31, 2018.

(Dollars in thousands)	For the years ended December 31,
	2019	2018
Balance, beginning of year	$5,937	$5,938
New Loans	129	778
Less loan repayments	1,958	779
Balance, end of year	$4,108	$5,937
95

Note 5—LOANS (Continued)

The following table presents at December 31, 2019, 2018 and 2017, loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

	December 31,
(Dollars in thousands)	2019	2018	2017
Total loans considered impaired at year end	$3,997	$4,381	$5,155
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$256	$453	$1,696
Related allowance	$6	$14	$27
Loans considered impaired and previously written down to fair value	$2,275	$3,928	$3,485
Average impaired loans	$4,431	$4,128	$5,513
Amount of interest earned during period of impairment	$263	$160	$132

The following tables are by loan category and present at December 31, 2019, December 31, 2018 and December 31, 2017 loans individually evaluated and considered impaired under FASB ASC 310, “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

(Dollars in thousands)
December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$400	$400	$—	$600	$49
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	392	460	—	439	19
Mortgage-commercial	2,879	5,539	—	2,961	170
Consumer:
Home Equity	70	73	—	76	2
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	256	256	6	355	23
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	400	400	—	600	49
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	392	460	—	439	19
Mortgage-commercial	3,135	5,795	6	3,316	193
Consumer:
Home Equity	70	73	—	76	2
Other	—	—	—	—	—
	$3,997	$6,728	$6	$4,431	$263
96

Note 5—LOANS (Continued)

(Dollars in thousands)
December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	322	371	—	483	9
Mortgage-commercial	3,577	6,173	—	3,232	128
Consumer:
Home Equity	29	30	—	33	2
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	453	453	14	380	21
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	322	371	—	483	9
Mortgage-commercial	4,030	6,626	14	3,612	149
Consumer:
Home Equity	29	30	—	33	2
Other	—	—	—	—	—
	$4,381	$7,027	$14	$4,128	$160
97

Note 5—LOANS (Continued)

(Dollars in thousands)
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	371	437	—	399	—
Mortgage-commercial	3,087	5,966	—	3,420	13
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	42	42	2	43	2
Mortgage-commercial	1,654	2,261	25	1,652	117
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	413	479	2	442	2
Mortgage-commercial	4,742	8,227	25	5,072	130
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$5,155	$8,706	$27	$5,514	$132

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

Note 5—LOANS (Continued)

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of December 31, 2019 and December 31, 2018, no loans were classified as doubtful.

(Dollars in thousands)
December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$51,166	$239	$400	$—	$51,805
Real estate:
Construction	73,512	—	—	—	73,512
Mortgage – residential	44,221	509	627	—	45,357
Mortgage – commercial	521,072	2,996	3,379	—	527,447
Consumer:
Home Equity	27,450	1,157	284	—	28,891
Other	9,981	35	—	—	10,016
Total	$727,402	$4,936	$4,690	$—	$737,028

(Dollars in thousands)
December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$53,709	$224	$—	$—	$53,933
Real estate:
Construction	58,440	—	—	—	58,440
Mortgage – residential	51,286	633	845	—	52,764
Mortgage – commercial	505,493	5,176	3,164	—	513,833
Consumer:
Home Equity	28,071	1,197	315	—	29,583
Other	9,907	—	2	—	9,909
Total	$706,906	$7,230	$4,326	$—	$718,462

At December 31, 2019 and 2018, non-accrual loans totaled $2.3 million and $2.5 million, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $148 thousand and $218 thousand in 2019 and 2018, respectively. Interest recorded on non-accrual loans in 2019 and 2018 amounted to $66 thousand and $38 thousand, respectively.

Troubled debt restructurings (“TDRs”) that are still accruing are included in impaired loans at December 31, 2019 and 2018 amounted to $1.7 million and $2.0 million, respectively. Interest earned during 2019 and 2018 on these loans amounted to $144 thousand and $132 thousand, respectively.

There were loans of $0.3 thousand and $31.2 thousand that were greater than 90 days delinquent and still accruing interest as of December 31, 2019 and December 31, 2018, respectively.

Note 5—LOANS (Continued)

The following tables are by loan category and present loans past due and on non-accrual status as of December 31, 2019 and December 31, 2018:

(Dollars in thousands) December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$—	$99	$—	$400	$499	$51,306	$51,805
Real estate:
Construction	113	—	—	—	113	73,399	73,512
Mortgage-residential	151	—	—	392	543	44,814	45,357
Mortgage-commercial	39	—	—	1,467	1,506	525,941	527,447
Consumer:
Home equity	2	9	—	70	81	28,810	28,891
Other	40	23	—	—	63	9,953	10,016
Total	$345	$131	$—	$2,329	$2,805	$734,223	$737,028

(Dollars in thousands) December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$18	$8	$—	$—	$26	$53,907	$53,933
Real estate:
Construction	—	—	—	—	—	58,440	58,440
Mortgage-residential	110	163	—	284	557	52,207	52,764
Mortgage-commercial	1,302	—	—	2,232	3,534	510,299	513,833
Consumer:
Home equity	146	11	31	29	217	29,366	29,583
Other	14	55	—	—	69	9,840	9,909
Total	$1,590	$237	$31	$2,545	$4,403	$714,059	$718,462

There were no loans determined to be TDR’s during the twelve month period ended December 31, 2019 and December 31, 2018. Additionally, there were no loans determined to be TDRs in the twelve months ended December 31, 2019 and December 31, 2018 that had subsequent payment defaults. Defaulted loans are those loans that are greater than 90 days past due.

Note 5—LOANS (Continued)

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

A summary of changes in the accretable yield for PCI loans for the years ended December 31, 2019, 2018 and 2017 follows:

(Dollars in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Accretable yield, beginning of period	$153	$21	$34
Additions	—	—	10
Accretion	(30)	(256)	(67)
Reclassification of non-accretable difference due to improvement in expected cash flows	—	284	44
Other changes, net	—	104	—
Accretable yield, end of period	$123	$153	$21

At December 31, 2019 and 2018 the recorded investment in purchased impaired loans was $112 thousand and $112 thousand respectively. The unpaid principal balance was $190 thousand and $205 thousand at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018 these loans were all secured by commercial real estate.

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

Note 6—FAIR VALUE MEASUREMENT (Continued)

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

Loans— The valuation of loans receivable is estimated using the exit price notion which incorporates factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above.

Note 6—FAIR VALUE MEASUREMENT (Continued)

Other Real Estate Owned (“OREO”)—OREO is carried at the lower of carrying value or fair value on a non-recurring basis. Fair value is based upon independent appraisals or management’s estimation of the collateral and is considered a Level 3 measurement.

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

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of December 31, 2019 and December 31, 2018 are as follows:

	December 31, 2019
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$47,692	$47,692	$47,692	$—	$—
Available-for-sale securities	286,800	286,800	23,632	261,361	1,807
Other investments, at cost	1,992	1,992	—	—	1,992
Loans held for sale	11,155	11,155	—	11,155	—
Net loans receivable	730,401	728,745	—	—	728,745
Accrued interest	3,481	3,481	3,481	—	—
Financial liabilities:
Non-interest bearing demand	$289,829	$289,829	$—	$289,829	$—
Interest bearing demand deposits and money market accounts	423,257	423,257	—	423,257	—
Savings	104,456	104,456	—	104,456	—
Time deposits	170,660	171,558	—	171,558	—
Total deposits	988,201	989,099	—	989,099	—
Federal Home Loan Bank Advances	211	211	—	211	—
Short term borrowings	33,296	33,296	—	33,296	—
Junior subordinated debentures	14,964	13,161	—	13,161	—
Accrued interest payable	1,033	1,033	1,033	—	—
103

Note 6—FAIR VALUE MEASUREMENT (Continued)

	December 31, 2018
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$32,268	$32,268	$32,268	$—	$—
Held-to-maturity securities	16,174	16,184	—	16,184	—
Available-for-sale securities	237,893	237,893	1,642	235,560	691
Other investments, at cost	1,955	1,955	—	—	1,955
Loans held for sale	3,223	3,223	—	3,223	—
Net loans receivable	712,199	697,432	—	693,065	4,367
Accrued interest	3,579	3,579	3,579	—	—
Financial liabilities:
Non-interest bearing demand	$244,686	$244,686	$—	$244,686	$—
NOW and money market accounts	393,473	393,473	—	393,473	—
Savings	108,368	108,368	—	108,368	—
Time deposits	178,996	177,797	—	177,797	—
Total deposits	925,523	924,324	—	924,324	—
Federal Home Loan Bank Advances	231	231	—	231	—
Short term borrowings	28,022	28,022	—	28,022	—
Junior subordinated debentures	14,964	14,178	—	12,791	—
Accrued interest payable	861	861	861	—	—

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2019 and December 31, 2018 that are measured on a recurring basis. There were no liabilities carried at fair value as of December 31, 2019 or December 31, 2018 that are measured on a recurring basis.

(Dollars in thousands)

Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available- for-sale securities
US Treasury Securities	$7,203	$—	$7,203	$—
Government Sponsored Enterprises	1,001	—	1,001	—
Mortgage-backed securities	183,586	18,435	163,344	1,807
Small Business Administration pools	45,343	—	45,343	—
State and local government	49,648	5,188	44,460	—
Corporate and other securities	19	9	10	—
	286,800	23,632	261,361	1,807
Loans held for sale	11,155	—	11,155	—
Total	$297,955	$23,632	$272,516	$1,807
104

Note 6—FAIR VALUE MEASUREMENT (Continued)

(Dollars in thousands)

Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
US Treasury Securities	$15,457	$—	$15,457	$—
Government sponsored enterprises	1,100	—	1,100	—
Mortgage-backed securities	115,475	—	114,784	691
Small Business Administration pools	55,336	1,633	53,703	—
State and local government	50,506	—	50,506	—
Corporate and other securities	19	9	10	—
	237,893	1,642	235,560	691
Loans held for sale	3,223	—	3,223	—
Total	$241,116	$1,642	$238,783	$691
105

Note 6—FAIR VALUE MEASUREMENT (Continued)

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2019 and December 31, 2018 that are measured on a non-recurring basis. There were no liabilities carried at fair value and measured on a non-recurring basis at December 31, 2019 and 2018.

(Dollars in thousands)
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$400	$—	$—	$400
Real estate:
Mortgage-residential	392	—	—	392
Mortgage-commercial	3,129	—	—	3,129
Consumer:
Home equity	70	—	—	70
Other	—	—	—	—
Total impaired	3,991	—	—	3,991
Other real estate owned:
Construction	826	—	—	826
Mortgage-commercial	584	—	—	584
Total other real estate owned	1,410	—	—	1,410
Total	$5,401	$—	$—	$5,401

(Dollars in thousands)
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	322	—	—	322
Mortgage-commercial	4,016	—	—	4,016
Consumer:
Home equity	29	—	—	29
Other	—	—	—	—
Total impaired	4,367	—	—	4,367
Other real estate owned:
Construction	828	—	—	828
Mortgage-commercial	632	—	—	632
Total other real estate owned	$1,460	$—	$—	$1,460
Total	$6,057	$—	$—	$6,057
106

Note 6—FAIR VALUE MEASUREMENT (Continued)

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process would consist of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $4.0 million and $4.4 million for the year ended December 31, 2019 and year ended December 31, 2018, respectively.

For Level 3 assets and liabilities measured at fair value on a non-recurring or non-recurring basis as of December 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of December 31, 2019	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,410	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$3,991	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2018	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,460	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$4,367	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2019	2018
Land	$11,166	$10,640
Premises	28,995	27,678
Equipment	6,284	5,323
Fixed assets in progress	88	1,656
	46,533	45,297
Accumulated depreciation	11,525	10,310
	$35,008	$34,987

Provision for depreciation included in operating expenses for the years ended December 31, 2019, 2018 and 2017 amounted to $1.6 million, $1.5 million, and $1.5 million, respectively.

Note 8—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS

Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2019	2018
Core deposit premiums, gross carrying amount	$3,358	$3,358
Other intangibles	538	538
	3,896	3,896
Accumulated amortization	(2,413)	(1,890)
Net	$1,483	$2,006

Amortization of the intangibles amounted to $523 thousand, $563 thousand and $343 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Total goodwill from acquisitions at December 31, 2019 and 2018 totaled $14.6 million. This amount is made up of the Cornerstone, Savannah River, and Palmetto South Mortgage Corporation acquisitions. The goodwill is tested for impairment annually having identified none as of December 31, 2019 or 2018.

Bank-owned life insurance provides benefits to various bank officers. The carrying value of all existing policies at December 31, 2019 and 2018 was $28.0 million and $25.8 million, respectively.

Note 9—OTHER REAL ESTATE OWNED

The following summarizes the activity in the other real estate owned for the years ended December 31, 2019 and 2018.

	December 31,
(In thousands)	2019	2018
Balance—beginning of year	$1,460	$1,934
Additions—foreclosures	—	346
Write-downs	—	—
Sales	50	820
Balance, end of year	$1,410	$1,460

Note 10—DEPOSITS

The Company’s total deposits are comprised of the following at the dates indicated:

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Non-interest bearing demand deposits	$289,828	$244,686
Interest bearing demand deposits and money market accounts	423,257	393,473
Savings	104,456	108,368
Time deposits	170,660	178,996
Total deposits	$988,201	$925,523

At December 31, 2019, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2020	$108,509
2021	34,049
2022	20,210
2023	5,062
2024	2,830
$170,660

Interest paid on time deposits of $100 thousand or more totaled $1,145 thousand, $717 thousand, and $573 thousand in 2019, 2018, and 2017, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at year end 2019 and 2018 were $32.2 million and $27.8 million, respectively.

Deposits from directors and executive officers and their related interests at December 31, 2019 and 2018 amounted to approximately $5.4 million and $5.8 million, respectively.

The amount of overdrafts classified as loans at December 31, 2019 and 2018 were $143 thousand and $206 thousand, respectively.

Note 11—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 2019 and 2018 was 0.84% and 1.18%, respectively. The maximum month-end balance during 2019 and 2018 was $36.7 million and $33.4 million, respectively. The average outstanding balance during the years ended December 31, 2019 and 2018 amounted to $34.2 million and $27.0 million, respectively, with an average rate paid of 1.12% and 1.08%, respectively. Securities sold under agreements to repurchase are collateralized by securities with fair market values exceeding the total balance of the agreement.

At December 31, 2019 and 2018, the Company had unused short-term lines of credit totaling $30.0 million.

Note 12—ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB at December 31, 2019 and 2018, consisted of the following:

	December 31,
(In thousands)	2019		2018
Maturing	Amount	Rate	Amount	Rate
2020	211	1.00%	231	1.00%

As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $25.9 million at December 31, 2019. Securities have been pledged as collateral for advances in the amount of $5.1 million as of December 31, 2019. As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $26.6 million at December 31, 2018. Securities have been pledged as collateral for advances in the amount of $6.0 million as of December 31, 2018. Advances are subject to prepayment penalties. The average advances during 2019 and 2018 were $3.2 million and $4.1 million, respectively. The average interest rate for 2019 and 2018 was 2.39% and 1.58%, respectively. The maximum outstanding amount at any month end was $17.2 million and $25.3 million for 2019 and 2018, respectively.

During the years ended December 31, 2019 and December 31, 2018 there were no advances that were prepaid. Accordingly, no losses were realized on early extinguishment.

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

Note 14—LEASES

Effective January 1, 2019, the Company adopted ASC 842 “Leases”. Currently, the Company has operating leases on three of its facilities that are accounted for under this standard. As a result of this standard, the Company recognized a right-of-use asset and a lease liability of $3.3 million, respectively. During the twelve-month period ended December 31, 2019, the Company made cash payments in the amount of $208.3 thousand for operating leases and the lease liability was reduced by $77.2 thousand. The lease expense recognized during twelve-month period ended December 31, 2019 amounted to $259.6 thousand. The weighted average remaining lease term as of December 31, 2019 is 16.52 years and the weighted average discount rate used is 4.41%. The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2019 are as follow:

(Dollars in thousands)
2020	$292
2021	298
2022	303
2023	309
2024	282
Thereafter	3,199
Total undiscounted lease payments	$4,683
Less effect of discounting	(1,417)
Present value of estimate lease payments (lease liability)	3,266

Note 15—INCOME TAXES

Income tax expense for the years ended December 31, 2019, 2018 and 2017 consists of the following:

	Year ended December 31
(Dollars in thousands)	2019	2018	2017
Current
Federal	$2,299	$2,244	$1,665
State	541	351	92
	2,840	2,595	1,757
Deferred
Federal	18	99	1,573
State	—	—	—
	18	99	1,573
Income tax expense	$2,858	$2,694	$3,330

Note 15— INCOME TAXES (Continued)

Reconciliation from expected federal tax expense to effective income tax expense (benefit) for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2019	2018	2017
Expected federal income tax expense	$2,904	$2,924	$3,109
State income tax net of federal benefit	427	277	61
Tax exempt interest	(293)	(353)	(593)
Increase in cash surrender value life insurance	(144)	(152)	(212)
Valuation allowance	52	68	216
Merger expenses	—	—	92
Low income housing tax credits	—	—	(186)
Excess tax benefit of stock compensation	(56)	(12)	(197)
Deferred tax adjustment resulting from tax rate change	—	—	1,247
Other	(32)	(58)	(207)
	$2,858	$2,694	$3,330

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2019	2018
Assets:
Allowance for loan losses	$1,426	$1,353
Excess tax basis of deductible intangible assets	261	391
Excess tax basis of assets acquired	—	8
Net operating loss carry forward	794	852
Unrealized loss on available-for-sale securities	—	471
Compensation expense deferred for tax purposes	1,054	1,015
Deferred loss on other-than-temporary-impairment charges	5	5
Tax credit carry-forwards	74	4
Other	397	438
Total deferred tax asset	4,011	4,537
Valuation reserve	825	773
Total deferred tax asset net of valuation reserve	3,186	3,764
Liabilities:
Tax depreciation in excess of book depreciation	303	310
Excess financial reporting basis of assets acquired	1,057	1,139
Unrealized gain on available-for-sale securities	811	—
Total deferred tax liabilities	2,171	1,449
Net deferred tax asset recognized	$1,015	$2,315
112

At December 31, 2019 the Company has approximately $18.3 million in State net operating losses. A valuation allowance is established to fully offset the deferred tax asset related to these net operating losses of the holding company. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The net deferred asset is included in other assets on the consolidated balance sheets.

On December 22, 2017, the Tax Act was signed into law. The Tax Act reduced the corporate tax rate to 21% from 35%, effective for 2018, among other things. As a result of the change in tax rates, we revalued our deferred tax assets and liabilities to reflect realization at the lower rate effective December 22, 2017, the date the law was enacted. The impact of this adjustment was to increase our deferred tax expense by approximately $1.2 million for the year ended December 31, 2017. The lower tax rate decreased the overall tax rate in 2018.

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale. The change in the tax expense related to the change in unrealized losses on these securities of $1.3 million has been recorded directly to shareholders’ equity. The balance in the change in net deferred tax asset results from the current period deferred tax expense of $18 thousand. At December 31, 2019, the Company had a federal net operating loss carryforward in the amount of $331 thousand acquired in the Cornerstone transaction. There are statutory limitations on the amount that can be utilized in each year. It is anticipated that all of the net operating loss will be utilized prior to expiration.

Tax returns for 2016 and subsequent years are subject to examination by taxing authorities.

As of December 31, 2019, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2019 and 2018, the Bank had commitments to extend credit including lines of credit of $135.7 million and $126.2 million, respectively.

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

The primary market areas served by the Bank include the Midlands Region of South Carolina to include Lexington, Richland, Newberry and Kershaw Counties; the Central Savannah River Region include Aiken County, South Carolina and Richmond and Columbia Counties in Georgia. With the acquisition of Cornerstone, we also serve Greenville, Anderson and Pickens Counties in South Carolina which we refer to as the Upstate Region. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The Company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the Bank’s risk based capital, or approximately $29.9 million. Based on this criteria, the Bank had six such concentrations at December 31, 2019, including $229.2 million (31.1% of total loans) to lessors of non-residential property, $89.7 million (12.2% of total loans) to lessors of residential properties, $63.0 million (8.5% of total loans) to private households, $45.0 million (6.1% of total loans) to religious organizations, $36.9 million to other activities related to real estate (5.0% of total loans) and $30.7 million to hotels (4.2% of total loans). As reflected above, lessors of non-residential properties and lessors of residential buildings equate to approximately 191.6% and 75.0% of total regulatory capital, respectively. The risk in these portfolios is diversified over a large number of loans approximately 440 for lessors of non-residential properties and 436 loans for lessors of residential buildings. Commercial real estate loans and commercial construction loans represent $587.4 million, or 79.9%, of the portfolio. Approximately $229.4 million, or 39.1%, of the total commercial real estate loans are owner occupied, which can tend to reduce the risk associated with these credits. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its market areas, a substantial portion of its debtor’s ability to honor their contracts is dependent upon the economic stability of these areas.

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

Note 17—REVENUE RECOGNITION

In accordance with Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Deposit Service Charges: The Bank earns fees from its deposit customers for account maintenance, transaction-based and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis. The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposits accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

Check Card Fee Income: Check card fee income represents fees earned when a debit card issued by the Bank is used. The Bank earns interchange fees from debit cardholder transactions through the Mastercard payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the card. Certain expenses directly associated with the debit card are recorded on a net basis with the fee income. This income is recognized within “Other” below.

Gains/Losses on OREO Sales: Gains/losses on the sale of OREO are included in non-interest income and are generally recognized when the performance obligation is complete. This is typically at delivery of control over the property to the buyer at the time of each real estate closing.

(Dollars in thousands)	December 31,	December 31,
Non-Interest Income	2019	2018
Deposit service charges	$1.649	$1,769
Mortgage banking income (1)	4,555	3,895
Investment advisory fees and non-deposit commissions (1)	2,021	1,683
Gain (loss) on sale of securities (1)	136	(342)
Gain (loss) on sale of other assets	(3)	24
Write-down of premises held for sale (1)	(282)	—
Other (2)	3,660	3,615
Total non-interest income	11,736	10,644

(1)	Not within the scope of ASC 606
(2)	Includes Check Card Fee income discussed above. No other items are within the scope of ASC 606
115

Note 18—OTHER EXPENSES

A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2019	2018	2017
ATM/debit card, bill payment and data processing*	$2,834	$2,300	$1,412
Supplies	151	142	165
Telephone	413	422	378
Courier	152	149	106
Correspondent services	248	270	227
Insurance	263	254	394
Postage	47	56	113
Loss on limited partnership interest	88	60	161
Director fees	348	366	378
Legal and Professional fees	959	864	991
Shareholder expense	171	173	131
Other	1,718	1,704	1,552
	$7,392	$6,760	$6,008

* In June of 2017, the company moved its data processing from an in-house environment to an out-sourcing environment with FIS.

Note 19—STOCK OPTIONS, RESTRICTED STOCK, AND DEFERRED COMPENSATION

The Company has adopted a stock option plan whereby shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. At December 31, 2019 and 2018, the Company had 111,049 and 135,865 shares, respectively, reserved for future grants. The 350,000 shares reserved were approved by shareholders at the 2011 annual meeting. The plan provides for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant.

There were no stock options outstanding and exercisable as of December 31, 2019, December 31, 2018 and December 31, 2017.

The table below summarizes the common shares of restricted stock granted to each non-employee director in connection with their overall compensation plan in 2019, 2018 and 2017.

	Restricted shares granted		Value per share	Date shares vest
Year	Total	per Director
2019	$2,976	248	$20.18	1/1/20
2018	2,990	230	$21.72	1/1/19
2017	3,430	245	$20.38	1/1/18

In 2019, 2018 and 2017, 8,418, 11,447 and 2,103 restricted shares, respectively, were issued to executive officers in connection with the Bank’s incentive compensation plan. The related compensation expense was $143.9 thousand and $161.0 thousand for the years ended December 31, 2019 and 2018, respectively. The shares were valued at $20.18, $21.72 and $20.38 per share/unit, respectively. Restricted shares/units granted to executive officers under the incentive compensation plan cliff vest over a three-year period from the date of grant. The assumptions used in the calculation of these amounts for the awards granted in 2019, 2018 and 2017 are based on the price of the Company’s common stock on the grant date.

Note 19—STOCK OPTIONS, RESTRICTED STOCK, AND DEFERRED COMPENSATION (Continued)

In 2014, 29,228 restricted shares were issued to senior officers of Savannah River Banking Company and retained by the Company in connection with the merger. The shares were valued at $10.55 per share. Restricted shares granted to these officers vested in three equal annual installments beginning on January 31, 2015.

Warrants to purchase 37,130 shares at $5.90 per share were issued in connection with the issuing of subordinated debt on November 15, 2011 with an expiration date of December 16, 2019. All warrants were exercised by the expiration date. The related subordinated debt was paid off in November 2012.

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned. The non-employee director’s account balance is distributed by issuance of common stock at the time of retirement or resignation from the board of directors. At December 31, 2019 and 2018, there were 97,104 and 114,982 units in the plan, respectively. The accrued liability related to the plan at December 31, 2019 and 2018 amounted to $1.1 million and $1.3 million, respectively, and is included in “Other liabilities” on the balance sheet.

Note 20—EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the years ended December 31, 2019, 2018 and 2017, the plan expense amounted to $528 thousand, $484 thousand and $405 thousand, respectively. The Company matches 100% of the employee’s contribution up to 3% and 50% of the employee’s contribution on the next 2% of the employee’s contribution.

The Company acquired various single premium life insurance policies from DutchFork Bankshares that are used to indirectly fund fringe benefits to certain employees and officers. A salary continuation plan was established payable to two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years. Other plans acquired were supplemental life insurance covering certain key employees. In 2006, the Company established a salary continuation plan which covers six additional key officers. In 2015, the Company established a salary continuation plan to cover additional key employees. In 2017 and 2019 the Company established salary continuation plans for two additional key officers. The plans provide for monthly benefits upon normal retirement age of varying amounts for a period of fifteen years. Single premium life insurance policies were purchased in 2006, 2015, 2017 and 2019 in the amount of $3.5 million, $5.2 million, $1.5 million and $1.6 million, respectively. These policies are designed to offset the funding of these benefits. The cash surrender value at December 31, 2019 and 2018 of all bank owned life insurance was $28.0 million and $25.8 million, respectively. Expenses accrued for the anticipated benefits under the salary continuation plans for the year ended December 31, 2019, 2018 and 2017 amounted to $437 thousand, $460 thousand, and $401 thousand, respectively.

Note 21—EARNINGS PER COMMON SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Year ended December 31,
(Amounts in thousands)	2019	2018	2017
Numerator (Included in basic and diluted earnings per share)	$10,971	$11,229	$5,815
Denominator
Weighted average common shares outstanding for:
Basic earnings per common share	7,510	7,581	6,849
Dilutive securities:
Deferred compensation	58	84	84
Warrants—Treasury stock method	20	65	70
Diluted common shares outstanding	7,588	7,730	7,003
The average market price used in calculating assumed number of shares	$19.32	$23.26	$21.16

On December 16, 2011 there were 107,500 warrants issued in connection with the issuance of $2.5 million in subordinated debt (See Note 17). As shown above, the warrants were dilutive for the periods ended December 31, 2019, December 31, 2018 and December 31, 2017. As of December 31, 2019 there were no warrants outstanding.

Note 22—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

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

Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to Basel III, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion (such as the Company). In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of our minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1, but the buffer applies to all three measurements (common equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of CET1 equal to 2.5% of risk-weighted assets.

Based on the foregoing, as a small bank holding company, we are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve; however, our Bank remains subject to the capital requirements.

Note 22—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

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

The Company and the Bank exceeded the minimum regulatory capital ratios at December 31, 2019 and 2018, as set forth in the following table:

(In thousands)	Minimum Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank(1)(2):
December 31, 2019
Risk Based Capital
Tier 1	$50,224	6.0%	$112,754	13.5%	$62,530	7.5%
Total Capital	66,965	8.0%	119,381	14.3%	52,416	6.3%
CET1	37,668	4.5%	112,754	13.5%	75,086	9.0%
Tier 1 Leverage	45,246	4.0%	112,754	10.0%	67,508	6.0%
December 31, 2018
Risk Based Capital
Tier 1	$49,043	6.0%	$107,806	13.2%	$58,764	7.2%
Total Capital	65,390	8.0%	114,069	14.0%	48,679	6.0%
CET1	36,782	4.5%	107,806	13.2%	71,024	8.7%
Tier 1 Leverage	43,198	4.0%	107,806	10.0%	64,608	6.0%

(1)	As a small bank holding company, we are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve.
(2)	Ratios do not include the capital conservation buffer of 2.5% in 2019, 1.875% in 2018 and 1.25% in 2017.

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

Note 22—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

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

Note 23—PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2019	2018
Assets:
Cash on deposit	$2,987	$4,811
Interest bearing deposits	—	—
Securities purchased under agreement to resell	—	—
Investment in bank subsidiary	131,584	121,984
Other	809	863
Total assets	$135,380	$127,658
Liabilities:
Junior subordinated debentures	$14,964	$14,964
Other	222	197
Total liabilities	15,186	15,161
Shareholders’ equity	120,194	112,497
Total liabilities and shareholders’ equity	$135,380	$127,658

Condensed Statements of Operations

	Year ended December 31,
(Dollars in thousands)	2019	2018	2017
Income:
Interest and dividend income	$24	$23	$18
Gain on sale of land	—	—	90
Equity in undistributed earnings of subsidiary	4,776	8,348	3,341
Dividend income from bank subsidiary	7,057	3,721	3,001
Total income	11,857	12,092	6,450
Expenses:
Interest expense	760	718	570
Other	381	386	350
Total expense	1,141	1,104	920
Income before taxes	10,716	10,988	5,530
Income tax benefit	(255)	(241)	(285)
Net income	$10,971	$11,229	$5,815
120

Note 23—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$10,971	$11,229	$5,815
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(4,776)	(8,348)	(3,341)
Gain on sales of assets	—	—	(90
Other-net	322	12	615
Net cash provided by operating activities	6,517	2,893	2,999
Cash flows from investing activities:
Proceeds from sale of federal funds	—	129	—
Proceeds from business acquisition	—	—	131
Proceeds from sale of land	—	—	1,145
Net cash provided by investing activities	—	129	1,276
Cash flows from financing activities:
Dividends paid: common stock	(3,306)	(3,033)	(2,472)
Repurchase of common stock	(5,636)	—	—
Proceeds from issuance of common stock	570	362	371
Issuance of restricted stock	(75)	—	—
Restricted shares surrendered	(159)	(57)	(408)
Deferred compensation shares	265	19	—
Net cash used in financing activities	(8,341)	(2,709)	(2,509)
Increase (decrease) in cash and cash equivalents	(1,824)	313	1,766
Cash and cash equivalents, beginning of year	4,811	4,498	2,732
Cash and cash equivalents, end of year	$2,987	$4,811	$4,498

Note 24—SUBSEQUENT EVENTS

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

Note 25—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following provides quarterly financial data for 2019, 2018 and 2017 (dollars in thousands, except per share amounts).

2019	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$10,786	$10,864	$10,606	$10,374
Net interest income	9,360	9,353	9,116	9,020
Provision for loan losses	—	25	9	105
Gain on sale of securities	1	—	164	(29)
Income before income taxes	3,425	3,651	3,653	3,101
Net income	2,697	2,898	2,881	2,495
Net income available to common shareholders	2,698	2,898	2,881	2,495
Net income per share, basic	$0.36	$0.39	$0.38	$0.33
Net income per share, diluted	$0.36	$0.39	$0.37	$0.33

2018	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$10,595	$9,984	$9,819	$9,331
Net interest income	9,392	8,882	8,940	8,534
Provision for loan losses	94	20	30	202
Gain on sale of securities	(332)	—	94	(104)
Income before income taxes	3,389	3,569	3,596	3,369
Net income	2,686	2,833	3,001	2,709
Net income available to common shareholders	2,686	2,833	3,001	2,709
Net income per share, basic	$0.35	$0.37	$0.40	$0.36
Net income per share, diluted	$0.35	$0.37	$0.39	$0.35

2017	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$8,738	$7,921	$7,724	$7,773
Net interest income	8,057	7,227	7,049	7,061
Provision for loan losses	170	166	78	116
Gain on sale of securities	49	124	172	54
Income before income taxes	2,108	2,589	2,245	2,203
Net income	502	1,893	1,664	1,756
Net income available to common shareholders	502	1,893	1,664	1,756
Net income per share, basic	$0.07	$0.28	$0.25	$0.27
Net income per share, diluted	$0.07	$0.28	$0.24	$0.26

Note 26—REPORTABLE SEGMENTS

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

The following tables present selected financial information for the Company’s reportable business segments for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

Year ended December 31, 2019 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$41,545	$1,061	$—	$7,081	$(7,057)	$42,630
Interest expense	5,021	—	—	760	—	5,781
Net interest income	$36,525	$1,061	$—	$6,321	$(7,057)	$36,849
Provision for loan losses	139	—	—	—	—	139
Noninterest income	5,160	4,555	2,021	—	—	11,736
Noninterest expense	28,732	3,771	1,733	381	—	34,617
Net income before taxes	$12,813	$1,845	$288	$5,940	$(7,057)	$13,829
Income tax provision (benefit)	3,114	—	—	(256)	—	2,858
Net income	$9,699	$1,845	$288	$6,196	$(7,057)	$10,971

Year ended December 31, 2018 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$38,875	$830	$—	$3,745	$(3,721)	$39,729
Interest expense	3,263	—	—	718	—	3,981
Net interest income	$35,612	$830	$—	$3,027	$(3,721)	$35,748
Provision for loan losses	346	—	—	—	—	346
Noninterest income	5,066	3,895	1,683	—	—	10,644
Noninterest expense	27,095	3,242	1,400	386	—	32,123
Net income before taxes	$13,237	$1,483	$283	$2,641	$(3,721)	$13,923
Income tax provision (benefit)	2,935	—	—	(241)	—	2,694
Net income	$10,302	$1,483	$283	$2,882	$(3,721)	$11,229
123

Note 26—REPORTABLE SEGMENTS (Continued)

Year ended December 31, 2017 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$31,634	$504	$—	$3,019	$(3,001)	$32,156
Interest expense	2,192	—	—	570	—	2,762
Net interest income	$29,442	$504	$—	$2,449	$(3,001)	$29,394
Provision for loan losses	530	—	—	—	—	530
Noninterest income	4,480	3,778	1,291	90	—	9,639
Noninterest expense	25,042	2,841	1,125	350	—	29,358
Net income before taxes	$8,350	$1,441	$166	$2,189	$(3,001)	$9,145
Income tax provision(benefit)	3,615	—	—	(285)	—	3,330
Net income	$4,735	$1,441	$166	$2,474	$(3,001)	$5,815

(Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of December 31, 2019	$1,143,934	$25,673	$2	$132,890	$(132,220)	$1,170,279

Total Assets as of December 31, 2018	$1,074,838	$16,078	$9	$129,992	$(129,322)	$1,091,595

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, in accordance with Rule 13a-15 of the Exchange Act. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2019, were effective to provide reasonable assurance regarding our control objectives.

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, and the attestation report thereon issued by our independent registered public accounting firm is included in Item 8 of this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2019 in connection with our 2020 annual meeting of shareholders. The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2020 annual meeting of shareholders to be held on May 20, 2020.

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

Item 11. Executive Compensation.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2019 in connection with our 2020 annual meeting of shareholders. The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2020 annual meeting of shareholders to be held on May 20, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

There are no outstanding options as of December 31, 2019.

The additional information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2019 in connection with our 2020 annual meeting of shareholders. The information required by this Item 12 is set forth under “Security Ownership of Certain Beneficial Owners and Management” and hereby incorporated by reference from our proxy statement for our 2020 annual meeting of shareholders to be held on May 20, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2019 in connection with our 2020 annual meeting of shareholders. The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2020 annual meeting of shareholders to be held on May 20, 2020.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2019, in connection with our 2020 annual meeting of shareholders. The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2020 annual meeting of shareholders to be held on May 20, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2019 and 2018
•	Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017
•	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
•	Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(a)(3) Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

Exhibit Index

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of April 11, 2017, by and between First Community Corporation and Cornerstone Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 12, 2017).
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).
3.3	Amended and Restated Bylaws dated May 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 22, 2019).
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
10.4	Dividend Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009, April 20, 2011, File No. 333-173612, and January 31, 2019, File No. 333-229442).**
10.5	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2006).**
10.6	Non-Employee Director Deferred Compensation Plan approved September 30, 2006 and Form of Deferred Compensation Agreement (incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 8-K filed on October 4, 2006).
10.7	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the period ended December 31, 2015).**

10.8	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.9	Employment Agreement by and between David K. Proctor and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.10	Employment Agreement by and between Robin D. Brown and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.11	Employment Agreement by and between J. Ted Nissen and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.12	Employment Agreement by and between Tanya A. Butts and First Community Corporation dated April 22, 2019.*,**
10.13	Employment Agreement by and between Donald Shawn Jordan and First Community Corporation dated November 12, 2019.*,**
10.14	First Community Corporation 2011 Stock Incentive Plan and Form of Stock Option Agreement and Form of Restricted Stock Agreement (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 7, 2011).**
10.15	Amendment No. 1 to the First Community Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2016).**
10.16	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 22, 2016).**
10.17	First Community Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2019).**
21.1	Subsidiaries of the Company.*
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.*
24.1	Power of Attorney (contained on the signature page hereto).*
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*
32	Section 1350 Certifications.*
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.*

The Exhibits listed above will be furnished to any security holder free of charge upon written request to the Corporate Secretary, First Community Corporation, 5455 Sunset Blvd., Lexington, South Carolina 29072.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

(b)	See listing of Exhibits above for an indication of exhibits filed herewith.

(c)	Not applicable.
127

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2020	FIRST COMMUNITY CORPORATION

	By:	/s/ Michael C. Crapps
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

Signature	Title	Date

/s/ Thomas C. Brown	Director	March 13, 2020
Thomas C. Brown

/s/ Chimin J. Chao	Director	March 13, 2020
Chimin J. Chao

/s/ Michael C. Crapps	Director, President, & Chief Executive Officer	March 13, 2020
Michael C. Crapps	(Principal Executive Officer)

/s/ J. Thomas Johnson	Director and Vice Chairman of the Board	March 13, 2020
J. Thomas Johnson

/s/ W. James Kitchens, Jr.	Director	March 13, 2020
W. James Kitchens, Jr.

/s/ Mickey Layden	Director	March 13, 2020
Mickey Layden

/s/ E. Leland Reynolds	Director	March 13, 2020
E. Leland Reynolds

/s/ Alexander Snipe, Jr.	Director	March 13, 2020
Alexander Snipe, Jr.

/s/ Jane Sosebee	Director	March 13, 2020
Jane Sosebee

/s/ Edward J. Tarver	Director	March 13, 2020
Edward J. Tarver

/s/ Roderick M. Todd, Jr.	Director	March 13, 2020
Roderick M. Todd, Jr.

/s/ Mitchell M. Willoughby	Director and Chairman of the Board	March 13, 2020
Mitchell M. Willoughby

/s/ D. Shawn Jordan	Chief Financial Officer	March 13, 2020
D. Shawn Jordan	(Principal Financial and Accounting Officer)
128