Form 10-Q
period 2020-03-31
FIRST COMMUNITY CORP /SC/
filed 2020-05-08
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5455 Sunset Boulevard, Lexington, South Carolina 29072

(Address of principal executive offices) (Zip Code)

(803) 951-2265

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $1.00 per share	FCCO	The Nasdaq Capital Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 8, 2020, 7,462,247 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
(Dollars in thousands, except par value)	2020	December 31,
	(Unaudited)	2019
ASSETS
Cash and due from banks	$23,739	$14,951
Interest-bearing bank balances	25,637	32,741
Investment securities available-for-sale	288,881	286,800
Other investments, at cost	2,062	1,992
Loans held-for-sale	11,937	11,155
Loans	749,529	737,028
Less, allowance for loan losses	7,694	6,627
Net loans	741,835	730,401
Property, furniture and equipment - net	34,819	35,008
Lease right-of-use assets	3,170	3,215
Premises held-for-sale	591	591
Bank owned life insurance	28,223	28,041
Other real estate owned	1,481	1,410
Intangible assets	1,378	1,483
Goodwill	14,637	14,637
Other assets	6,917	7,854
Total assets	$1,185,307	$1,170,279
LIABILITIES
Deposits:
Non-interest bearing demand	$291,669	$289,829
Interest bearing	694,976	698,372
Total deposits	986,645	988,201
Securities sold under agreements to repurchase	46,041	33,296
Federal Home Loan Bank advances	—	211
Junior subordinated debt	14,964	14,964
Lease liability	3,229	3,266
Other liabilities	9,814	10,147
Total liabilities	1,060,693	1,050,085
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,462,247 at March 31, 2020 7,440,026 at December 31, 2019	7,462	7,440
Nonvested restricted stock	(465)	(151)
Additional paid in capital	90,916	90,488
Retained earnings	20,830	19,927
Accumulated other comprehensive income	5,871	2,490
Total shareholders’ equity	124,614	120,194
Total liabilities and shareholders’ equity	$1,185,307	$1,170,279

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended March 31,
	2020	2019
Interest income:
Loans, including fees	$8,827	$8,609
Investment securities - taxable	1,437	1,217
Investment securities - non taxable	289	439
Other short term investments	152	103
Other	5	6
Total interest income	10,710	10,374
Interest expense:
Deposits	1,019	1,001
Securities sold under agreement to repurchase	104	92
Other borrowed money	170	261
Total interest expense	1,293	1,354
Net interest income	9,417	9,020
Provision for loan losses	1,075	105
Net interest income after provision for loan losses	8,342	8,915
Non-interest income:
Deposit service charges	399	411
Mortgage banking income	982	844
Investment advisory and non-deposit commissions	634	438
Loss on sale of securities	—	(29)
Gain on sale of other assets	6	—
Other	907	845
Total non-interest income	2,928	2,509
Non-interest expense:
Salaries and employee benefits	5,653	5,170
Occupancy	643	655
Equipment	318	386
Marketing and public relations	354	175
FDIC Insurance assessment	42	74
Other real estate expense	35	29
Amortization of intangibles	105	132
Other	1,888	1,702
Total non-interest expense	9,038	8,323
Net income before tax	2,232	3,101
Income tax expense	438	606
Net income	$1,794	$2,495

Basic earnings per common share	$0.24	$0.33
Diluted earnings per common share	$0.24	$0.32

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands)
	Three months ended March 31,
	2020	2019

Net income	$1,794	$2,495

Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of tax expense of $899 and $609, respectively	3,381	2,282

Reclassification adjustment for loss on available-for-sale securities included in net income, net of tax benefit of $0 and $6, respectively	—	23

Other comprehensive income	3,381	2,305
Comprehensive income	$5,175	$4,800

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months ended March 31, 2020 and March 31, 2019

(Unaudited)

							Accumulated
	Common		Common	Additional	Nonvested		Other
(Dollars in thousands)	Shares	Common	Stock	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2018	7,639	$7,639	$31	$95,048	$(149)	$12,262	$(2,334)	$112,497
Net income						2,495		2,495

Other comprehensive income net of tax of $615							2,305	2,305
Issuance of restricted stock	8	8		162	(170)			—
Amortization of compensation on restricted stock					33			33
Shares retired	(8)	(8)		(148)				(156)
Exercise of warrants	21	21	(14)	(7)				—
Dividends: Common ($0.11 per share)						(840)		(840)
Dividend reinvestment plan	5	5		95				100
Balance, March 31, 2019	7,665	$7,665	$17	$95,150	$(286)	$13,917	$(29)	$116,434

Balance, December 31, 2019	7,440	$7,440	$—	$90,488	$(151)	$19,927	$2,490	$120,194
Net income						1,794		1,794

Other comprehensive income net of tax of $899							3,381	3,381
Issuance of common stock				4				4
Issuance of restricted stock	18	18		348	(366)			—
Amortization of compensation on restricted stock					52			52
Shares retired	(1)	(1)		(14)				(15)
Exercise of warrants								—
Dividends: Common ($0.12 per share)						(891)		(891)
Dividend reinvestment plan	5	5		90				95
Balance, March 31, 2020	7,462	$7,462	$—	$90,916	$(465)	$20,830	$5,871	$124,614

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$1,794	$2,495
Adjustments to reconcile net income to net cash provided (used) from operating activities:
Depreciation	403	393
Net premium amortization	521	539
Provision for loan losses	1,075	105
Origination of loans held-for-sale	(34,427)	(25,345)
Sale of loans held-for-sale	33,645	21,269
Amortization of intangibles	105	132
Accretion on acquired loans	(106)	(143)
Loss on sale of securities	—	29
Increase in other assets	(80)	(3,273)
(Decrease) Increase in other liabilities	(363)	1,634
Net cash provided (used) from operating activities	2,567	(2,165)
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(11,882)	(5,419)
Purchase of other investment securities	(70)	(207)
Maturity/call of investment securities available-for-sale	13,606	7,969
Proceeds from sale of securities available-for-sale	—	7,137
(Increase) decrease in loans	(12,495)	152
Proceeds from sale of fixed assets	—	301
Purchase of property and equipment	(214)	(1,178)
Net cash (used) provided in investing activities	(11,055)	8,755
Cash flows from financing activities:
Decrease in deposit accounts	(1,555)	(5,735)
Increase in securities sold under agreements to repurchase	12,745	3,985
Advances from the Federal Home Loan Bank	10,001	56,000
Repayment of advances from Federal Home Loan Bank	(10,212)	(54,005)
Shares retired	(15)	(156)
Dividends paid: Common Stock	(891)	(840)
Proceeds from issuance of Common Stock	4	—
Dividend reinvestment plan	95	100
Net cash provided (used) from financing activities	10,172	(651)
Net increase in cash and cash equivalents	1,684	5,939
Cash and cash equivalents at beginning of period	47,692	32,268
Cash and cash equivalents at end of period	$49,376	$38,207
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,462	$1,293
Income taxes	$—	$—
Non-cash investing and financing activities:
Unrealized gain on securities	$5,871	$2,917
Recognition of operating lease right of use asset	$—	$2,846
Recognition of operating lease liability	$—	$2,849
Transfer of investment securities held-to-maturity to available-for-sale	$—	$16,144
Transfer of loans to foreclosed property	$78	—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”), present fairly in all material respects the Company’s financial position at March 31, 2020 and December 31, 2019, and the Company’s results of operations and cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. The information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 should be referred to in connection with these unaudited interim financial statements.

Risk and Uncertainties

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in the Bank’s markets. In response to the COVID-19 pandemic, the governments of the states in which the Bank has retail offices, and of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.

While the Bank’s business has been designated an essential business, which allows the Bank to continue to serve its customers, the Bank serves many customers that have been deemed, or who are employed by businesses that have been deemed, to be non-essential. And many of the Bank’s customers that have been categorized to date as essential businesses, or who are employed by businesses that have been categorized as essential businesses, have been adversely affected by the COVID-19 pandemic.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on the Company’s business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and the Company’s customers, employees and vendors.

The Company’s business, financial condition and results of operations generally rely upon the ability of the Bank’s borrowers to repay their loans, the value of collateral underlying the Bank’s secured loans, and demand for loans and other products and services the Bank offers, which are highly dependent on the business environment in the Bank’s primary markets where it operates and in the United States as a whole.

On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company’s financial condition and results of operations. As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact net interest income, provision for loan losses, and noninterest income. Other financial impact could occur though such potential impact is unknown at this time.

As of March 31, 2020, the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that the Company has sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, the Bank’s reported and regulatory capital ratios could be adversely impacted by further credit losses.

We believe that we have ample liquidity to meet the needs of our customers and to manage through the COVID-19 pandemic through our low cost deposits; our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks; and our ability to obtain advances secured by certain securities and loans from the Federal Home Loan Bank.  Furthermore, we are eligible to participate in the Paycheck Protection Program Liquidity Facility (“PPPLF”) to fund Paycheck Protection Program (PPP) loans if needed.

Beginning in early March 2020, the Company proactively reached out to its loan customers and offered deferrals for up to 90 days. As of March 31, 2020, the Company granted 183 deferral requests totaling $118.3 million of the Company’s loan portfolio related to the COVID-19 pandemic. As of May 4, 2020, the Company has granted 383 deferrals totaling approximately $202.4 million of the Company’s loan portfolio.

The Company has evaluated its exposure to certain industry segments most impacted by the COVID-19 pandemic as of March 31, 2020:

Industry Segments	Outstanding	% of Loan	Ave. Loan	Ave. Loan to
(Dollars in millions)	Loan Balance	Portfolio	Size	Value
Hotels	$26.8	3.6%	$1.9	67%
Restaurants	$17.6	2.4%	$0.6	64%
Assisted Living	$9.2	1.2%	$1.8	50%
Retail	$75.5	10.1%	$0.6	62%

Note 2—Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Three months ended
	March 31,
	2020	2019
Numerator (Net income available to common shareholders)	$1,794	$2,495
Denominator
Weighted average common shares outstanding for:
Basic shares	7,421	7,634
Dilutive securities:
Deferred compensation	38	52
Warrants/Restricted stock -Treasury stock method	9	39
Diluted shares	7,468	7,725
The average market price used in calculating assumed number of shares	$19.03	$19.90

There were no options outstanding as of March 31, 2020 and 2019.

In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. In connection with the issuance of the subordinated debt, the Company issued warrants for 107,500 shares of common stock at $5.90 per share. There were 36,550 warrants outstanding at March 31, 2019 and these warrants are included in dilutive securities in the table above. All warrants were exercised by their expiration date of December 16, 2019.

Note 2—Earnings Per Common Share-continued

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned and are included in dilutive securities in the table above. The non-employee director’s account balance is distributed by issuance of common stock at the time of retirement or resignation from the board of directors. At March 31, 2020 and December 31, 2019, there were 100,215 and 97,104 units in the plan, respectively. The accrued liability at March 31, 2020 and December 31, 2019 amounted to $1.2 million and $1.1 million, respectively, and is included in “Other liabilities” on the balance sheet.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2020
US Treasury securities	$3,498	$36	$—	$3,534
Government Sponsored Enterprises	987	28	—	1,015
Mortgage-backed securities	176,507	5,818	1,491	180,834
Small Business Administration pools	41,255	597	125	41,727
State and local government	59,187	2,577	8	61,756
Other securities	15	—	—	15
	$281,449	$9,056	$1,624	$288,881

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2019
US Treasury securities	$7,190	$16	$3	$7,203
Government Sponsored Enterprises	984	17	—	1,001
Mortgage-backed securities	182,736	1,490	640	183,586
Small Business Administration pools	45,301	259	217	45,343
State and local government	47,418	2,371	141	49,648
Other securities	19	—	—	19
	$283,648	$4,153	$1,001	$286,800

During the first quarter of 2019, the Company reclassified the portfolio of securities listed as held-to-maturity to available-for-sale. There were no investment securities listed as held-to-maturity as of March 31, 2020.

During the three months ended March 31, 2020 and 2019, the Company received proceeds of $0 and $7.1 million, respectively, from the sale of investment securities available-for-sale. For the three months ended March 31, 2020, there were no gross realized gains from the sale of investment securities available-for-sale and no gross realized losses. For the three months ended March 31, 2019, gross realized gains from the sale of investment securities available-for-sale amounted to $41 thousand and gross realized losses amounted to $70 thousand.

Note 3—Investment Securities-continued

At March 31, 2020, other securities available-for-sale included the following at fair value: a mutual fund at $5.0 thousand, and foreign debt of $10.0 thousand. As required by Accounting Standards Update (“ASU”) 2016-01-Financial Instruments-Overall (Subtopic 825-10), the Company measured its equity investments at fair value with changes in the fair value recognized through net income. For the three months ended March 31, 2020 and 2019, a $3.8 thousand loss and a $1.0 thousand gain were recognized on a mutual fund, respectively. At December 31, 2019, corporate and other securities available-for-sale included the following at fair value: a mutual fund at $8.8 thousand and foreign debt of $10.0 thousand. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $1.1 million and corporate stock in the amount of $1.0 million at March 31, 2020. The Company held $991.4 thousand of FHLB stock and $1.0 million in corporate stock at December 31, 2019.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2020 and December 31, 2019.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
March 31, 2020	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$36,949	$1,432	$4,062	$59	$41,011	$1,491
Small Business Administration pools	3,038	18	8,845	107	11,883	125
State and local government	2,226	8	—	—	2,226	8
Total	$42,213	$1,458	$12,907	$166	$55,120	$1,624

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2019	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury securities	$—	$—	$1,508	$3	$1,508	$3
Mortgage-backed securities	57,175	485	12,419	155	69,594	640
Small Business Administration pools	7,891	53	13,502	164	21,393	217
State and local government	5,695	141	—	—	5,695	141
Total	$70,761	$679	$27,429	$322	$98,190	$1,001

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $176.5 million and $182.7 million and approximate fair value of $180.8 million and $183.6 million at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, and December 31, 2019, all of the MBSs issued by GSEs were classified as “Available-for-Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSEs. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2020.

Note 3—Investment Securities-continued

Non-agency Mortgage Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at March 31, 2020 with an amortized cost of $70.9 thousand and approximate fair value of $66.2 thousand. The Company held PLMBSs, including CMOs, at December 31, 2019 with an amortized cost of $73.5 thousand and approximate fair value of $73.5 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2020.

The following sets forth the amortized cost and fair value of investment securities at March 31, 2020 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

March 31, 2020	Available-for-sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$7,772	$7,842
Due after one year through five years	122,950	125,292
Due after five years through ten years	123,926	128,280
Due after ten years	26,801	27,467
Total	$281,449	$288,881

Note 4—Loans

Loans summarized by category as of March 31, 2020, December 31, 2019 and March 31, 2019 are as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2020	2019	2019
Commercial, financial and agricultural	$50,313	$51,805	$52,289
Real estate:
Construction	83,547	73,512	56,234
Mortgage-residential	46,471	45,357	50,732
Mortgage-commercial	530,180	527,447	519,420
Consumer:
Home equity	28,641	28,891	30,092
Other	10,377	10,016	9,653
Total	$749,529	$737,028	$718,420

Note 4—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended March 31, 2020 and March 31, 2019 and for the year ended December 31, 2019 is as follows:

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
March 31, 2020
Allowance for loan losses:
Beginning balance December 31, 2019	$427	$111	$367	$4,602	$240	$97	$783	$6,627
Charge-offs	—	—	—	—	—	(23)	—	(23)
Recoveries	—	—	—	6	1	8	—	15
Provisions	62	37	73	923	36	30	(86)	1,075
Ending balance March 31, 2020	$489	$148	$440	$5,531	$277	$112	$697	$7,694

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$5	$—	$—	$—	$5

Collectively evaluated for impairment	489	148	440	5,526	277	112	697	7,689

March 31, 2020 Loans receivable:
Ending balance-total	$50,313	$83,547	$46,471	$530,180	$28,641	$10,377	$—	$749,529

Ending balances:
Individually evaluated for impairment	—	—	340	2,966	68	—	—	3,374

Collectively evaluated for impairment	$50,313	$83,547	$46,131	$527,214	$28,573	$10,377	$—	$746,155

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
March 31, 2019
Allowance for loan losses:
Beginning balance December 31, 2018	$430	$89	$431	$4,318	$261	$88	$646	$6,263
Charge-offs	(2)	—	—	—	(1)	(30)	—	(33)
Recoveries	—	—	—	10	—	9	—	19
Provisions	(10)	7	(19)	18	8	22	79	105
Ending balance March 31, 2019	$418	$96	$412	$4,346	$268	$89	$725	$6,354

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$14	$—	$—	$—	$14

Collectively evaluated for impairment	418	96	412	4,332	268	89	725	6,340

March 31, 2019 Loans receivable:
Ending balance-total	$52,289	$56,234	$50,732	$519,420	$30,092	$9,653	$—	$718,420

Ending balances:
Individually evaluated for impairment	—	—	409	4,162	57	5	—	4,633

Collectively evaluated for impairment	$52,289	$56,234	$50,323	$515,258	$30,035	$9,648	$—	$713,787

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
December 31, 2019
Allowance for loan losses:
Beginning balance December 31, 2018	$430	$89	$431	$4,318	$261	$88	$646	$6,263
Charge-offs	(12)	—	(12)	—	(1)	(120)	—	(145)
Recoveries	3	—	—	307	15	45	—	370
Provisions	6	22	(52)	(23)	(35)	84	137	139
Ending balance December 31, 2019	$427	$111	$367	$4,602	$240	$97	$783	$6,627

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$6	$—	$—	$—	$6

Collectively evaluated for impairment	427	111	367	4,596	240	97	783	6,621

December 31, 2019 Loans receivable:
Ending balance-total	$51,805	$73,512	$45,357	$527,447	$28,891	$10,016	$—	$737,028

Ending balances:
Individually evaluated for impairment	400	—	392	3,135	70	—	—	3,997

Collectively evaluated for impairment	$51,405	$73,512	$44,965	$524,312	$28,821	$10,016	$—	$733,031

Note 4—Loans-continued

Related party loans and lines of credit are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the three months ended March 31, 2020 and March 31, 2019:

(Dollars in thousands)	2020	2019
Beginning Balance December 31,	$4,109	$5,937
New Loans	55	—
Less loan repayments	437	85
Ending Balance March 31,	$3,727	$5,852

The following table presents at March 31, 2020 and December 31, 2019 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	March 31,	December 31,
	2020	2019
Total loans considered impaired	$3,374	$3,997
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$219	$256
Related allowance	$5	$6
Loans considered impaired and previously written down to fair value	$2,172	$2,275
Average impaired loans	$3,437	$4,431
Amount of interest earned during period of impairment	$82	$263

Note 4—Loans-continued

The following tables are by loan category and present at March 31, 2020, March 31, 2019 and December 31, 2019, loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Three months ended
		Unpaid		Average	Interest
March 31, 2020	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	340	431	—	339	6
Mortgage-commercial	2,747	5,161	—	2,797	72
Consumer:
Home Equity	68	72	—	69	1
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	219	219	5	232	3
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	340	431	—	339	6
Mortgage-commercial	2,966	5,380	5	3,029	75
Consumer:
Home Equity	68	72	—	69	1
Other	—	—	—	—	—
	$3,374	$5,883	$5	$3,437	$82

Note 4—Loans-continued

(Dollars in thousands)				Three months ended
		Unpaid		Average	Interest
March 31, 2019	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	409	462	—	413	4
Mortgage-commercial	3,715	6,708	—	4,048	61
Consumer:
Home Equity	57	59	—	59	1
Other	5	5	—	5	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	447	447	14	448	6
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	409	462	—	413	4
Mortgage-commercial	4,162	7,155	14	4,496	67
Consumer:
Home Equity	57	59	—	59	1
Other	5	5	—	5	—
	$4,633	$7,681	$14	$4,973	$72

Note 4—Loans-continued

(Dollars in thousands)
December 31, 2019		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$400	$400	$—	$600	$49
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	392	460	—	439	19
Mortgage-commercial	2,879	5,539	—	2,961	170
Consumer:
Home Equity	70	73	—	76	2
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	256	256	6	355	23
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	400	400	—	600	49
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	392	460	—	439	19
Mortgage-commercial	3,135	5,795	6	3,316	193
Consumer:
Home Equity	70	73	—	76	2
Other	—	—	—	—	—
	$3,997	$6,728	$6	$4,431	$263

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of March 31, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of March 31, 2020 and December 31, 2019, no loans were classified as doubtful.

(Dollars in thousands)
March 31, 2020		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$50,202	$111	$—	$—	$50,313
Real estate:
Construction	83,547	—	—	—	83,547
Mortgage – residential	45,301	285	885	—	46,471
Mortgage – commercial	524,525	2,396	3,259	—	530,180
Consumer:
Home Equity	27,192	1,127	322	—	28,641
Other	10,346	31	—	—	10,377
Total	$741,113	$3,950	$4,466	$—	$749,529

(Dollars in thousands)
December 31, 2019		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$51,166	$239	$400	$—	$51,805
Real estate:
Construction	73,512	—	—	—	73,512
Mortgage – residential	44,221	509	627	—	45,357
Mortgage – commercial	521,072	2,996	3,379	—	527,447
Consumer:
Home Equity	27,450	1,157	284	—	28,891
Other	9,981	35	—	—	10,016
Total	$727,402	$4,936	$4,690	$—	$737,028

Note 4—Loans-continued

At March 31, 2020 and December 31, 2019, non-accrual loans totaled $1.7 million and $2.3 million, respectively.

TDRs that are still accruing and included in impaired loans at March 31, 2020 and at December 31, 2019 amounted to $1.6 million and $1.7 million, respectively.

Loans greater than 90 days delinquent and still accruing interest were $168.1 thousand and $0.3 thousand at March 31, 2020 and December 31, 2019, respectively.

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

A summary of changes in the accretable yield for purchased credit-impaired loans for the three months ended March 31, 2020 and March 31, 2019 follows:

(Dollars in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Accretable yield, beginning of period	$123	$153
Additions	—	—
Accretion	(7)	(8)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—
Other changes, net	—	—
Accretable yield, end of period	$116	$145

At March 31, 2020 and December 31, 2019, the recorded investment in purchased impaired loans was $112 thousand. The unpaid principal balance was $186 thousand and $190 thousand at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, these loans were all secured by commercial real estate.

Note 4—Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
March 31, 2020	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$57	$—	$—	$—	$57	$50,256	$50,313
Real estate:
Construction	—	—	—	—	—	83,547	83,547
Mortgage-residential	181	—	168	340	689	45,782	46,471
Mortgage-commercial	294	—	—	1,330	1,624	528,556	530,180
Consumer:
Home equity	—	70	—	68	138	28,503	28,641
Other	66	3	—	—	69	10,308	10,377
	$598	$73	$168	$1,738	$2,577	$746,952	$749,529

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2019	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$—	$99	$—	$400	$499	$51,306	$51,805
Real estate:
Construction	113	—	—	—	113	73,399	73,512
Mortgage-residential	151	—	—	392	543	44,814	45,357
Mortgage-commercial	39	—	—	1,467	1,506	525,941	527,447
Consumer:					—
Home equity	2	9	—	70	81	28,810	28,891
Other	40	23	—	—	63	9,953	10,016
	$345	$131	$—	$2,329	$2,805	$734,223	$737,028

The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. There were no loans determined to be TDRs that were restructured during the three-month periods ended March 31, 2020 and March 31, 2019.

During the three month periods ended March 31, 2020 and March 31, 2019, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 89 days past due.

In the determination of the allowance for loan losses, all TDRs are reviewed to ensure that one of the three proper valuation methods (fair market value of the collateral, present value of cash flows, or observable market price) is adhered to. All non-accrual loans are written down to their corresponding collateral value. All troubled TDR accruing loans that have a loan balance that exceeds the present value of cash flows will have a specific allocation. All nonaccrual loans are considered impaired. Under ASC 310-10, a loan is impaired when it is probable that the Company will be unable to collect all amounts due including both principal and interest according to the contractual terms of the loan agreement. In accordance with interagency guidance, short term deferrals granted due to the COVID-19 pandemic are not considered TDRs unless the borrower was previously experiencing financial difficulty.

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

In January 2017, the FASB amended the Goodwill and Other Topic of the ASC to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date and transition requirements for the technical corrections are effective for the Company for reporting periods beginning after December 15, 2019. These amendments did not have a material impact on the Company’s financial statements.

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

In August 2018, the FASB amended the Intangibles—Goodwill and Other Topic of the ASC to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments are effective for the Company for fiscal years beginning after December 15, 2019. The Company did not experience a material effect on its financial statements.

In March 2019, the FASB issued guidance to address concerns companies had raised about an accounting exception they would lose when assessing the fair value of underlying assets under the leases standard and clarify that lessees and lessors are exempt from a certain interim disclosure requirement associated with adopting the new standard. The amendments are effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company did not experience a material effect on its financial statements.

Note 5—Recently Issued Accounting Pronouncements-continued

In April 2019, the FASB issued guidance that clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The amendments related to credit losses are effective for the Company for reporting periods beginning after December 15, 2019. The amendments related to hedging are effective for the Company for interim and annual periods beginning after December 15, 2018. The amendments related to recognition and measurement of financial instruments are effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company did not experience a material effect on its financial statements.

In July 2019, the FASB updated various Topics of the ASC to align the guidance in various SEC sections of the ASC with the requirements of certain SEC final rules. The amendments were effective upon issuance and did not have a material effect on the financial statements.

In November 2019, the FASB issued guidance to defer the effective dates for private companies, not-for-profit organizations, and certain smaller reporting companies applying standards on current expected credit losses (CECL), leases, hedging. The new effective date for CECL will be fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The Company is evaluating the impact that this will have on its financial statements

In November 2019, the FASB issued guidance that addresses issues raised by stakeholders during the implementation of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect a variety of Topics in the Accounting Standards Codification. For entities that have not yet adopted the amendments in ASU 2016-13, the amendments are effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years-all other entities. Early adoption is permitted in any interim period as long as an entity has adopted the amendments in ASU 2016-13. The Company is evaluating the impact that this will have on its financial statements.

In January 2020, the FASB issued guidance to address accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2020, the FASB issued guidance to add and amend SEC paragraphs in the ASC to reflect the issuance of SEC Staff Accounting Bulletin No. 119 related to the new credit losses standard and comments by the SEC staff related to the revised effective date of the new leases standard. The amendments were effective upon issuance.

In March 2020, the FASB issued guidance that makes narrow-scope improvements to various aspects of the financial instrument guidance, including the CECL guidance issued in 2016. The amendments related to conforming amendments: For public business entities, the amendments are effective upon issuance of this final ASU. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020. Early application is permitted. The effective date of the amendments to ASU 2016-01 is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For the amendments related to ASU 2016-13, public business entities that meet the definition of an SEC filer, excluding eligible smaller reporting companies (SRCs) as defined by the SEC, should adopt the amendments in ASU 2016-13 during 2020. All other entities should adopt the amendments in ASU 2016-13 during 2023. Early adoption will continue to be permitted. For entities that have not yet adopted the guidance in ASU 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in ASU 2016-13. For entities that have adopted the guidance in ASU 2016-13, the amendments were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For those entities, the amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to opening retained earnings in the statement of financial position as of the date that an entity adopted the amendments in ASU 2016-13. The Company is evaluating the impact that this will have on its financial statements In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022. The Company does not expect these amendments to have a material effect on its financial statements.

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

Loans Held-for-Sale - The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor, are carried in the Company’s loans held-for-sale portfolio. These loans are fixed rate residential loans that have been originated in the Company’s name and have closed. Virtually all of these loans have commitments to be purchased by investors at a locked in price with the investors on the same day that the loan was locked in with the company’s customers. Therefore, these loans present very little market risk for the Company and are classified as Level 2. The carrying amount of these loans approximates fair value.

Loans - The valuation of loans receivable is estimated using the exit price notion which incorporates factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above.

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

Note 6—Fair Value of Financial Instruments-continued

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$49,376	$49,376	$49,376	$—	$—
Available-for-sale securities	288,881	288,881	11,887	275,345	1,649
Other investments, at cost	2,062	2,062	—	—	2,062
Loans held-for-sale	11,937	11,937	—	11,937	—
Net loans receivable	741,835	717,881	—	—	717,881
Accrued interest	3,369	3,369	3,369	—	—
Financial liabilities:
Non-interest bearing demand	$291,669	$291,669	$—	$291,669	$—
Interest bearing demand deposits and money market accounts	426,332	426,332	—	426,332	—
Savings	102,171	102,171	—	102,171	—
Time deposits	166,473	167,852	—	167,852	—
Total deposits	986,645	986,645	—	986,645	—
Short term borrowings	46,041	46,041	—	46,041	—
Junior subordinated debentures	14,964	12,166	—	12,166	—
Accrued interest payable	1,001	1,001	1,001	—	—

Note 6—Fair Value of Financial Instruments-continued

	December 31, 2019
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$47,692	$47,692	$47,692	$—	$—
Available-for-sale securities	286,800	286,800	23,632	261,361	1,807
Other investments, at cost	1,992	1,992	—	—	1,992
Loans held-for-sale	11,155	11,155	—	11,155	—
Net loans receivable	730,401	728,745	—	—	728,745
Accrued interest	3,481	3,481	3,481	—	—
Financial liabilities:
Non-interest bearing demand	$289,829	$289,829	$—	$289,829	$—
Interest bearing demand deposits and money market accounts	423,256	423,256	—	423,256	—
Savings	104,456	104,456	—	104,456	—
Time deposits	170,660	171,558	—	171,558	—
Total deposits	988,201	989,099	—	989,099	—
Federal Home Loan Bank advances	211	211	—	211	—
Short term borrowings	33,296	33,296	—	33,296	—
Junior subordinated debentures	14,964	13,161	—	13,161	—
Accrued interest payable	1,033	1,033	1,033	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2020 and December 31, 2019 that are measured on a recurring basis. There were no liabilities carried at fair value as of March 31, 2020 or December 31, 2019 that are measured on a recurring basis.

(Dollars in thousands)

Description	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
US treasury securities	$3,534	$—	$3,534	$—
Government sponsored enterprises	1,015	—	1,015	—
Mortgage-backed securities	180,830	—	179,181	1,649
Small Business Administration pools	41,727	—	41,727	—
State and local government	61,756	11,882	49,874	—
Corporate and other securities	19	9	10	—
	288,881	11,891	275,341	1,649
Loans held-for-sale	11,937	—	11,937	—
Total	$300,818	$11,891	$287,278	$1,649

Note 6—Fair Value of Financial Instruments-continued

(Dollars in thousands)

Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
US treasury securities	$7,203	$—	$7,203	$—
Government sponsored enterprises	1,001	—	1,001	—
Mortgage-backed securities	183,586	18,435	163,344	1,807
Small Business Administration securities	45,343	—	45,343	—
State and local government	49,648	5,188	44,460	—
Corporate and other securities	19	9	10	—
	286,800	23,632	261,361	1,807
Loans held-for-sale	11,155	—	11,155	—
Total	$297,955	$23,632	$272,516	$1,807

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2020 and December 31, 2019 that are measured on a non-recurring basis. There were no Level 3 financial instruments for the three months ended March 31, 2020 and March 31, 2019 measured on a recurring basis.

(Dollars in thousands)
Description	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	340	—	—	340
Mortgage-commercial	2,961	—	—	2,961
Consumer:
Home equity	68	—	—	68
Other	—	—	—	—
Total impaired	3,369	—	—	3,369
Other real estate owned:
Construction	826	—	—	826
Mortgage-residential	655	—	—	655
Total other real estate owned	1,481	—	—	1,481
Total	$4,850	$—	$—	$4,850

Note 6—Fair Value of Financial Instruments-continued

(Dollars in thousands)
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$400	$—	$—	$400
Real estate:
Mortgage-residential	392	—	—	392
Mortgage-commercial	3,129	—	—	3,129
Consumer:
Home equity	70	—	—	70
Other	—	—	—	—
Total impaired	3,991	—	—	3,991
Other real estate owned:
Construction	826	—	—	826
Mortgage-residential	584	—	—	584
Total other real estate owned	1,410	—	—	1,410
Total	$5,401	$—	$—	$5,401

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $3.4 million and $4.0 million as of March 31, 2020 and December 31, 2019, respectively.

Note 6—Fair Value of Financial Instruments-continued

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of March 31, 2020	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$ 1,481	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$ 3,369	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2019	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$ 1,410	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Impaired loans	$ 3,991	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Non-interest bearing demand deposits	$291,669	$289,829
Interest bearing demand deposits and money market accounts	426,332	423,256
Savings	102,171	104,456
Time deposits	166,473	170,660
Total deposits	$986,645	$988,201

As of March 31, 2020 and December 31, 2019, the Company had time deposits greater than $250,000 of $30.9 million and $32.2 million, respectively.

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

•

Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from the Bank.

The following tables present selected financial information for the Company’s reportable business segments for the three months ended March 31, 2020 and March 31, 2019.

Three months ended March 31, 2020	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$10,404	$300	$—	$1,068	$(1,062)	$10,710
Interest expense	1,125	—	—	168	—	1,293
Net interest income	$9,279	$300	$—	$900	$(1,062)	$9,417
Provision for loan losses	1,075	—	—	—	—	1,075
Noninterest income	1,312	982	634	—	—	2,928
Noninterest expense	7,495	963	468	112	—	9,038
Net income before taxes	$2,021	$319	$166	$788	$(1,062)	$2,232

Income tax provision (benefit)	497	—	—	(59)	—	438
Net income	$1,524	$319	$166	$847	$(1,062)	$1,794

Three months ended March 31, 2019	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$10,131	$237	$—	$1,017	$(1,011)	$10,374
Interest expense	1,156	—	—	198	—	1,354
Net interest income	$8,975	$237	$—	$819	$(1,011)	$9,020
Provision for loan losses	105	—	—	—	—	105
Noninterest income	1,227	844	438	—	—	2,509
Noninterest expense	7,024	804	415	80	—	8,323
Net income before taxes	$3,073	$277	$23	$739	$(1,011)	$3,101

Income tax provision (benefit)	685	—	—	(79)	—	606
Net income	$2,388	$277	$23	$818	$(1,011)	$2,495
30

Note 8—Reportable Segments-continued

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of March 31, 2020	$1,156,598	$27,990	$4	$132,987	$(132,272)	$1,185,307

Total Assets as of December 31, 2019	$1,143,934	$25,673	$2	$132,890	$(132,220)	$1,170,279

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of March 31, 2019	$1,076,190	$20,486	$7	$130,121	$(129,408)	$1,097,396

Total Assets as of December 31, 2018	$1,074,838	$16,078	$9	$129,992	$(129,322)	$1,091,595

Note 9—Leases

During the period ended March 31, 2020 and March 31, 2019, the Company made cash payments for operating leases in the amount of $72.6 thousand and $48.9 thousand, respectively. The lease expense recognized during this period amounted to $80.8 thousand and $58.3 thousand at March 31, 2020 and March 31, 2019, respectively. The lease liability was reduced by $37.1 thousand and $17.2 thousand at March 31, 2020 and March 31, 2019, respectively. At March 31, 2020 and March 31, 2019, the weighted average lease term was 16.3 years and 18.92 years, respectively and the weighted average discount rate for both years was 4.4%. The following table is a maturity analysis of the operating lease liabilities.

(Dollars in thousands)		Liability
Year	Cash	Lease Expense	Reduction
2020	$220	$105	$115
2021	298	133	165
2022	303	126	177
2023	309	118	191
2024	282	110	172
Thereafter	3,199	789	2,409
Total	$4,611	$1,381	$3,229

Note 10—Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to our unaudited consolidated financial statements as of March 31, 2020 .

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020 and the following:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected including, but not limited to, due to the negative impacts and disruptions resulting from the recent outbreak of the novel coronavirus, or COVID-19, on the economies and communities we serve, which may have an adverse impact on our business, operations, and performance, and could have a negative impact on our credit portfolio, share price, borrowers, and on the economy as a whole both domestically and globally;
•	changes in legislation, regulation, policies or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the Coronavirus Aid, Relief, and Economic Security Act, or the “CARES Act”
•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, write-down assets, or take other actions;
•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including, but not limited to, the CARES Act;
•	risks associated with our participation in the Paycheck Protection Program, otherwise the PPP, established by the CARES Act, including but not limited to, potential litigation from borrowers of the PPP loans and the failure of the borrower to qualify for loan forgiveness, which would subject us to the risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
32

•	changes in access to funding or increased regulatory requirements with regard to funding;
•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies;
•	changes in accounting standards, policies, estimates, practices or guidelines;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including the potential effects of the COVID-19 pandemic on trade, including supply chains and export levels, travel, employee activity and other economic activities), war or terrorist activities, essential utility outages or trade disputes and related tariffs;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A of this Quarterly Report on Form 10-Q, and from time to time in our other filings with the SEC.

Because of these and other risks and uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q. In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

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

Overview

The following discussion describes our results of operations for the three months ended March 31, 2020 as compared to the three-month period ended March 31, 2019 and analyzes our financial condition as of March 31, 2020 as compared to December 31, 2019. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” or similar references mean First Community Corporation and its subsidiaries.

Recent Events – COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in our markets. In response to the COVID-19 pandemic, the governments of the states in which we have retail offices, and of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.

While our business has been designated an essential business, which allows us to continue to serve our customers, we serve many customers that have been deemed, or who are employed by businesses that have been deemed, to be non-essential. And many of our customers that have been categorized to date as essential businesses, or who are employed by businesses that have been categorized as essential businesses, have been adversely affected by the COVID-19 pandemic.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The COVID-19 pandemic has begun to have an impact on our business and operations. We have a business continuity plan that covers a variety of potential impacts to business operations. These plans are periodically reviewed and tested and have been designed to protect the ongoing viability of bank operations in the event of a disruption such as a pandemic. Beginning in early March 2020, we activated our pandemic preparedness plan and began to roll it out in phases related to the COVID-19 pandemic.

Following recommendations from the Centers for Disease Control and Prevention and the South Carolina Department of Health and Environmental Control, we implemented enhanced cleaning of bank facilities and provided guidance to employees and customers on best practices to minimize the spread of the virus. As part of our efforts to exercise social distancing, we modified our delivery channels with a shift to drive thru only service at the banking offices supplemented by appointments for service in the office lobbies. The number of branch transactions for March and through mid-April (as of April 15th) 2020 decreased 13.6% compared to the same period in 2019. We have encouraged the use of online and mobile channels and have seen the number of online banking users increase, as well as the dollar volume of bill payment, Zelle, and mobile deposit transactions trend higher. To support the health and well-being of our employees, on any given day, approximately 40% of our workforce is working from home. We have enhanced our remote work capabilities by providing additional laptops and various audio and video meeting technologies. Communication channels for employees and customers were created to provide periodic updates during this rapidly changing environment. These are still in place and in use.

We are focused on servicing the financial needs of our commercial and consumer customers with flexible loan payment arrangements, including short-term loan modifications or forbearance payments and reducing or waiving certain fees on deposit accounts. Future governmental actions may require these and other types of customer-related responses.

Our asset quality metrics as of March 31, 2020 remained sound.  The non-performing asset ratio was 0.29% of total assets with the nominal level of $3.4 million in non-performing assets.  Loans past due 30 days or more represented only 0.11% of the loan portfolio.  The ratio of classified loans plus OREO has declined further to 4.88% of total bank regulatory capital.  During the first quarter, the Bank experienced net loan recoveries of $8 thousand and net overdraft charge-offs of $16 thousand. However, the impact of the COVID-19 pandemic is serious and is being felt by our customers and our communities.  The ultimate impacts of this unique and evolving situation on our customers and our asset quality are too challenging to predict.  Stay-at-home orders were implemented in our markets causing many businesses to close or significantly reduce their normal operations.  While there has been some recent relaxing of these restrictions in some of our markets, the timing of the return to normal is unknown.  Our focus is on serving our many local business and individual customers at this time of great need and uncertainty.

We have proactively offered payment deferrals for up to 90 days to our loan customers.  As of March 31, 2020, we granted 183 deferral requests totaling $118.3 million of our loan portfolio related to the COVID-19 pandemic. As of May 4, 2020, we have granted 383 deferrals totaling approximately $202.4 million of our loan portfolio. Some of these deferments were to businesses that have temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash.  We proactively offered deferrals to our customers regardless of the impact of the pandemic on their business or personal finances.

We are also a small business administration approved lender and have begun processing customer applications under the PPP, established under the CARES Act. As of May 6, 2020, we have funded 545 PPP loans totaling $42.7 million.

At March 31, 2020, our non-performing assets were not yet materially impacted by the economic pressures of the COVID-19 pandemic. However, as we closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our customers, we evaluated and identified our exposure to certain industry segments most impacted by the COVID-19 pandemic as of March 31, 2020:

Industry Segments	Outstanding	% of Loan	Ave. Loan	Ave. Loan to
(Dollars in millions)	Loan Balance	Portfolio	Size	Value

Hotels	$26.8	3.6%	$1.9	67%
Restaurants	$17.6	2.4%	$0.6	64%
Assisted Living	$9.2	1.2%	$1.8	50%
Retail	$75.5	10.1%	$0.6	62%

We are monitoring the impact of the COVID-19 pandemic on the operations and value of our investments. We mark to market our publicly traded investments and review our investment portfolio for impairment at, a minimum, quarterly. We do not consider any securities in our investment portfolio to be other-than-temporarily impaired at March 31, 2020. However, because of changing economic and market conditions affecting issuers, we may be required to recognize future impairments on the securities we hold as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

Our capital remained strong and exceeded the well-capitalized regulatory requirements at March 31, 2020.  Total shareholders’ equity increased $4.4 million or 3.7% to $124.6 million at March 31, 2020 from $120.2 million at December 31, 2019.  In 2018, the Federal Reserve increased the asset size to qualify as a small bank holding company.  As a result of this change, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise.  The bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets.  These requirements are essentially the same as those that applied to the Company prior to the change in the definition of a small bank holding company.  Each of the regulatory capital ratios for the Bank exceeds the well capitalized minimum levels currently required by regulatory statute at March 31, 2020 and December 31, 2019. Refer to Capital and Liquidity section for more details.

Dollars in thousands		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
March 31, 2020
Leverage Ratio	9.91%	5.00%	4.00%	$56,619	$68,157
Common Equity Tier 1 Capital Ratio	13.35%	6.50%	4.50%	58,671	75,790
Tier 1 Capital Ratio	13.35%	8.00%	6.00%	45,831	62,951
Total Capital Ratio	14.25%	10.00%	8.00%	36,406	53,525
December 31, 2019
Leverage Ratio	9.97%	5.00%	4.00%	$56,197	$67,508
Common Equity Tier 1 Capital Ratio	13.47%	6.50%	4.50%	58,345	75,086
Tier 1 Capital Ratio	13.47%	8.00%	6.00%	45,789	62,530
Total Capital Ratio	14.26%	10.00%	8.00%	35,675	52,416

Based on our strong capital, conservative underwriting, and internal stress testing, we expect to remain well capitalized throughout the COVID-19 pandemic. However, the Bank’s reported and regulatory capital ratios could be adversely impacted by future credit losses related to the COVID-19 pandemic. We recognize that we face extraordinary circumstances, and we intend to monitor developments and potential impacts on our capital.

We believe that we have ample liquidity to meet the needs of our customers and to manage through the COVID-19 pandemic through our low cost deposits; our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks; and our ability to obtain advances secured by certain securities and loans from the Federal Home Loan Bank.  Furthermore, we are eligible to participate in the PPPLF to fund PPP loans, if needed.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2020 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 13, 2020.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations. A brief discussion of each of these areas appears in our 2019 Annual Report on Form 10-K. During the first three months of 2020, we did not significantly alter the manner in which we applied our Critical Accounting Policies or developed related assumptions and estimates.

Allowance for Loan Losses

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

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

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of CECL; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require for certain banking organizations that are subject to stress testing, the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle.

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

If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Management has determined that the Company has four reporting units.

In January 2017, the FASB issued ASU No. 2017-04, which simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC Topic 350 and eliminating Step 2 from the goodwill impairment test. This guidance was effective for us as of January 1, 2020.

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

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write-downs of OREO properties, write-downs on premises held-for-sale, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At March 31, 2020 and December 31, 2019, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Net Income

Our net income for the three months ended March 31, 2020 was $1.8 million, or $0.24 diluted earnings per common share, as compared to $2.5 million, or $0.32 diluted earnings per common share, for the three months ended March 31, 2019. The decrease in net income between the two periods is primarily due to increases in provision for loan losses expense of $970 thousand and non-interest expense of $715 thousand partially offset by an increase in net interest income of $397 thousand, an increase in non-interest income of $419 thousand, and a decrease in income tax expense of $168 thousand. The increase in provision for loan losses is primarily related to an increase in the qualitative factors in the company’s allowance for loan losses methodology related to the economic uncertainties caused by the COVID-19 pandemic. The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $483 thousand and increased marketing and public relations expense of $179 thousand. The increase in net interest income results from an increase of $83.8 million in average earning assets partially offset by a 16 basis point decline in the net interest margin between the two periods.  The increase in non-interest income is primarily related to an increase in mortgage banking income of $138 thousand and an increase in investment advisory fees and non-deposit commissions of $196 thousand. Our effective tax rate was 19.62% during the first quarter of 2020 compared to 19.54% during the first quarter of 2019.

Net Interest Income

Please refer to the table at the end of this Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the average yields on assets and average rates on interest-bearing liabilities during the three-month periods ended March 31, 2020 and 2019, along with average balances and the related interest income and interest expense amounts.

Net interest income increased $397 thousand or 4.4% to $9.4 million for the three months ended March 31, 2020 from $9.0 million for the three months ended March 31, 2019. Our net interest margin declined by 16 basis points to 3.52% during the first quarter of 2020 from 3.68% during the first quarter of 2019. Our net interest margin, on a taxable equivalent basis, was 3.55% for the first quarter of 2020 compared to 3.73% for the first quarter of 2019. Average earning assets increased $83.8 million, or 8.4%, to $1.077 billion for the quarter ended March 31, 2020 as compared to $993.5 million in the same period of 2019. The increase in net interest income was primarily due to a higher level of average earning assets partially offset by lower net interest margin. The decline in net interest margin was primarily due to the Federal Reserve reducing the target range of the federal funds rate three times totaling 75 basis points in reductions during 2019 and two times totaling 150 basis points in reductions during the first quarter of 2020. Lower market rates, a flat-to-inverted yield curve, the competitive loan pricing environment, and the COVID-19 pandemic put downward pressure on our net interest margin during the first quarter of 2020.

Average loans increased $29.6 million, or 4.1%, to $753.7 million for the first three months of 2020 from $724.1 million for the first three months of 2019. Average loans represented 70.0% of average earning assets during the first quarter of 2020 compared to 72.9% of average earning assets during the first quarter of 2019. The decline in average loans as a percentage of average earning assets was primarily due to increases in deposits of $60.6 million and securities sold under agreements to repurchase of $23.4 million. The growth in our deposits and securities sold under agreements to repurchase was higher than the growth in our loans, which resulted in the excess funds being deployed in our securities portfolio and other short-term investments and to reduce Federal Home Loan Bank advances. The yield on loans declined 11 basis points to 4.71% in the first quarter of 2020 from 4.82% in the first quarter of 2019. Average securities and average other short-term investments for the three months ended March 31, 2020 increased $34.4 million and $19.8 million, respectively, from the prior year period. The yield on our securities portfolio declined to 2.42% for the three months ended March 31, 2020 from 2.67% for the same period in 2019; the yield on our other short-term investments declined to 1.70% for the three months ended March 31, 2020 from 2.53% for the same period in 2019. These declines were primarily related to the Federal Reserve reducing the target range of the federal funds as described above. The yield on earning assets for the three months ended March 31, 2020 and 2019 was 4.00% and 4.23%, respectively. The cost of interest-bearing liabilities was at 69 basis points in the first quarter 2020 compared to 76 basis points in the first quarter of 2019. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits and money market accounts). These accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. In the first quarter of 2020, these deposits averaged 82.5% of total deposits as compared to 80.2% in the same period of 2019.

Provision and Allowance for Loan Losses

We account for our allowance for loan losses under the incurred loss model. As mentioned above, the CECL model will become effective for us on January 1, 2023. At March 31, 2020, the allowance for loan losses was $7.7 million, or 1.03% of total loans (excluding loans held-for-sale), compared to $6.6 million, or 0.90% of total loans (excluding loans held-for-sale) at December 31, 2019 and $6.4 million, or 0.88% of total loans (excluding loans held-for-sale) at March 31, 2019. The increase in the allowance for loan losses is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to the economic uncertainties caused by the COVID-19 pandemic.

Loans that were acquired in the acquisition of Cornerstone Bancorp, otherwise referred to herein as Cornerstone, in 2017 as well as in the acquisition of Savannah River Financial Corp., otherwise referred to herein as Savannah River, in 2014 are accounted for under FASB ASC 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At March 31, 2020 and December 31, 2019, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $429 thousand and $534 thousand, respectively. Our provision for loan losses was $1.075 million and $105 thousand for the three months ended March 31, 2020 and 2019, respectively. The increase in the provision for loan losses is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to the economic uncertainties caused by the COVID-19 pandemic.

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider qualitative factors such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. During the first quarter of 2020, we added a new qualitative factor related to the economic uncertainties caused by the COVID-19 pandemic. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the uncertainty related to the COVID-19 pandemic.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 0.54%, 0.11% and 0.01%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. The U.S. economy had been in an extended period of recovery leading up to the COVID-19 pandemic. The ultimate impact of the COVID-19 pandemic and the related stimulus programs is not yet determinable. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, our net charge-offs have experienced a modest net recovery. We currently believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle. However, the COVID-19 pandemic and the government and economic responses thereto may materially affect the risk within our loan portfolios.

We have a significant portion of our loan portfolio with real estate as the underlying collateral. At March 31, 2020 and December 31, 2019, approximately 91.9% and 91.6%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

Non-performing assets were $3.4 million (0.29% of total assets) at March 31, 2020 as compared to $3.7 million (0.32% of total assets) at December 31, 2019. While we believe the non-performing assets to total assets ratios are favorable in comparison to current industry results (both nationally and locally), we continue to monitor the potential impact of the COVID-19 pandemic on our customer base of local businesses and professionals. There were 27 loans totaling $1.9 million (0.25% of total loans) included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at March 31, 2020. The largest loan included in non-accrual status is in the amount of $629 thousand and is secured by commercial non-owner occupied real estate located in Aiken, South Carolina. The average balance of the remaining 26 loans is approximately $49 thousand with a range between $0 and $300 thousand, and the majority of these loans are secured by first mortgage liens. Furthermore, we had $1.6 million in accruing trouble debt restructurings, or TDRs, at March 31, 2020 compared to $1.7 million at December 31, 2019. We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. Nonaccrual loans and accruing trouble debt restructurings are considered impaired. At March 31, 2020, we had 32 impaired loans totaling $3.4 million compared to 33 impaired loans totaling $4.0 million at December 31, 2019. These loans were measured for impairment under the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. At March 31, 2020, we had loans totaling $671 thousand that were delinquent 30 days to 89 days representing 0.09% of total loans compared to $476 thousand or 0.06% of total loans at December 31, 2019.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. As of March 31, 2020, we received 183 deferral requests totaling $118.3 million of our loan portfolio related to the COVID-19 pandemic. As of May 4, 2020, we have granted 383 deferrals totaling approximately $202.4 million of our loan portfolio. Some of these deferments were to businesses that have temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash.  We proactively offered deferrals to our customers regardless of the impact of the pandemic on their business or personal finances. Given the on-going and uncertain impact of the COVID-19 pandemic, we will continue to monitor our loan portfolio for potential risks.

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Average loans outstanding (including loans held-for-sale)	$753,659	$724,059
Loans outstanding at period end (excluding loans held-for-sale)	$749,529	$718,420
Non-performing assets:
Nonaccrual loans	$1,739	$2,641
Loans 90 days past due still accruing	168	22
Foreclosed real estate	1,481	1,460
Repossessed-other	—	—
Total non-performing assets	$3,388	$4,123

Beginning balance of allowance	$6,627	$6,263
Loans charged-off:
Commercial	—	2
Real Estate - Construction	—	—
Real Estate Mortgage - Residential	—	—
Real Estate Mortgage - Commercial	—	—
Consumer - Home Equity	—	1
Consumer - Other	23	30
Total loans charged-off	23	33
Recoveries:
Commercial	—	—
Real Estate - Construction	—	—
Real Estate Mortgage - Residential	—	—
Real Estate Mortgage - Commercial	6	10
Consumer - Home Equity	1	—
Consumer - Other	8	9
Total recoveries	15	19
Net loan charge offs (recoveries)	8	14
Provision for loan losses	1,075	105
Balance at period end	$7,694	$6,354

Net charge offs (recoveries) to average loans (annualized)	0.00%	0.01%
Allowance as percent of total loans	1.03%	0.88%
Non-performing assets as % of total assets	0.29%	0.38%
Allowance as % of non-performing loans	403.5%	238.6%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	March 31, 2020		December 31, 2019
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$489	7.0%	$427	7.3%
Real Estate – Construction	148	2.1%	111	1.9%
Real Estate Mortgage:
Residential	440	6.3%	367	6.3%
Commercial	5,531	79.0%	4,602	78.7%
Consumer:
Home Equity	277	4.0%	240	4.1%
Other	112	1.6%	97	1.7%
Unallocated	697	N/A	783	N/A
Total	$7,694	100.0%	$6,627	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first quarter of 2020 was $2.9 million as compared to $2.5 million during the same period in 2019. Deposit service charges decreased $12 thousand during the first quarter of 2020 as compared to the same period in 2019. Mortgage banking income increased by $138 thousand from $844 thousand in the first quarter of 2019 to $982 thousand in the first quarter of 2020. Mortgage production in the first quarter of 2020 was $35.3 million as compared to $25.8 million in the same period of 2019. With the decline in mortgage interest rates, refinance activity increased during the first quarter of 2020 and represented 44.7% of production. Mortgage activity increased significantly during the month of March 2020 and represented 45.6% of the production and 48.0% of the fees during the first quarter of 2020. However, the gain on sale margin was negatively impacted by some loans, which were not saleable due to disruptions in the mortgage market during the first quarter of 2020. Investment advisory fees increased $196 thousand to $634 thousand during the first quarter of 2020 from $438 thousand during the first quarter of 2019. Total assets under management amounted to $320 million at March 31, 2020 as compared to $330 million at March 31, 2019. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions. Gain on sale of securities was $0 during the first quarter of 2020 compared to a loss on sale of securities of $29 thousand during the first quarter of 2019.

Non-interest income, other increased $62 thousand in the first quarter of 2020 as compared to the same period in 2019 primarily due to higher ATM debit card income.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Three months ended March 31,
	2020	2019
ATM debit card income	$512	$462
Income on bank owned life insurance	196	196
Rental income	66	70
Loan late charges	25	26
Safe deposit fees	15	15
Wire transfer fees	20	18
Other	73	58
Total	$907	$845

Non-interest expense increased $715 thousand in the first quarter of 2020 to $9.0 million as compared to $8.3 million in the first quarter of 2019. Salary and benefit expense increased $483 thousand from $5.2 million in the first quarter of 2019 to $5.7 million in the first quarter of 2020. This increase is primarily a result of the normal salary adjustments, as well as the opening of our full-service de novo office in Evans, Georgia, a suburb of Augusta in Columbia County, Georgia in June 2019. We had 242 full time equivalent employees at March 31, 2020 compared to 230 at March 31, 2019. Marketing and public relations expense increased $179 thousand in the first quarter of 2020 as compared to the same period of 2019. The timing of our planned media campaigns in 2020, which is a presidential election year, impacts the recognition of marketing expense, and it is expected that the overall 2020 annual media cost will not vary substantially from the annual cost incurred in 2019.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Three months ended
	March 31,
	2020	2019
Data processing	$777	$616
Supplies	36	46
Telephone	81	105
Courier	42	38
Correspondent services	66	57
Insurance	78	57
Postage	12	11
Legal and professional fees	255	231
Director fees	82	87
Shareholder expense	39	39
Dues	37	35
Subscriptions	39	48
Loan closing costs/fees	70	81
Other	274	251
	$1,888	$1,702

Income Tax Expense

Our effective tax rate was 19.6% and 19.5% in the first quarter of 2020 and 2019, respectively. The effective rate in 2020 and 2019 is impacted by the passing of the Tax Cut and Jobs Act on December 22, 2017. The federal tax rate prior to this change was 34%, and beginning January 1, 2018, the rate was lowered to 21%.

Financial Position

Assets totaled $1.2 billion at March 31, 2020 and at December 31, 2019. Loans (excluding loans held-for-sale) increased $12.5 million to $749.5 million at March 31, 2020 from $737.0 million at December 31, 2019. Total loan production was $33.5 million during the first quarter of 2020. The ratio of loan growth to loan production was 37.3% during the first quarter of 2020. The loan-to-deposit ratio (including loans held for sale) at March 31, 2020 and December 31, 2019 was 77.2% and 75.7%, respectively. Investment securities increased to $290.9 million at March 31, 2020 from $288.8 million at December 31, 2019. Other short-term investments declined to $25.6 million at March 31, 2020 from $32.7 million at December 31, 2019.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(Dollars in thousands)	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial, financial & agricultural	$50,313	6.7%	$51,805	7.0%
Real estate:
Construction	83,547	11.1%	73,512	10.0%
Mortgage – residential	46,471	6.2%	45,357	6.2%
Mortgage – commercial	530,180	70.8%	527,447	71.5%
Consumer:
Home Equity	28,641	3.8%	28,891	3.9%
Other	10,377	1.4%	10,016	1.4%
Total gross loans	749,529	100.0%	737,028	100.0%
Allowance for loan losses	(7,694)		(6,627)
Total net loans	$741,835		$730,401

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

Deposits decreased $1.6 million to $986.6 million at March 31, 2020 as compared to $988.2 million at December 31, 2019.  Our pure deposits, which are defined as total deposits less certificates of deposits, increased $2.7 million, or 0.3% to $850.0 million at March 31, 2020 from $847.3 million at December 31, 2019.  We had no brokered deposits and no listing services deposits at March 31, 2020.  Our securities sold under agreements to repurchase, which are related to our customer cash management accounts, increased $12.7 million or 38.3%, to $46.0 million at March 31, 2020 from $33.3 million at December 31, 2019.  This increase was due to the seasonality of one large relationship. Historically, we typically experience a short term decrease in deposits in the first quarter of each year due to our business customers withdrawing funds primarily for bonuses and taxes. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds.

Total shareholders’ equity increased $4.4 million or 3.7% to $124.6 million at March 31, 2020 from $120.2 million at December 31, 2019.  The increase in shareholders’ equity is primarily due to an increase in retention of earnings less dividends paid of $0.9 million and an increase in accumulated other comprehensive income of $3.4 million.  The increase in accumulated other comprehensive income was due to a reduction in market interest rates, which resulted in an increase in the net unrealized gains in our investment securities portfolio. We announced during the third quarter of 2019 the approval of a new share repurchase plan, which was the second share repurchase plan announced during 2019, of up to 200,000 shares of our outstanding common stock.  No share repurchases have been made under this new share repurchase plan.  This approved share repurchase plan provides us with some flexibility in managing our capital going forward.

Market Risk Management

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at March 31, 2020 and December 31, 2019 over the subsequent 12 months. At March 31, 2020 and December 31, 2019, we were slightly liability sensitive over the first three month period and over the balance of a 12-month period are asset sensitive on a cumulative basis. As a result, our modeling reflects modest decline in our net interest income in a rising rate environment over the first 12 months. This negative impact of rising rates reverses and net interest income is favorably impacted over a 24-month period. In a declining rate environment, the model reflects a decline in net interest income. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	March 31, 2020	December 31, 2019
+200bp	-2.76%	-2.30%
+100bp	-1.03%	-1.09%
Flat	—	—
-100bp	-0.98%	-1.88%
-200bp	-1.03%	-5.08%

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At March 31, 2020 and December 31, 2019, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 11.67% and 5.85%, respectively. The PVE exposure in a down 100 basis point decrease was estimated to be (13.64)% at March 31, 2020 compared to (7.68)% at December 31, 2019.

Liquidity and Capital Resources

Liquidity management involves monitoring sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents our ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase. The Bank is a member of the FHLB and has the ability to obtain advances for various periods of time. These advances are secured by eligible securities pledged by the Bank or assignment of eligible loans within the Bank’s portfolio.

As of March 31, 2020, we have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic. We had no brokered deposits and no listing services deposits at March 31, 2020. We believe that we have ample liquidity to meet the needs of our customers and to manage through the COVID-19 pandemic through our low cost deposits; our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks; and our ability to obtain advances secured by certain securities and loans from the Federal Home Loan Bank.  Furthermore, we are approved to participate in the PPPLF to fund PPP loans if needed.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2020, we had issued commitments to extend unused credit of $132.0 million, including $40.2 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2019, we had issued commitments to extend unused credit of $135.7 million, including $39.8 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.   Shareholders’ equity was 10.5% of total assets at March 31, 2020 and 10.3% at December 31, 2019. The Bank maintains federal funds purchased lines in the total amount of $25.0 million with two financial institutions, although these were not utilized at March 31, 2020; and $10 million through the Federal Reserve Discount Window. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. Furthermore, we are eligible to participate in the PPPLF to fund PPP loans if needed. We regularly review our liquidity position and have implemented internal policies establishing guidelines for sources of asset-based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources.

Although uncertain, we may encounter stress on liquidity management as a direct result of the COVID-19 pandemic and the Bank’s participation in the PPP as a participating lender. As customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit. As of May 6, 2020, we have funded 545 PPP loans totaling $42.7 million. The Federal Reserve has provided a lending facility, the PPPLF, that will allow us to obtain funding specifically for loans that we make under the PPP, which will allow us to retain existing sources of liquidity for our traditional operations. PPP loans will be pledged as collateral on any of the Bank’s borrowings under the Federal Reserve’s PPPLF lending facility. Currently, the Bank has sufficient liquidity to fund PPP loans without accessing the PPPLF. However, the Bank has the option to use the PPPLF if needed.

Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to Basel III, impose minimum capital requirements for bank holding companies and banks. In 2018, the Federal Reserve increased the asset size to qualify as a small bank holding company. As a result of this change, we generally are not subject to the Federal Reserve capital requirements unless advised otherwise. The Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. These requirements are essentially the same as those that applied to us prior to the change in the definition of a small bank holding company.

Specifically, the Bank is required to maintain he following minimum capital requirements:

•	a Common Equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6%;

•	a total risk-based capital ratio of 8%; and

•	a leverage ratio of 4%.

Under the final Basel III rules, Tier 1 capital was redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities (as discussed below). Tier 2 capital generally includes the allowance for loan losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. Cumulative perpetual preferred stock is included only in Tier 2 capital, except that the Basel III rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in Common Equity Tier 1 capital), subject to certain restrictions. AOCI is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, retained our pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The 2.5% capital conservation buffer was phased in incrementally over time, and became fully effective for us on January 1, 2019, resulting in the following effective minimum capital plus capital conservation buffer ratios: (i) a Common Equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%.

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules, discussed below, and, if applicable, is considered to have met the “well capitalized” capital ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III rules and file the appropriate regulatory reports. We did not elect to use the community bank leverage ratio framework but may make such an election in the future.

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of March 31, 2020, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

Dollars in thousands		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
March 31, 2020
Leverage Ratio	9.91%	5.00%	4.00%	$56,619	$68,157
Common Equity Tier 1 Capital Ratio	13.35%	6.50%	4.50%	58,671	75,790
Tier 1 Capital Ratio	13.35%	8.00%	6.00%	45,831	62,951
Total Capital Ratio	14.25%	10.00%	8.00%	36,406	53,525
December 31, 2019
Leverage Ratio	9.97%	5.00%	4.00%	$56,197	$67,508
Common Equity Tier 1 Capital Ratio	13.47%	6.50%	4.50%	58,345	75,086
Tier 1 Capital Ratio	13.47%	8.00%	6.00%	45,789	62,530
Total Capital Ratio	14.26%	10.00%	8.00%	35,675	52,416

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.91%, 13.35% and 14.25%, respectively, at March 31, 2020 as compared to 9.97%, 13.47%, and 14.26%, respectively, at December 31, 2019. The Bank’s Common Equity Tier 1 ratio at March 31, 2020 was 13.35% and at December 31, 2019 was 13.47%. Under the Basel III rules, we anticipate that the Bank will remain a well capitalized institution for at least the next 12 months.   Furthermore, based on our strong capital, conservative underwriting, and internal stress testing, we expect to remain well capitalized throughout the COVID-19 pandemic. However, the Bank’s reported and regulatory capital ratios could be adversely impacted by future credit losses related to the COVID-19 pandemic. We recognize that we face extraordinary circumstances, and we intend to monitor developments and potential impacts on our capital.

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the first quarter of 2020 of $0.12 per common share.  This dividend is payable on May 18, 2020 to shareholders of record of our common stock as of May 4, 2020.

We announced during the third quarter of 2019 the approval of a new share repurchase plan, which was the second share repurchase plan announced during 2019, of up to 200,000 shares of our outstanding common stock.  No share repurchases have been made under this new share repurchase plan.  This approved share repurchase plan provides us with some flexibility in managing our capital going forward.

As we are a legal entity separate and distinct from the Bank and do not conduct stand-alone operations, our ability to pay dividends depends on the ability of the Bank to pay dividends to us, which is also subject to regulatory restrictions. As a South Carolina-chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the South Carolina Board of Financial Institutions, the Bank is generally permitted under South Carolina State banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

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

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$753,659	$8,827	4.71%	$724,059	$8,609	4.82%
Securities	286,332	1,726	2.42%	251,920	1,656	2.67%
Other short-term investments	37,251	157	1.70%	17,480	109	2.53%
Total earning assets	1,077,242	10,710	4.00%	993,459	10,374	4.23%
Cash and due from banks	15,032			13,359
Premises and equipment	35,002			35,524
Goodwill and other intangibles	16,063			16,576
Other assets	39,691			36,713
Allowance for loan losses	(6,680)			(6,313)
Total assets	$1,176,350			$1,089,318
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	216,198	103	0.19%	194,401	149	0.31%
Money market accounts	198,292	350	0.71%	179,376	341	0.77%
Savings deposits	103,776	29	0.11%	107,921	35	0.13%
Time deposits	169,397	537	1.27%	180,152	476	1.07%
Other borrowings	70,332	274	1.57%	56,604	353	2.53%
Total interest-bearing liabilities	757,995	1,293	0.69%	718,454	1,354	0.76%
Demand deposits	281,714			246,890
Other liabilities	13,178			10,190
Shareholders’ equity	123,463			113,784
Total liabilities and shareholders’ equity	$1,176,350			$1,089,318

Cost of deposits, including demand deposits			0.42%			0.45%
Cost of funds, including demand deposits			0.50%			0.57%
Net interest spread			3.31%			3.47%
Net interest income/margin		$9,417	3.52%		$9,020	3.68%
Net interest income/margin (taxable equivalent)		$9,495	3.55%		$9,134	3.73%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -

OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against us which, if determined adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Forward-Looking Statements” set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

We are providing this additional risk factor to supplement the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has adversely affected our business, financial condition and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have retail offices, and of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.

The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operation. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

•	employees contracting COVID-19;
•	reductions in our operating effectiveness as our employees work from home;
•	a work stoppage, forced quarantine, or other interruption of our business;
•	unavailability of key personnel necessary to conduct our business activities;
•	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•	sustained closures of our branch lobbies or the offices of our customers;
•	declines in demand for loans and other banking services and products;
•	reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic;
•	unprecedented volatility in United States financial markets;
•	volatile performance of our investment securities portfolio;
•	decline in the credit quality of our loan portfolio, owing to the effects of the COVID-19 pandemic in the markets we serve, leading to a need to increase our allowance for loan losses;
•	declines in value of collateral for loans, including real estate collateral;
•	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us; and
•	declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets we serve, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in our markets.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for many other securities. The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

As a participating lender in the SBA Paycheck Protection Program, or PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the PPP and President Trump signed the new legislation on April 24, 2020 with the funding opening back up on April 27, 2020. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both clients and non-clients that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable.
(b)	Not Applicable.
(c)	Although we have an authorized repurchase plan to repurchase up to 200,000 share of our common stock, no share repurchases were made in the first quarter of 2020.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 22, 2019).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: May 8, 2020	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
53