Form 10-Q
period 2020-06-30
FIRST COMMUNITY CORP /SC/
filed 2020-08-10
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 10, 2020, 7,486,151 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
(Dollars in thousands, except par value)	2020	December 31,
	(Unaudited)	2019
ASSETS
Cash and due from banks	$15,330	$14,951
Interest-bearing bank balances	77,608	32,741
Federal funds sold and securities purchased under agreements to resell	58	—
Investment securities available-for-sale	295,919	286,800
Other investments, at cost	2,053	1,992
Loans held-for-sale	33,496	11,155
Loans	817,372	737,028
Less, allowance for loan losses	8,936	6,627
Net loans	808,436	730,401
Property, furniture and equipment - net	34,728	35,008
Lease right-of-use asset	3,124	3,215
Premises held-for-sale	591	591
Bank owned life insurance	28,406	28,041
Other real estate owned	1,449	1,410
Intangible assets	1,283	1,483
Goodwill	14,637	14,637
Other assets	7,682	7,854
Total assets	$1,324,800	$1,170,279
LIABILITIES
Deposits:
Non-interest bearing	$371,585	$289,829
Interest bearing	747,287	698,372
Total deposits	1,118,872	988,201
Securities sold under agreements to repurchase	45,651	33,296
Federal Home Loan Bank advances	—	211
Junior subordinated debt	14,964	14,964
Lease liability	3,192	3,266
Other liabilities	11,320	10,147
Total liabilities	1,193,999	1,050,085
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,486,151 at June 30, 2020 7,440,026 at December 31, 2019	7,486	7,440
Nonvested restricted stock	(396)	(151)
Additional paid in capital	91,184	90,488
Retained earnings	22,155	19,927
Accumulated other comprehensive income	10,372	2,490
Total shareholders’ equity	130,801	120,194
Total liabilities and shareholders’ equity	$1,324,800	$1,170,279

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2020	2019
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$17,845	$17,401
Taxable securities	2,662	2,511
Non-taxable securities	675	804
Other	194	264
Total interest income	21,376	20,980
Interest expense:
Deposits	1,755	2,182
Securities sold under agreement to repurchase	140	201
Other borrowed money	321	461
Total interest expense	2,216	2,844
Net interest income	19,160	18,136
Provision for loan losses	2,325	114
Net interest income after provision for loan losses	16,835	18,022
Non-interest income:
Deposit service charges	609	791
Mortgage banking income	2,554	2,082
Investment advisory fees and non-deposit commissions	1,305	927
Gain on sale of securities	—	135
Gain (loss) on sale of other assets	6	(3)
Other	1,841	1,763
Total non-interest income	6,315	5,695
Non-interest expense:
Salaries and employee benefits	11,493	10,380
Occupancy	1,322	1,302
Equipment	616	775
Marketing and public relations	601	605
FDIC assessments	130	145
Other real estate expense	75	47
Amortization of intangibles	200	264
Other	3,732	3,445
Total non-interest expense	18,169	16,963
Net income before tax	4,981	6,754
Income taxes	970	1,378
Net income	$4,011	$5,376

Basic earnings per common share	$0.54	$0.70
Diluted earnings per common share	$0.54	$0.70

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2020	2019
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$9,018	$8,792
Taxable securities	1,225	1,294
Non-taxable securities	386	364
Other	37	156
Total interest income	10,666	10,606
Interest expense:
Deposits	736	1,180
Securities sold under agreement to repurchase	36	109
Other borrowed money	151	201
Total interest expense	923	1,490
Net interest income	9,743	9,116
Provision for loan losses	1,250	9
Net interest income after provision for loan losses	8,493	9,107
Non-interest income:
Deposit service charges	210	380
Mortgage banking income	1,572	1,238
Investment advisory fees and non-deposit commissions	671	489
Gain on sale of securities	—	164
Gain (loss) on sale of other assets	—	(3)
Other	934	918
Total non-interest income	3,387	3,186
Non-interest expense:
Salaries and employee benefits	5,840	5,210
Occupancy	679	647
Equipment	298	389
Marketing and public relations	247	430
FDIC assessment	88	71
Other real estate expense	40	18
Amortization of intangibles	95	132
Other	1,844	1,743
Total non-interest expense	9,131	8,640
Net income before tax	2,749	3,653
Income taxes	532	772
Net income	$2,217	$2,881

Basic earnings per common share	$0.30	$0.38
Diluted earnings per common share	$0.30	$0.37

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands)
	Six months ended June 30,
	2020	2019

Net income	$4,011	$5,376

Other comprehensive income:
Unrealized (loss) gain during the period on available-for-sale securities, net of tax expense of $2,095 and $1,183, respectively	7,882	4,445

Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax benefit $0 and $29, respectively	—	(106)

Other comprehensive income	7,882	4,339
Comprehensive income	$11,893	$9,715

(Dollars in thousands)
	Three months ended June 30,
	2020	2019

Net income	$2,217	$2,881

Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of tax expense of $1,196 and $575, respectively	4,501	2,164

Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax expense of $0 and $34, respectively	—	(130)

Other comprehensive income	4,501	2,034
Comprehensive income	$6,718	$4,915

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2020 and 2019

(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars and shares in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2019	7,440	$7,440	$90,488	$(151)	$19,927	$2,490	$120,194
Net income					4,011		4,011
Other comprehensive income net of tax of $2,095						7,882	7,882
Issuance of common stock			4				4
Issuance of restricted stock	18	18	348	(366)			—
Issuance of common stock-deferred compensation	18	18	182				200
Amortization of compensation on restricted stock				121			121
Shares retired	(1)	(1)	(14)				(15)
Dividends: Common ($0.24 per share)					(1,783)		(1,783)
Dividend reinvestment plan	11	11	176				187
Balance, June 30, 2020	7,486	$7,486	$91,184	$(396)	$22,155	$10,372	$130,801

							Accumulated
	Common		Common	Additional	Nonvested		Other
(Dollars and shares in thousands)	Shares	Common	Stock	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2018	7,639	$7,639	$31	$95,048	$(149)	$12,262	$(2,334)	$112,497
Net Income						5,376		5,376
Other comprehensive income net of tax of $1,212							4,339	4,339
Issuance of restricted stock	8	8		162	(170)			—
Amortization of compensation on restricted stock					78			78
Shares retired	(8)	(8)		(148)				(156)
Exercise of warrants	23	23	(16)	(7)				—
Stock repurchase plan	(185)	(185)		(3,228)				(3,413)
Shares issued - deferred compensation	24	24		241				265
Dividends: Common ($0.22 per share)						(1,681)		(1,681)
Dividend reinvestment plan	10	10		174				184
Balance, June 30, 2019	7,511	$7,511	$15	$92,242	$(241)	$15,957	$2,005	$117,489

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars and shares in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2019	7,440	$7,440	$90,488	$(151)	$19,927	$2,490	$120,194
Net income					1,794		1,794
Other comprehensive income net of tax of $899						3,381	3,381
Issuance of common stock			4				4
Issuance of restricted stock	18	18	348	(366)			—
Amortization of compensation on restricted stock				52			52
Shares retired	(1)	(1)	(14)				(15)
Dividends: Common ($0.12 per share)					(891)		(891)
Dividend reinvestment plan	5	5	90				95
Balance, March 31, 2020	7,462	$7,462	$90,916	$(465)	$20,830	$5,871	$124,614

Net income					2,217		2,217
Other comprehensive income net of tax of $1,196						4,501	4,501
Issuance of common stock-Deferred Compensation	18	18	182				200
Amortization of compensation on restricted stock				69			69
Dividends: Common ($0.12 per share)					(892)		(892)
Dividend reinvestment plan	6	6	86				92
Balance, June 30, 2020	7,486	$7,486	$91,184	$(396)	$22,155	$10,372	$130,801

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

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$4,011	$5,376
Adjustments to reconcile net income to net cash used from operating activities:
Depreciation	807	649
Net premium amortization	1,105	1,071
Provision for loan losses	2,325	114
Loss on sale of other real estate owned	—	3
Writedowns of other real estate owned	38	—
Origination of loans held-for-sale	(85,207)	(61,358)
Sale of loans held-for-sale	62,866	55,851
Amortization of intangibles	200	264
Accretion on acquired loans	(179)	(272)
Gain on sale of securities	—	(135)
Increase in other assets	(2,221)	(7,485)
Increase in other liabilities	4,385	1,656
Net cash used from operating activities	(11,870)	(4,266)
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(22,077)	(57,557)
Purchase of other investment securities	(70)	(37)
Maturity/call of investment securities available-for-sale	21,948	14,805
Proceeds from sale of securities available-for-sale	—	51,119
Proceeds from sale of other securities	9	—
(Increase) in loans	(83,576)	(8,051)
Proceeds from sale of other real estate owned	—	45
Proceeds from sale of fixed assets	—	301
Purchase of property and equipment	(527)	(1,954)
Net cash used in investing activities	(84,293)	(1,329)
Cash flows from financing activities:
Increase in deposit accounts	130,672	11,894
Increase in securities sold under agreements to repurchase	12,355	5,867
Advances from the Federal Home Loan Bank	34,001	65,000
Repayment of advances from Federal Home Loan Bank	(34,212)	(65,010)
Shares retired	(15)	(156)
Repurchase of common stock	—	(3,413)
Issuance of deferred compensation shares	200	265
Dividends paid: Common Stock	(1,783)	(1,681)
Proceeds from issuance of Common Stock	4	—
Dividend reinvestment plan	187	184
Net cash provided from financing activities	141,409	12,950
Net increase in cash and cash equivalents	45,246	7,355
Cash and cash equivalents at beginning of period	47,692	32,268
Cash and cash equivalents at end of period	$92,938	$39,263

Supplemental disclosure:
Cash paid during the period for:
Interest	$3,070	$2,958
Income taxes	$—	$1,160
Non-cash investing and financing activities:
Unrealized gain on securities	$9,977	$5,493
Recognition of operating lease right of use asset	$—	$2,846
Recognition of operating lease liability	$—	$2,849
Transfer of investment securities held-to-maturity to available-for-sale	$—	$16,144
Transfer of loans to foreclosed property	$78	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”), present fairly in all material respects the Company’s financial position at June 30, 2020 and December 31, 2019, and the Company’s results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Quarterly Reports on Form 10-Q. The information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 should be referred to in connection with these unaudited interim financial statements.

Risk and Uncertainties

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China,and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in the Bank’s markets. In response to the COVID-19 pandemic, the governments of the states in which the Bank has retail offices, and of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.

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

The impact of the COVID-19 pandemic is fluid and continues to evolve. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, significant volatility and disruption in financial markets, and has had an adverse effect on the Company’s business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and the timing and pace of recovery will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and the Company’s customers, employees and vendors.

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

On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on the Company’s business, financial condition and results of operations. For instance, the pandemic has had a negative effect on the Bank’s net interest margin, provision for loan losses, and deposit service charges, salaries and benefits, occupancy expense, and equipment expense. Other financial impacts could occur though such potential impact is unknown at this time.

Note 1—Nature of Business and Basis of Presentation-continued

As of June 30, 2020, the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that the Company has sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, the Bank’s reported and regulatory capital ratios could be adversely impacted by further credit losses.

We believe that we have ample liquidity to meet the needs of our customers and to manage through the COVID-19 pandemic through our low cost deposits; our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks; and our ability to obtain advances secured by certain securities and loans from the Federal Home Loan Bank.  Furthermore, we are eligible to participate in the Paycheck Protection Program Liquidity Facility (“PPPLF”) to fund Paycheck Protection Program (“PPP”) loans if needed.

Beginning in March 2020, the Company proactively offered payment deferrals for up to 90 days to its loan customers. We continue to consider potential deferrals with respect to certain customers, which we evaluate on a case-by-case basis. Loans on which payments have been deferred increased to $175.0 million at June 30, 2020 from $118.3 million at March 31, 2020. At its peak, which occurred during the second quarter of 2020, the Company granted payment deferments on loans totaling $206.9 million. As a result of normal payments being resumed by loan customers at the conclusion of their applicable payment deferral period, loans in which payments have been deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020 and to $64.3 million at July 31, 2020.

The Company has evaluated its exposure to certain industry segments most impacted by the COVID-19 pandemic as of June 30, 2020:

Industry Segments	Outstanding	% of Loan	Avg. Loan	Avg. Loan to
(Dollars in millions)	Loan Balance	Portfolio	Size	Value
Hotels	$28.8	3.5%	$1.9	68%
Restaurants	$20.7	2.5%	$0.7	69%
Assisted Living	$9.1	1.1%	$1.8	49%
Retail	$78.7	9.6%	$0.6	60%

Note 2—Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Six months		Three months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Numerator (Net income available to common shareholders)	$4,011	$5,376	$2,217	$2,881
Denominator
Weighted average common shares outstanding for:
Basic shares	7,432	7,629	7,436	7,627
Dilutive securities:
Deferred compensation	26	43	18	41

Warrants/Restricted stock – Treasury stock method	10	36	11	36
Diluted shares	7,468	7,708	7,465	7,704
Earnings per common share:
Basic	0.54	0.70	0.30	0.38
Diluted	0.54	0.70	0.30	0.37
The average market price used in calculating assumed number of shares	$16.98	$19.12	$14.97	$18.35

In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. In connection with the issuance of the subordinated debt, the Company issued warrants for 107,500 shares of common stock at $5.90 per share. There were 32,250 warrants outstanding at June 30, 2019 and these warrants are included in dilutive securities in the table above. All warrants were exercised by their expiration date of December 16, 2019.

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned and are included in dilutive securities in the table above. The non-employee director’s account balance is distributed by issuance of common stock at the time of retirement or resignation from the board of directors. At June 30, 2020 and December 31, 2019, there were 84,643 and 97,104 units in the plan, respectively. The accrued liability at June 30, 2020 and December 31, 2019 amounted to $1.0 million and $1.1 million, respectively, and is included in “Other liabilities” on the balance sheet.

The Company has adopted a stock option plan whereby shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. At June 30, 2020 and December 31, 2019 the Company had 111,049 and 96,729 shares, respectively, reserved for future grants. The 350,000 shares reserved were approved by shareholders at the 2011 annual meeting. The plan provides for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant. There were no stock options outstanding and exercisable at June 30, 2020 and December 31, 2019.

The employee restricted shares and units cliff vest over a three-year period; the non-employee director shares vest one year after issuance. The unrecognized compensation cost at June 30, 2020 and December 31, 2019 for non-vested shares amounts to $396.0 thousand and $219.7 thousand, respectively. Each unit is convertible into one share of common stock at the time the unit vests. The related compensation cost is accrued over the vesting period and was $79.2 thousand and $61.0 thousand at June 30, 2020, and December 31, 2019, respectively.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2020
US Treasury securities	$3,502	$19	$—	$3,521
Government Sponsored Enterprises	990	23	—	1,013
Mortgage-backed securities	172,969	7,683	317	180,335
Small Business Administration pools	39,289	938	11	40,216
State and local government	64,043	4,794	—	68,837
Other securities	1,997	—	—	1,997
	$282,790	$13,457	$328	$295,919

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2019
US Treasury securities	$7,190	$16	$3	$7,203
Government Sponsored Enterprises	984	17	—	1,001
Mortgage-backed securities	182,736	1,490	640	183,586
Small Business Administration pools	45,301	259	217	45,343
State and local government	47,418	2,371	141	49,648
Other securities	19	—	—	19
	$283,648	$4,153	$1,001	$286,800

During the first quarter of 2019, the Company reclassified the portfolio of securities listed as held-to-maturity to available-for-sale. There were no investment securities listed as held-to-maturity as of June 30, 2020.

During the six months ended June 30, 2020 and 2019, the Company received proceeds of $0 and $51.1 million, respectively, from the sale of investment securities available-for-sale. For the three months ended June 30, 2020, there were no gross realized gains from the sale of investment securities available-for-sale and no gross realized losses. For the three months ended June 30, 2019, gross realized gains from the sale of investment securities available-for-sale amounted to $315.0 thousand and gross realized losses amounted to $149.7 thousand.  For the six months ended June 30, 2020, there were no gross realized gains from the sale of investment securities available-for-sale and no gross realized losses. For the six months ended June 30, 2019, gross realized gains from the sale of investment securities available-for-sale amounted to $354.6 thousand and gross realized losses amounted to $219.6 thousand.

At June 30, 2020, other securities available-for-sale included the following at fair value: a mutual fund at $6.7 thousand, and foreign debt of $10.0 thousand. As required by Accounting Standards Update (“ASU”) 2016-01-Financial Instruments-Overall (Subtopic 825-10), the Company measured its equity investments at fair value with changes in the fair value recognized through net income. For the six months ended June 30, 2020 and 2019, a $2.1 thousand loss and a $2.0 thousand gain were recognized on a mutual fund, respectively. At December 31, 2019, corporate and other securities available-for-sale included the following at fair value: a mutual fund at $8.8 thousand and foreign debt of $10.0 thousand. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $1.1 million and corporate stock in the amount of $1.0 million at June 30, 2020. The Company held $991.4 thousand of FHLB stock and $1.0 million in corporate stock at December 31, 2019.

Note 3—Investment Securities-continued

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2020 and December 31, 2019.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
June 30, 2020	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$23,967	$264	$3,639	$53	$27,606	$317
Small Business Administration pools	194	—	5,693	11	5,887	11
Total	$24,161	$264	$9,332	$64	$33,493	$328

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2019	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury securities	$—	$—	$1,508	$3	$1,508	$3
Mortgage-backed securities	57,175	485	12,419	155	69,594	640
Small Business Administration pools	7,891	53	13,502	164	21,393	217
State and local government	5,695	141	—	—	5,695	141
Total	$70,761	$679	$27,429	$322	$98,190	$1,001

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $172.9 million and $182.7 million and approximate fair value of $180.3 million and $183.6 million at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, and December 31, 2019, all of the MBSs issued by GSEs were classified as “Available-for-Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSEs. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2020.

Non-agency Mortgage Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at June 30, 2020 with an amortized cost of $66.4 thousand and approximate fair value of $63.3 thousand. The Company held PLMBSs, including CMOs, at December 31, 2019 with an amortized cost of $73.5 thousand and approximate fair value of $73.5 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2020.

Note 3—Investment Securities-continued

The following sets forth the amortized cost and fair value of investment securities at June 30, 2020 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

June 30, 2020	Available-for-sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$12,438	$12,566
Due after one year through five years	120,737	124,897
Due after five years through ten years	119,104	126,668
Due after ten years	30,511	31,788
Total	$282,790	$295,919

Note 4—Loans

Loans summarized by category as of June 30, 2020, December 31, 2019 and June 30, 2019 are as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2020	2019	2019
Commercial, financial and agricultural	$107,184	$51,805	$52,641
Real estate:
Construction	82,584	73,512	61,284
Mortgage-residential	45,424	45,357	49,927
Mortgage-commercial	544,670	527,447	524,348
Consumer:
Home equity	27,156	28,891	28,465
Other	10,354	10,016	10,042
Total	$817,372	$737,028	$726,707

Commercial, financial, and agricultural category includes $47.9 million in PPP loans as of June 30, 2020.

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended and six months ended June 30, 2020 and June 30, 2019 and for the year ended December 31, 2019 is as follows:

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
Three months ended June 30, 2020
Allowance for loan losses:
Beginning balance March 31, 2020	$489	$148	$440	$5,531	$277	$112	$697	$7,694
Charge-offs	—	—	—	—	—	(25)	—	(25)
Recoveries	3	—	—	3	—	11	—	17
Provisions	277	17	57	935	16	34	(86)	1,250
Ending balance June 30, 2020	$769	$165	$497	$6,469	$293	$132	$611	$8,936

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
Six months ended June 30, 2020
Allowance for loan losses:
Beginning balance December 31, 2019	$427	$111	$367	$4,602	$240	$97	$783	$6,627
Charge-offs	—	—	—	—	—	(48)	—	(48)
Recoveries	3	—	—	9	1	19	—	32
Provisions	339	54	130	1,858	52	64	(172)	2,325
Ending balance June 30, 2020	$769	$165	$497	$6,469	$293	$132	$611	$8,936

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$4	$—	$—	$—	$4

Collectively evaluated for impairment	769	165	497	6,465	293	132	611	8,932

June 30, 2020 Loans receivable:
Ending balance-total	$107,184	$82,584	$45,424	$544,670	$27,156	$10,354	$—	$817,372

Ending balances:
Individually evaluated for impairment	—	—	333	3,020	66	—	—	3,419

Collectively evaluated for impairment	$107,184	$82,584	$45,091	$541,650	$27,090	$10,354	$—	$813,953

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
Three months ended June 30, 2019
Allowance for loan losses:
Beginning balance March 31, 2019	$418	$96	$412	$4,346	$268	$89	$725	$6,354
Charge-offs	—	—	(7)	—	—	(36)	—	(43)
Recoveries	—	—	—	31	—	11	—	42
Provisions	17	(19)	(1)	81	(21)	37	(85)	9
Ending balance June 30, 2019	$435	$77	$404	$4,458	$247	$101	$640	$6,362

Note 4—Loans-continued

			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
Six months ended June 30, 2019
Allowance for loan losses:
Beginning balance December 31, 2018	$430	$89	$431	$4,318	$261	$88	$646	$6,263
Charge-offs	(2)	—	(7)	—	(1)	(66)	—	(76)
Recoveries	—	—	—	41	—	20	—	61
Provisions	7	(12)	(20)	99	(13)	59	(6)	114
Ending balance June 30, 2019	$435	$77	$404	$4,458	$247	$101	$640	$6,362

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$12	$—	$—	$—	$12

Collectively evaluated for impairment	435	77	404	4,446	247	101	640	6,350

June 30, 2019 Loans receivable:
Ending balance-total	$52,641	$61,284	$49,927	$524,348	$28,465	$10,042	$—	$726,707

Ending balances:
Individually evaluated for impairment	—	—	542	4,047	54	—	—	4,643

Collectively evaluated for impairment	$52,641	$61,284	$49,385	$520,301	$28,411	$10,042	$—	$722,064

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
December 31, 2019
Allowance for loan losses:
Beginning balance December 31, 2018	$430	$89	$431	$4,318	$261	$88	$646	$6,263
Charge-offs	(12)	—	(12)	—	(1)	(120)	—	(145)
Recoveries	3	—	—	307	15	45	—	370
Provisions	6	22	(52)	(23)	(35)	84	137	139
Ending balance December 31, 2019	$427	$111	$367	$4,602	$240	$97	$783	$6,627

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$6	$—	$—	$—	$6

Collectively evaluated for impairment	427	111	367	4,596	240	97	783	6,621

December 31, 2019 Loans receivable:
Ending balance-total	$51,805	$73,512	$45,357	$527,447	$28,891	$10,016	$—	$737,028

Ending balances:
Individually evaluated for impairment	400	—	392	3,135	70	—	—	3,997

Collectively evaluated for impairment	$51,405	$73,512	$44,965	$524,312	$28,821	$10,016	$—	$733,031

Note 4—Loans-continued

Related party loans and lines of credit are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the six months ended June 30, 2020 and June 30, 2019:

(Dollars in thousands)	2020	2019
Beginning Balance January 1	$4,109	$5,937
New Loans	55	106
Less loan repayments	585	1,668
Ending Balance June 30	$3,579	$4,375

The following table presents at June 30, 2020 and December 31, 2019 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	June 30,	December 31,
	2020	2019
Total loans considered impaired	$3,419	$3,997
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$193	$256
Related allowance	$4	$6
Loans considered impaired and previously written down to fair value	$2,176	$2,275
Average impaired loans	$3,731	$4,431
Amount of interest earned during period of impairment	$85	$263

Note 4—Loans-continued

The following tables are by loan category and present at June 30, 2020, June 30, 2019 and December 31, 2019, loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
June 30, 2020	Recorded	Principal	Related	Recorded	income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	333	425	—	337	10	331	7
Mortgage-commercial	2,827	5,567	—	3,189	147	3,141	74
Consumer:
Home equity	66	70	—	68	2	66	1
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	—	—	—	—	—	—	—
Mortgage-commercial	193	193	4	216	6	193	3
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	333	425	—	337	10	331	7
Mortgage-commercial	3,020	5,760	4	3,405	153	3,334	77
Consumer:
Home equity	66	70	—	68	2	66	1
Other	—	—	—	—	—	—	—
	$3,419	6,255	$4	$3,810	$165	$3,731	$85
19

Note 4—Loans-continued

(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
June 30, 2019	Recorded	Principal	Related	Recorded	income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	542	600	—	590	10	578	8
Mortgage-commercial	3,622	6,625	—	3,706	180	3,694	90
Consumer:
Home equity	54	56	—	57	2	57	1
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	—	—	—	—	—	—	—
Mortgage-commercial	425	425	12	444	13	439	6
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	542	600	—	590	10	578	8
Mortgage-commercial	4,047	7,050	12	4,150	193	4,133	96
Consumer:
Home equity	54	56	—	57	2	57	1
Other	—	—	—	—	—	—	—
	$4,643	$7,706	$12	$4,797	$205	$4,768	$105

Note 4—Loans-continued

(Dollars in thousands)
December 31, 2019		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$400	$400	$—	$600	$49
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	392	460	—	439	19
Mortgage-commercial	2,879	5,539	—	2,961	170
Consumer:
Home Equity	70	73	—	76	2
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	256	256	6	355	23
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	400	400	—	600	49
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	392	460	—	439	19
Mortgage-commercial	3,135	5,795	6	3,316	193
Consumer:
Home Equity	70	73	—	76	2
Other	—	—	—	—	—
	$3,997	$6,728	$6	$4,431	$263

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

Note 4—Loans-continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of June 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of June 30, 2020 and December 31, 2019, no loans were classified as doubtful.

(Dollars in thousands)
June 30, 2020		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$107,024	$160	$—	$—	$107,184
Real estate:
Construction	82,584	—	—	—	82,584
Mortgage – residential	44,595	202	627	—	45,424
Mortgage – commercial	538,978	2,357	3,335	—	544,670
Consumer:
Home Equity	25,716	102	1,338	—	27,156
Other	10,327	27	—	—	10,354
Total	$809,224	$2,848	$5,300	$—	$817,372

(Dollars in thousands)
December 31, 2019		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$51,166	$239	$400	$—	$51,805
Real estate:
Construction	73,512	—	—	—	73,512
Mortgage – residential	44,221	509	627	—	45,357
Mortgage – commercial	521,072	2,996	3,379	—	527,447
Consumer:
Home Equity	27,450	1,157	284	—	28,891
Other	9,981	35	—	—	10,016
Total	$727,402	$4,936	$4,690	$—	$737,028

At June 30, 2020 and December 31, 2019, non-accrual loans totaled $1.8 million and $2.3 million, respectively.

TDRs that are still accruing and included in impaired loans at June 30, 2020 and at December 31, 2019 amounted to $1.6 million and $1.7 million, respectively.

Loans greater than 90 days delinquent and still accruing interest were $0.3 thousand at June 30, 2020 and December 31, 2019.

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

Note 4—Loans-continued

A summary of changes in the accretable yield for purchased credit-impaired loans for the three months ended June 30, 2020 and June 30, 2019 follows:

(Dollars in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019

Accretable yield, beginning of period	$116	$145
Additions	—	—
Accretion	(7)	(7)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—
Other changes, net	—	—
Accretable yield, end of period	$109	$138

At June 30, 2020 and December 31, 2019, the recorded investment in purchased impaired loans was $109 and $112 thousand, respectively. The unpaid principal balance was $180 thousand and $190 thousand at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, these loans were all secured by commercial real estate.

The following tables are by loan category and present loans past due and on non-accrual status as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
June 30, 2020	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$26	$—	$—	$—	$26	$107,158	$107,184
Real estate:
Construction	—	—	—	—	—	82,584	82,584
Mortgage-residential	2	9	—	333	344	45,080	45,424
Mortgage-commercial	226	13	—	1,407	1,646	543,024	544,670
Consumer:
Home equity	—	—	—	66	66	27,090	27,156
Other	33	2	—	—	35	10,319	10,354
	$287	$24	$—	$1,806	$2,117	$815,255	$817,372

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2019	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$—	$99	$—	$400	$499	$51,306	$51,805
Real estate:
Construction	113	—	—	—	113	73,399	73,512
Mortgage-residential	151	—	—	392	543	44,814	45,357
Mortgage-commercial	39	—	—	1,467	1,506	525,941	527,447
Consumer:
Home equity	2	9	—	70	81	28,810	28,891
Other	40	23	—	—	63	9,953	10,016
	$345	$131	$—	$2,329	$2,805	$734,223	$737,028

The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. There were no loans determined to be TDRs that were restructured during the three-month periods ended June 30, 2020 and June 30, 2019.

Note 4—Loans-continued

During the six-month periods ended June 30, 2020 and June 30, 2019, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 89 days past due.

In the determination of the allowance for loan losses, all TDRs are reviewed to ensure that one of the three proper valuation methods (fair market value of the collateral, present value of cash flows, or observable market price) is adhered to. All non-accrual loans are written down to their corresponding collateral value. All troubled TDR accruing loans that have a loan balance that exceeds the present value of cash flows will have a specific allocation. All nonaccrual loans are considered impaired. Under ASC 310-10, a loan is impaired when it is probable that the Company will be unable to collect all amounts due including both principal and interest according to the contractual terms of the loan agreement. In accordance with interagency guidance issued in March 2020, short term deferrals granted due to the COVID-19 pandemic are not considered TDRs unless the borrower was previously experiencing financial difficulty.

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

In January 2017, the FASB amended the Goodwill and Other Topic of the ASC to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date and transition requirements for the technical corrections were effective for the Company for reporting periods beginning after December 15, 2019. These amendments did not have a material impact on the Company’s financial statements.

In March 2017, the FASB amended the requirements in the Receivables—Nonrefundable Fees and Other Costs Topic of the ASC related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments became effective for the Company for interim and annual periods beginning after December 15, 2018 and did not have a material effect on the Company’s financial statements.

In July 2018, the FASB amended the Leases Topic of the ASC to make narrow amendments to clarify how to apply certain aspects of the new leases standard. Additionally, amendments were made to give entities another option for transition and to provide lessors with a practical expedient. The amendments were effective for reporting periods beginning after December 15, 2018 and did not have a material effect on the Company’s financial statements.

In August 2018, the FASB amended the Fair Value Measurement Topic of the ASC. The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments were effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and did not have a material effect on the Company’s financial statements.

Note 5—Recently Issued Accounting Pronouncements-continued

In August 2018, the FASB amended the Intangibles—Goodwill and Other Topic of the ASC to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments are effective for the Company for fiscal years beginning after December 15, 2019 and did not have a material effect on the Company’s financial statements

In March 2019, the FASB issued guidance to address concerns companies had raised about an accounting exception they would lose when assessing the fair value of underlying assets under the leases standard and clarify that lessees and lessors are exempt from a certain interim disclosure requirement associated with adopting the new standard. The amendments were effective for the Company for reporting periods beginning after December 15, 2019 and did not have a material effect on the Company’s financial statements.

In April 2019, the FASB issued guidance that clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The amendments related to credit losses were effective for the Company for reporting periods beginning after December 15, 2019. The amendments related to hedging were effective for the Company for interim and annual periods beginning after December 15, 2018. The amendments related to recognition and measurement of financial instruments were effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. These amendments did not have a material impact on the Company’s financial statements.

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

In December 2019, the FASB issued guidance to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 5—Recently Issued Accounting Pronouncements-continued

In March 2020, the FASB issued guidance that makes narrow-scope improvements to various aspects of the financial instrument guidance, including the CECL guidance issued in 2016. For public business entities, the amendments are effective upon issuance of this final ASU. For all other entities, the amendments were effective for fiscal years beginning after December 15, 2019, and are effective for interim periods within those fiscal years beginning after December 15, 2020. Early application is permitted. The effective date of the amendments to ASU 2016-01 is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For the amendments related to ASU 2016-13, public business entities that meet the definition of an SEC filer, excluding eligible smaller reporting companies (SRCs) as defined by the SEC, should adopt the amendments in ASU 2016-13 during 2020. All other entities should adopt the amendments in ASU 2016-13 during 2023. Early adoption will continue to be permitted. For entities that have not yet adopted the guidance in ASU 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in ASU 2016-13. For entities that have adopted the guidance in ASU 2016-13, the amendments were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For those entities, the amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to opening retained earnings in the statement of financial position as of the date that an entity adopted the amendments in ASU 2016-13. The Company is evaluating the impact that this will have on its financial statements In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The amendments are effective as of March 12, 2020 through December 31, 2022. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 6—Fair Value of Financial Instruments-continued

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

Note 6—Fair Value of Financial Instruments-continued

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$92,996	$92,996	$92,996	$—	$—
Available-for-sale securities	295,919	295,919	3,106	291,257	1,556
Other investments, at cost	2,053	2,053	—	—	2,053
Loans held-for-sale	33,496	33,496	—	33,496	—
Net loans receivable	808,436	795,991	—	—	795,991
Accrued interest	4,968	4,968	4,968	—	—
Financial liabilities:
Non-interest bearing demand	$371,585	$371,585	$—	$371,585	$—
Interest bearing demand deposits and money market accounts	465,440	465,440	—	465,440	—
Savings	116,353	116,353	—	116,353	—
Time deposits	165,494	166,568	—	166,568	—
Total deposits	1,118,872	986,645	—	986,645	—
Short term borrowings	45,651	45,651	—	45,651	—
Junior subordinated debentures	14,964	10,816	—	10,816	—
Accrued interest payable	837	837	837	—	—

Note 6—Fair Value of Financial Instruments-continued

	December 31, 2019
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$47,692	$47,692	$47,692	$—	$—
Available-for-sale securities	286,800	286,800	23,632	261,361	1,807
Other investments, at cost	1,992	1,992	—	—	1,992
Loans held-for-sale	11,155	11,155	—	11,155	—
Net loans receivable	730,401	728,745	—	—	728,745
Accrued interest	3,481	3,481	3,481	—	—
Financial liabilities:
Non-interest bearing demand	$289,829	$289,829	$—	$289,829	$—
Interest bearing demand deposits and money market accounts	423,256	423,256	—	423,256	—
Savings	104,456	104,456	—	104,456	—
Time deposits	170,660	171,558	—	171,558	—
Total deposits	988,201	989,099	—	989,099	—
Federal Home Loan Bank advances	211	211	—	211	—
Short term borrowings	33,296	33,296	—	33,296	—
Junior subordinated debentures	14,964	13,161	—	13,161	—
Accrued interest payable	1,033	1,033	1,033	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2020 and December 31, 2019 that are measured on a recurring basis. There were no liabilities carried at fair value as of June 30, 2020 or December 31, 2019 that are measured on a recurring basis.

(Dollars in thousands)

Description	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
US treasury securities	$3,521	$—	$3,521	$—
Government sponsored enterprises	1,013	—	1,013	—
Mortgage-backed securities	180,335	1,119	177,660	1,556
Small Business Administration pools	40,216	—	40,216	—
State and local government	68,837	—	68,837	—
Corporate and other securities	1,997	1,987	10	—
Total	295,919	3,106	291,257	1,556
Loans held-for-sale	33,496	—	33,496	—
Total	$329,415	$3,106	$324,753	$1,556

Note 6—Fair Value of Financial Instruments-continued

(Dollars in thousands)

Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
US treasury securities	$7,203	$—	$7,203	$—
Government sponsored enterprises	1,001	—	1,001	—
Mortgage-backed securities	183,586	18,435	163,344	1,807
Small Business Administration securities	45,343	—	45,343	—
State and local government	49,648	5,188	44,460	—
Corporate and other securities	19	9	10	—
	286,800	23,632	261,361	1,807
Loans held-for-sale	11,155	—	11,155	—
Total	$297,955	$23,632	$272,516	$1,807

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2020 and December 31, 2019 that are measured on a non-recurring basis. There were no Level 3 financial instruments for the six months ended June 30, 2020 and June 30, 2019 measured on a recurring basis.

(Dollars in thousands)
Description	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	333	—	—	333
Mortgage-commercial	3,020	—	—	3,020
Consumer:
Home equity	66	—	—	66
Other	—	—	—	—
Total impaired	3,419	—	—	3,419
Other real estate owned:
Construction	826	—	—	826
Mortgage-commercial	623	—	—	623
Total other real estate owned	1,449	—	—	1,449
Total	$4,864	$—	$—	$4,864
30

Note 6—Fair Value of Financial Instruments-continued

(Dollars in thousands)
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$400	$—	$—	$400
Real estate:
Mortgage-residential	392	—	—	392
Mortgage-commercial	3,129	—	—	3,129
Consumer:
Home equity	70	—	—	70
Other	—	—	—	—
Total impaired	3,991	—	—	3,991
Other real estate owned:
Construction	826	—	—	826
Mortgage-residential	584	—	—	584
Total other real estate owned	1,410	—	—	1,410
Total	$5,401	$—	$—	$5,401

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. With respect to less complex or smaller credits, an internal evaluation may be performed. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $3.4 million and $4.0 million as of June 30, 2020 and December 31, 2019, respectively.

Note 6—Fair Value of Financial Instruments-continued

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of June 30, 2020	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$ 1,449	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$ 3,415	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2019	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$ 1,410	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$ 3,991	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Non-interest bearing demand deposits	$371,585	$289,829
Interest bearing demand deposits and money market accounts	465,440	423,256
Savings	116,353	104,456
Time deposits	165,494	170,660
Total deposits	$1,118,872	$988,201

As of June 30, 2020 and December 31, 2019, the Company had time deposits greater than $250,000 of $28.7 million and $32.2 million, respectively.

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

The following tables present selected financial information for the Company’s reportable business segments for the three and six months ended June 30, 2020 and June 30, 2019.

(Dollars in thousands)	Commercial		Investment
Six months ended June 30, 2020	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$20,644	$732	$—	$2,129	$(2,129)	$21,376
Interest expense	1,903	—	—	313	—	2,216
Net interest income	$18,741	$732	$—	$1,816	$(2,129)	$19,160
Provision for loan losses	2,325	—	—	—	—	2,325
Noninterest income	2,456	2,554	1,305	—	—	6,315
Noninterest expense	14,713	2,276	924	256	—	18,169
Net income before taxes	$4,159	$1,010	$381	$1,560	$(2,129)	$4,981
Income tax provision (benefit)	1,089	—	—	(119)	—	970
Net income (loss)	$3,070	$1,010	$381	$1,679	$(2,129)	$4,011

(Dollars in thousands)	Commercial		Investment
Six months ended June 30, 2019	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$20,480	$488	$—	$3,042	$(3,030)	$20,980
Interest expense	2,449	—	—	395	—	2,844
Net interest income	$18,031	$488	$—	$2,647	$(3,030)	$18,136
Provision for loan losses	114	—	—	—	—	114
Noninterest income	2,686	2,082	927	—	—	5,695
Noninterest expense	14,170	1,755	862	176	—	16,963
Net income before taxes	$6,433	$815	$65	$2,471	$(3,030)	$6,754
Income tax provision (benefit)	1,517	—	—	(139)	—	1,378
Net income (loss)	$4,916	$815	$65	$2,610	$(3,030)	$5,376

Note 8—Reportable Segments-continued

(Dollars in thousands)	Commercial		Investment
Three months ended June 30, 2020	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$10,234	$432	$—	$1,061	$(1,061)	$10,666
Interest expense	778	—	—	145	—	923
Net interest income	$9,456	$432	$—	$916	$(1,061)	$9,743
Provision for loan losses	1,250	—	—	—	—	1,250
Noninterest income	1,144	1,572	671	—	—	3,387
Noninterest expense	7,218	1,312	457	144	—	9,131
Net income before taxes	$2,132	$692	$214	$772	$(1,061)	$2,749
Income tax provision (benefit)	592	—	—	(60)	—	532
Net income	$1,540	$692	$214	$832	$(1,061)	$2,217

(Dollars in thousands)	Commercial		Investment
Three months ended June 30, 2019	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$10,355	$251	$—	$2,025	$(2,025)	$10,606
Interest expense	1,293	—	—	197	—	1,490
Net interest income	$9,062	$251	$—	$1,828	$(2,025)	$9,116
Provision for loan losses	9	—	—	—	—	9
Noninterest income	1,458	1,238	490	—	—	3,186
Noninterest expense	7,146	951	447	96	—	8,640
Net income before taxes	$3,365	$538	$43	$1,732	$(2,025)	$3,653
Income tax provision (benefit)	832	—	—	(60)	—	772
Net income	$2,533	$538	$43	$1,792	$(2,025)	$2,881

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of June 30, 2020	$1,274,054	$50,046	$2	$133,280	$(132,582)	$1,324,800
Total Assets as of December 31, 2019	$1,143,934	$25,673	$2	$132,890	$(132,220)	$1,170,279

Note 9—Leases

During the three-month period ended June 30, 2020 and June 30, 2019, the Company made cash payments for operating leases in the amount of $72.7 thousand and $49.1 thousand, respectively. During the six-month period ended June 30, 2020 and June 30, 2019, the Company made cash payments for operating leases in the amount of $145.3 thousand and $98.0 thousand, respectively. The lease expense recognized during this three-month period amounted to $80.8 thousand and $58.4 thousand at June 30, 2020 and June 30, 2019, respectively. The lease expense recognized during this six-month period amounted to $161.5 thousand and $116.7 thousand at June 30, 2020 and June 30, 2019, respectively. The lease liability was reduced by $37.7 thousand and $16.9 thousand at three-month ended June 30, 2020 and June 30, 2019, respectively. The lease liability was reduced by $74.8 thousand and $34.1 thousand at six-month ended June 30, 2020 and June 30, 2019, respectively. At June 30, 2020 and June 30, 2019, the weighted average lease term was 16.16 years and 18.68 years, respectively and the weighted average discount rate for both years was 4.83%. The following table is a maturity analysis of the operating lease liabilities.

Note 9—Leases-continued

(Dollars in thousands)
		Lease	Liability
Year	Cash	Expense	Reduction
2020	$147	$70	$77
2021	298	133	165
2022	303	126	177
2023	309	118	191
2024	282	110	172
Thereafter	3,199	789	2,410
Total	$4,538	$1,346	$3,192

Note 10—Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were available to be issued and has determined that no subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to our unaudited consolidated financial statements as of June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2020 and the following:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected including, but not limited to, due to the negative impacts and disruptions resulting from the outbreak of the novel coronavirus, or COVID-19, on the economies and communities we serve, which may have an adverse impact on our business, operations, and performance, and could have a negative impact on our credit portfolio, share price, borrowers, and on the economy as a whole both domestically and globally;
•	changes in legislation, regulation, policies or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the Coronavirus Aid, Relief, and Economic Security Act, or the “CARES Act”;
•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	any impairment of our goodwill or other intangible assets;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, write-down assets, or take other actions;
•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political or social conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including, but not limited to, the CARES Act;

•	risks associated with our participation in the Paycheck Protection Program, otherwise the PPP, established by the CARES Act, including but not limited to, litigation from borrowers and agents of borrowers of the PPP loans and the failure of the borrower to qualify for loan forgiveness, which would subject us to the risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies;
•	changes in accounting standards, policies, estimates, practices or guidelines;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including the potential effects of the COVID-19 pandemic on trade, including supply chains and export levels, travel, employee activity and other economic activities), war or terrorist activities, essential utility outages or trade disputes and related tariffs;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q, and in our other filings with the SEC.

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

Overview

The following discussion describes our results of operations for the six months and three months ended June 30, 2020 as compared to the six months and three months ended June 30, 2019; and analyzes our financial condition as of June 30, 2020 as compared to December 31, 2019. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

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

Recent Events – COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. Beginning in March 2020, large public events were cancelled and governmental authorities began imposing restrictions on non-essential businesses and activities, resulting in severe restrictions in economic activity in our markets and across the United States. Although many businesses have begun to reopen, some markets, including certain of our markets, have since experienced a resurgence of COVID-19 cases, which may further slow overall economic activity and recovery. Uncertainty also remains regarding if, how and when schools will reopen and the impact of such decisions on the economy.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, significant volatility and disruption in financial markets. In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020, for the first time. The 10-year Treasury bond was 0.66% at June 30, 2020. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. This range was further reduced by 100 basis points to 0% to 0.25% on March 16, 2020. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition and results of operations. For instance, the pandemic has had negative effects on the Bank’s net interest margin, provision for loan losses, deposit service charges, salaries and benefits, occupancy expense, and equipment expense. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and the timing and pace of recovery will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy and financial markets; and on our customers, employees and vendors.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. We have a business continuity plan that covers a variety of potential impacts to business operations. These plans are periodically reviewed and tested and have been designed to protect the ongoing viability of bank operations in the event of a disruption such as a pandemic. Beginning in March 2020, we activated our pandemic preparedness plan and began to roll it out in phases related to the COVID-19 pandemic.

Following recommendations from the Centers for Disease Control and Prevention and the South Carolina Department of Health and Environmental Control, we implemented enhanced cleaning of bank facilities and provided guidance to employees and customers on best practices to minimize the spread of the virus. As part of our efforts to exercise social distancing, we modified our delivery channels with a shift to drive thru only service at the banking offices supplemented by appointments for service in the office lobbies. The number of branch transactions decreased 15.2% during the second quarter of 2020 compared to the same period in 2019. We have encouraged the use of online and mobile channels and have seen the number of online banking users increase, as well as the dollar volume of bill payment, Zelle, and mobile deposit transactions trend higher. To support the health and well-being of our employees, a portion of our workforce is working from home. We have enhanced our remote work capabilities by providing additional laptops and various audio and video meeting technologies. Communication channels for employees and customers were created to provide periodic updates during this rapidly changing environment. These are still in place and in use.

We are focused on servicing the financial needs of our commercial and consumer customers with flexible loan payment arrangements, including short-term loan modifications or forbearance payments and reducing or waiving certain fees on deposit accounts. Future governmental actions may require these and other types of customer-related responses.

Our asset quality metrics as of June 30, 2020 remained sound.  The non-performing asset ratio was 0.25% of total assets with the nominal level of $3.3 million in non-performing assets.  Loans past due 30 days or more represented only 0.04% of the loan portfolio.  The ratio of classified loans plus OREO was 5.41% of total bank regulatory risk-based capital.  During the second quarter, the Bank experienced net loan charge-offs of $5 thousand and net overdraft charge-offs of $2 thousand. During the first six months of 2020, the Bank experienced net loan recoveries of $3 thousand and net overdraft charge-offs of $19 thousand. However, the impact of the COVID-19 pandemic is serious and is being felt by our customers and our communities.  The ultimate impacts of this unique and evolving situation on our customers and our asset quality are too challenging to predict.  Stay-at-home orders were implemented in our markets causing many businesses to close or significantly reduce their normal operations.  While the stay-at-home orders have been lifted and there has been some recent relaxing of these restrictions in some of our markets, the timing of the return to normal is unknown.  Our focus is on serving our many local business and individual customers at this time of great need and uncertainty.

Beginning in March 2020, the Company proactively offered payment deferrals for up to 90 days to its loan customers. We continue to consider potential deferrals with respect to certain customers, which we evaluate on a case-by-case basis. Loans on which payments have been deferred increased to $175.0 million at June 30, 2020 from $118.3 million at March 31, 2020. At its peak, which occurred during the second quarter of 2020, the Company granted payment deferments on loans totaling $206.9 million. As a result of payments being restarted at the conclusion of their payment deferral period, loans in which payments have been deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020 and to $64.3 million at July 31, 2020. Some of these deferments were to businesses that have temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash.  We proactively offered deferrals to our customers regardless of the impact of the pandemic on their business or personal finances.

We are also a small business administration approved lender and we are participating in the PPP, established under the CARES Act. Through June 30, 2020, we funded 770 PPP loans totaling $50.1 million in principal balance. Net of payoffs, we had 766 PPP loans totaling $49.4 million gross of deferred fees and costs and $47.9 million net of deferred fees and costs at June 30, 2020. The $1.5 million in PPP deferred fees net of deferred costs will be recognized as interest income over the remaining life of the PPP loans.

At June 30, 2020, our non-performing assets were not yet materially impacted by the economic pressures of the COVID-19 pandemic. However, as we closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our customers, we evaluated and identified our exposure to certain industry segments most impacted by the COVID-19 pandemic as of June 30, 2020:

Industry Segments	Outstanding	% of Loan	Avg. Loan	Avg. Loan to
(Dollars in millions)	Loan Balance	Portfolio	Size	Value

Hotels	$28.8	3.5%	$1.9	68%
Restaurants	$20.7	2.5%	$0.7	69%
Assisted Living	$9.1	1.1%	$1.8	49%
Retail	$78.7	9.6%	$0.6	60%

We are monitoring the impact of the COVID-19 pandemic on the operations and value of our investments. We mark to market our publicly traded investments and review our investment portfolio for impairment at, a minimum, quarterly. We do not consider any securities in our investment portfolio to be other-than-temporarily impaired at June 30, 2020. However, because of changing economic and market conditions affecting issuers, we may be required to recognize future impairments on the securities we hold as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

Our capital remained strong and exceeded the well-capitalized regulatory requirements at June 30, 2020.  Total shareholders’ equity increased $10.6 million or 8.8% to $130.8 million at June 30, 2020 from $120.2 million at December 31, 2019.  In 2018, the Federal Reserve increased the asset size to qualify as a small bank holding company.  As a result of this change, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise.  The Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets.  These requirements are essentially the same as those that applied to the Company prior to the change in the definition of a small bank holding company.  Each of the regulatory capital ratios for the Bank exceeds the well capitalized minimum levels currently required by regulatory statute at June 30, 2020 and December 31, 2019. Refer to Capital and Liquidity section for more details.

Dollars in thousands		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
June 30, 2020
Leverage Ratio	9.31%	5.00%	4.00%	$53,628	$66,062
Common Equity Tier 1 Capital Ratio	13.02%	6.50%	4.50%	57,993	75,778
Tier 1 Capital Ratio	13.02%	8.00%	6.00%	44,654	62,440
Total Capital Ratio	14.03%	10.00%	8.00%	35,805	53,590
December 31, 2019
Leverage Ratio	9.97%	5.00%	4.00%	$56,197	$67,508
Common Equity Tier 1 Capital Ratio	13.47%	6.50%	4.50%	58,345	75,086
Tier 1 Capital Ratio	13.47%	8.00%	6.00%	45,789	62,530
Total Capital Ratio	14.26%	10.00%	8.00%	35,675	52,416

Based on our strong capital, conservative underwriting, and internal stress testing, we expect to remain well capitalized throughout the COVID-19 pandemic. However, the Bank’s reported regulatory capital ratios could be adversely impacted by future credit losses related to the COVID-19 pandemic. We recognize that we face extraordinary circumstances, and we intend to monitor developments and potential impacts on our capital.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2020 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 13, 2020.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations. A brief discussion of each of these areas appears in our 2019 Annual Report on Form 10-K. During the first six months of 2020, we did not significantly alter the manner in which we applied our Critical Accounting Policies or developed related assumptions and estimates.

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

Depending on, among other things, the duration and severity of the impacts of the COVID-19 pandemic, we could have to reevaluate our financial condition and potential impairment of our goodwill.

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write-downs of OREO properties, write-downs on premises held-for-sale, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At June 30, 2020 and December 31, 2019, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Net Income

Our net income for the six months ended June 30, 2020 was $4.0 million, or $0.54 diluted earnings per common share, as compared to $5.4 million, or $0.70 diluted earnings per common share, for the six months ended June 30, 2019. The $1.4 million decrease in net income between the two periods is primarily due to increases in provision for loan losses expense of $2.2 million and non-interest expense of $1.2 million, partially offset by an increase in net interest income of $1.0 million, an increase in non-interest income of $620 thousand, and a decrease in income tax expense of $408 thousand. The increase in provision for loan losses is primarily related to an increase in the qualitative factors in the company’s allowance for loan losses methodology related to the deteriorating economic conditions and economic uncertainties caused by the COVID-19 pandemic. The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $1.1 million. The increase in net interest income results from an increase of $124.7 million in average earning assets partially offset by a 23 basis point decline in the net interest margin between the two periods.  The increase in non-interest income is primarily related to an increase in mortgage banking income of $472 thousand and an increase in investment advisory fees and non-deposit commissions of $378 thousand partially offset by $182 thousand decrease in deposit service charges and $135 decrease in gains on sale of securities. Our effective tax rate was 19.47% during the first six months of 2020 compared to 20.40% during the first six months of 2019.

Net Interest Income

Net interest income is our primary source of revenue. Net interest income is the difference between income earned on assets such as loans, securities, and other short-term investments and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by rates earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Please refer to the table at the end of this Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the average yields on assets and average rates on interest-bearing liabilities during the six-month periods ended June 30, 2020 and 2019, along with average balances and the related interest income and interest expense amounts.

Net interest income increased $1.0 million or 5.6% to $19.2 million for the six months ended June 30, 2020 from $18.1 million for the six months ended June 30, 2019. Our net interest margin declined by 23 basis points to 3.43% during the first six months of 2020 from 3.66% during the first six months of 2019. Our net interest margin, on a taxable equivalent basis, was 3.46% for the first six months of 2020 compared to 3.70% for the first six months of 2019. Average earning assets increased $124.7 million, or 12.5%, to $1.1 billion for the six months ended June 30, 2020 as compared to $999.5 million in the same period of 2019. The increase in net interest income was primarily due to a higher level of average earning assets partially offset by lower net interest margin. The increase in average earning assets was due to an increases in loans, securities, and other short-term investments primarily due to Non-PPP loan growth, PPP loans, organic deposit growth, and excess liquidity from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. The decline in net interest margin was primarily due to the Federal Reserve reducing the target range of the federal funds rate three times totaling 75 basis points in reductions during 2019 and two times totaling 150 basis points in reductions during the first quarter of 2020 and lower yields on PPP loans and the excess liquidity generated from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic being deployed in lower yielding securities and other short-term investments. Lower market rates, a flat-to-inverted yield curve, the competitive loan pricing environment, and the COVID-19 pandemic put downward pressure on our net interest margin during the first six months of 2020.

Average loans increased $62.9 million, or 8.7%, to $789.3 million for the first six months of 2020 from $726.4 million for the first six months of 2019. Average PPP loans increased $15.9 million and average Non-PPP loans increased $46.9 million to $15.9 million and $773.3 million, respectively, for the first six months of 2020. Average loans represented 70.2% of average earning assets during the first six months of 2020 compared to 72.7% of average earning assets during the first six months of 2019. The decline in average loans as a percentage of average earning assets was primarily due to increases in deposits of $98.2 million and securities sold under agreements to repurchase of $17.7 million. The growth in our deposits and securities sold under agreements to repurchase was higher than the growth in our loans, which resulted in the excess funds being deployed in our securities portfolio and other short-term investments and to reduce Federal Home Loan Bank advances. The yield on loans declined 28 basis points to 4.55% in the first six months of 2020 from 4.83% in the first six months of 2019. Excluding PPP loans, the yield on Non-PPP loans was 4.58% in the first six months of 2020. Average securities and average other short-term investments for the six months ended June 30, 2020 increased $39.5 million and $22.4 million, respectively, from the prior year period. The yield on our securities portfolio declined to 2.31% for the six months ended June 30, 2020 from 2.66% for the same period in 2019; the yield on our other short-term investments declined to 0.88% for the six months ended June 30, 2020 from 2.43% for the same period in 2019. These declines were primarily related to the Federal Reserve reducing the target range of the federal funds as described above. The yield on earning assets for the six months ended June 30, 2020 and 2019 was 3.82% and 4.23%, respectively. The cost of interest-bearing liabilities was at 58 basis points in the first six months 2020 compared to 80 basis points in the first six months of 2019. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits and money market accounts). These accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. In the first six months of 2020, these deposits averaged 83.5% of total deposits as compared to 80.5% in the same period of 2019.

Provision and Allowance for Loan Losses

We account for our allowance for loan losses under the incurred loss model. As mentioned above, the CECL model will become effective for us on January 1, 2023. At June 30, 2020, the allowance for loan losses was $8.9 million, or 1.09% of total loans (excluding loans held-for-sale), compared to $7.7 million, or 1.03% of total loans (excluding loans held-for-sale) at March 31, 2020 and $6.6 million, or 0.90% of total loans (excluding loans held-for-sale) at December 31, 2019. The increase in the allowance for loan losses is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to the deteriorating economic conditions and economic uncertainties caused by the COVID-19 pandemic.

Loans that were acquired in the acquisition of Cornerstone Bancorp, otherwise referred to herein as Cornerstone, in 2017 as well as in the acquisition of Savannah River Financial Corp., otherwise referred to herein as Savannah River, in 2014 are accounted for under FASB ASC 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At June 30, 2020 and December 31, 2019, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $356 thousand and $534 thousand, respectively. Our provision for loan losses was $2.3 million and $114 thousand for the six months ended June 30, 2020 and 2019, respectively. The increase in the provision for loan losses is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to the deteriorating economic conditions and economic uncertainties caused by the COVID-19 pandemic.

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider qualitative factors such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. During the first quarter of 2020, we added a new qualitative factor related to the economic uncertainties caused by the COVID-19 pandemic. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the uncertainties related to the COVID-19 pandemic.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified as substandard, special mention and pass have been approximately 0.14%, 0.08% and 0.01%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, our net charge-offs have experienced a modest net recovery. We currently believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle; however, the COVID-19 pandemic and the government and economic responses thereto may materially affect the risk within our loan portfolios.

We have a significant portion of our loan portfolio with real estate as the underlying collateral. At June 30, 2020 and December 31, 2019, approximately 85.6% and 91.6%, respectively, of the loan portfolio had real estate collateral. The reduction in the percent of our loan portfolio with real estate as the underlying collateral is due to the increase in PPP loans, which increased to $47.9 million at June 30, 2020 from $0 at December 31, 2019. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

Non-performing assets were $3.3 million (0.25% of total assets) at June 30, 2020 as compared to $3.7 million (0.32% of total assets) at December 31, 2019. While we believe the non-performing assets to total assets ratios are favorable in comparison to current industry results (both nationally and locally), we continue to monitor the impact of the COVID-19 pandemic on our customer base of local businesses and professionals. There were 28 loans totaling $1.8 million (0.22% of total loans) included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at June 30, 2020. The largest loan included in non-accrual status is in the amount of $630 thousand and is secured by commercial non-owner occupied real estate located in Aiken, South Carolina. The average balance of the remaining 27 loans is approximately $44 thousand with a range between $0 and $300 thousand, and the majority of these loans are secured by first mortgage liens. Furthermore, we had $1.6 million in accruing trouble debt restructurings, or TDRs, at June 30, 2020 compared to $1.7 million at December 31, 2019. We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. Nonaccrual loans and accruing trouble debt restructurings are considered impaired. At June 30, 2020, we had 33 impaired loans totaling $3.4 million compared to 33 impaired loans totaling $4.0 million at December 31, 2019. These loans were measured for impairment under the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. At June 30, 2020, we had loans totaling $311 thousand that were delinquent 30 days to 89 days representing 0.04% of total loans compared to $476 thousand or 0.06% of total loans at December 31, 2019.

Due to the COVID-19 pandemic and our proactive offerings of payment deferrals, loans on which payments have been deferred increased to $175.0 million at June 30, 2020 from $118.3 million at March 31, 2020 and $0 at December 31, 2019. Some of these deferments were to businesses that temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash.  We offered deferrals to our customers regardless of the impact of the pandemic on their business or personal finances. Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans and given the on-going and uncertain impact of the COVID-19 pandemic, we will continue to monitor our loan portfolio for potential risks.

  The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019
Average loans outstanding (including loans held-for-sale)	$789,250	$726,398
Loans outstanding at period end (excluding loans held-for-sale)	$817,372	$726,707
Non-performing assets:
Nonaccrual loans	$1,806	$2,690
Loans 90 days past due still accruing	—	—
Foreclosed real estate	1,449	1,412
Repossessed-other	—	—
Total non-performing assets	$3,255	$4,102

Beginning balance of allowance	$6,627	$6,263
Loans charged-off:
Commercial	—	2
Real Estate - Construction	—	—
Real Estate Mortgage - Residential	—	7
Real Estate Mortgage - Commercial	1	—
Consumer - Home Equity	—	1
Consumer - Other	47	66
Total loans charged-off	48	76
Recoveries:
Commercial	3	—
Real Estate - Construction	—	—
Real Estate Mortgage - Residential	—	—
Real Estate Mortgage - Commercial	9	41
Consumer - Home Equity	1	—
Consumer - Other	19	20
Total recoveries	32	61
Net loan charge offs	16	15
Provision for loan losses	2,325	114
Balance at period end	$8,936	$6,362

Net charge offs to average loans (annualized)	0.00%	0.00%
Allowance as percent of total loans	1.09%	0.88%
Non-performing assets as % of total assets	0.25%	0.36%
Allowance as % of non-performing loans	274.53%	155.09%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	June 30, 2020		December 31, 2019
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$769	9.2%	$427	7.3%
Real Estate – Construction	165	2.0%	111	1.9%
Real Estate Mortgage:
Residential	497	6.0%	367	6.3%
Commercial	6,469	77.7%	4,602	78.7%
Consumer:
Home Equity	293	3.5%	240	4.1%
Other	133	1.6%	97	1.7%
Unallocated	610	N/A	783	N/A
Total	$8,956	100.0%	$6,627	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first six months of 2020 was $6.3 million as compared to $5.7 million during the same period in 2019. Deposit service charges decreased $182 thousand during the first six months of 2020 as compared to the same period in 2019 primarily due to customers holding higher balances in their deposit accounts due to proceeds from PPP loans and other stimulus funds related to the COVID-19 pandemic. Mortgage banking income increased by $472 thousand from $2.1 million in the first six months of 2019 to $2.6 million in the first six months of 2020. Mortgage production including loans held-for-sale and portfolio loans in the first six months of 2020 was $89.2 million as compared to $62.7 million in the same period of 2019. With the decline in mortgage interest rates, refinance activity increased during the first six months of 2020 and represented 53.7% of production. Investment advisory fees increased $378 thousand to $1.3 million during the first six months of 2020 from $927 thousand during the first six months of 2019. Total assets under management were $391 million at June 30, 2020 as compared to $370 million at December 31, 2019 and $334 million at June 30, 2019. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions. Gain on sale of securities was $0 during the first six months of 2020 compared to $135 thousand during the first six months of 2019.

Non-interest income, other increased $78 thousand in the first six months of 2020 as compared to the same period in 2019 primarily due to higher ATM debit card income.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Six months ended June 30,
	2020	2019
ATM debit card income	$1,064	$994
Income on bank owned life insurance	365	341
Rental income	126	140
Loan late charges	59	49
Safe deposit fees	27	27
Wire transfer fees	43	38
Other	157	174
Total	$1,841	$1,763

Non-interest expense increased $1.2 million in the first six months of 2020 to $18.2 million as compared to $17.0 million in the first six months of 2019 primarily due to higher salaries and benefits, data processing expense, and COVID-19 related expenses. Salary and benefit expense increased $1.1 million from $10.4 million in the first six months of 2019 to $11.5 million in the first six months of 2020 primarily due to normal salary adjustments, temporary bonuses related to the COVID-19 pandemic paid to certain employees and the opening of our full-service de novo office in June 2019 in Evans, Georgia in Columbia County, a suburb of Augusta, Georgia. We had 242 full time equivalent employees at June 30, 2020 compared to 244 at June 30, 2019. Furthermore, we incurred COVID-19 related expenses in occupancy expense for additional cleaning and personal protective equipment for our employees and offices; and in equipment expense for laptops and other technology to promote a remote work environment.

Non-interest expense, other increased $287 thousand in the first six months of 2020 as compared to the same period in 2019 primarily due to higher data processing expense, which includes ATM debit card expense.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Six months ended June 30,
	2020	2019
Data processing	$1,533	$1,276
Supplies	66	83
Telephone	171	211
Courier	83	68
Correspondent services	136	121
Insurance	156	121
Postage	20	23
Legal and professional fees	530	442
Loss on limited partnership interest	—	23
Director fees	172	183
Shareholder expense	98	78
Dues	72	70
Subscriptions	75	94
Loan closing costs/fees	176	161
Other	444	491
Total	$3,732	$3,445

Income Tax Expense

Our effective tax rate was 19.5% and 20.4% in the first six months of 2020 and 2019, respectively. The effective rate in 2020 and 2019 is impacted by the passing of the Tax Cut and Jobs Act on December 22, 2017. The federal tax rate prior to this change was 34%, and beginning January 1, 2018, the rate was lowered to 21%.

Comparison of Results of Operations for Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Net Income

Our net income for the three months ended June 30, 2020 was $2.2 million, or $0.30 diluted earnings per common share, as compared to $2.9 million, or $0.37 diluted earnings per common share, for the three months ended June 30, 2019. The $664 thousand decrease in net income between the two periods is primarily due to increases in provision for loan losses expense of $1.2 million and non-interest expense of $491 thousand, partially offset by an increase in net interest income of $627 thousand, an increase in non-interest income of $201 thousand, and a decrease in income tax expense of $240 thousand. The increase in provision for loan losses is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to the deteriorating economic conditions and economic uncertainties caused by the COVID-19 pandemic. The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $630 thousand partially offset by a decrease in marketing and public relations expense of $183 thousand. The increase in net interest income results from an increase of $165.8 million in average earning assets partially offset by a 29 basis point decline in the net interest margin between the two periods.  The increase in non-interest income is primarily related to an increase in mortgage banking income of $334 thousand and an increase in investment advisory fees and non-deposit commissions of $182 thousand partially offset by $170 thousand in lower deposit service charges and $164 lower gains on sale of securities. Our effective tax rate was 19.35% during the second quarter of 2020 compared to 21.13% during the second quarter of 2019.

Net Interest Income

Please refer to the table at the end of this Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the average yields on assets and average rates on interest-bearing liabilities during the three-month periods ended June 30, 2020 and 2019, along with average balances and the related interest income and interest expense amounts.

Net interest income increased $627 thousand or 6.9% to $9.7 million for the three months ended June 30, 2020 from $9.1 million for the three months ended June 30, 2019. Our net interest margin declined by 29 basis points to 3.35% during the second quarter of 2020 from 3.64% during the second quarter of 2019. Our net interest margin, on a taxable equivalent basis, was 3.38% for the second quarter of 2020 compared to 3.67% for the second quarter of 2019. Average earning assets increased $165.8 million, or 16.5%, to $1.2 billion for the three months ended June 30, 2020 as compared to $1.0 billion in the same period of 2019. The increase in net interest income was primarily due to a higher level of average earning assets partially offset by lower net interest margin. The increase in average earning assets was due to an increases in loans, securities, and other short-term investments primarily due to Non-PPP loan growth, PPP loans, organic deposit growth, and excess liquidity from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. The decline in net interest margin was primarily due to the Federal Reserve reducing the target range of the federal funds rate three times totaling 75 basis points in reductions during 2019 and two times totaling 150 basis points in reductions during the first quarter of 2020 and lower yields on PPP loans and the excess liquidity generated from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic being deployed in lower yielding securities and other short-term investments. Lower market rates, the competitive loan pricing environment, and the COVID-19 pandemic put downward pressure on our net interest margin during the second quarter of 2020.

Average loans increased $96.1 million, or 13.2%, to $824.8 million for the second quarter of 2020 from $728.7 million for the second quarter of 2019. Average PPP loans increased $31.8 million and average Non-PPP loans increased $64.3 million to $31.8 million and $793.0 million, respectively, for the second quarter of 2020. Average loans represented 70.4% of average earning assets during the second quarter of 2020 compared to 72.5% of average earning assets during the second quarter of 2019. The decline in average loans as a percentage of average earning assets was primarily due to increases in deposits of $135.9 million and securities sold under agreements to repurchase of $12.1 million. The growth in our deposits and securities sold under agreements to repurchase was higher than the growth in our loans, which resulted in the excess funds being deployed in our securities portfolio and other short-term investments. The yield on loans declined 44 basis points to 4.40% in the second quarter of 2020 from 4.84% in the second quarter of 2019. Excluding PPP loans, the yield on Non-PPP loans was 4.46% in the second quarter of 2020. Average securities and average other short-term investments for the three months ended June 30, 2020 increased $44.6 million and $25.1 million, respectively, from the prior year period. The yield on our securities portfolio declined to 2.20% for the three months ended June 30, 2020 from 2.66% for the same period in 2019; the yield on our other short-term investments declined to 0.29% for the three months ended June 30, 2020 from 2.37% for the same period in 2019. These declines were primarily related to the Federal Reserve reducing the target range of the federal funds as described above. The yield on earning assets for the three months ended June 30, 2020 and 2019 was 3.66% and 4.23%, respectively. The cost of interest-bearing liabilities was at 48 basis points in the second quarter of 2020 compared to 84 basis points in the second quarter of 2019. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits and money market accounts). These accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. In the second quarter of 2020, these deposits averaged 84.3% of total deposits as compared to 80.9% in the same period of 2019.

Non-interest Income and Non-interest Expense

Non-interest income during the second quarter of 2020 was $3.4 million as compared to $3.2 million during the same period in 2019. Deposit service charges decreased $170 thousand during the second quarter of 2020 as compared to the same period in 2019 primarily due to customers holding higher balances in their deposit accounts due to proceeds from PPP loans and other stimulus funds related to the COVID-19 pandemic. Mortgage banking income increased by $334 thousand from $1.2 million in the second quarter of 2019 to $1.6 million in the second quarter of 2020. Mortgage production including loans held-for-sale and portfolio loans in the second quarter of 2020 was $53.9 million as compared to $36.9 million in the same period of 2019. With the low mortgage interest rate environment, refinance activity represented 59.6% of production during the second quarter of 2020. Investment advisory fees increased $182 thousand to $671 thousand during the second quarter of 2020 from $489 thousand during the second quarter of 2019. Total assets under management were $391 million at June 30, 2020 as compared to $370 million at December 31, 2019 and $334 million at June 30, 2019. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions. Gain on sale of securities was $0 during the second quarter of 2020 compared to $164 thousand during the second quarter of 2019.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Three months ended June 30,
	2020	2019
ATM debit card income	$552	$532
Income on bank owned life insurance	183	172
Rental income	60	70
Loan late charges	33	23
Safe deposit fees	12	12
Wire transfer fees	23	20
Other	71	89
Total	$934	$918

Non-interest expense increased $491 thousand in the second quarter of 2020 to $9.1 million as compared to $8.6 million in the second quarter of 2019. This increase is primarily a result of normal salary adjustments; COVID-19 related expenses in salaries and benefits for temporary bonuses paid to certain employees, in occupancy expense for additional cleaning and personal protective equipment for our employees and offices, and in equipment expense for laptops and other technology to promote a remote work environment; data processing expense; and the opening of our full-service de novo office in Evans, Georgia in June 2019 partially offset by lower marketing and public relations expense. Salary and benefit expense increased $630 thousand from $5.2 million in the second quarter of 2019 to $5.8 million in the second quarter of 2020. We had 242 full time equivalent employees at June 30, 2020 compared to 244 at June 30, 2019. Marketing and public relations expense declined $183 thousand to $247 thousand in the second quarter of 2020 from $430 in the second quarter of 2019. The timing of our planned media campaigns in 2020, which is a presidential election year, impacts the recognition of marketing expense, and it is expected that the overall 2020 annual media cost will not vary substantially from the annual cost incurred in 2019. Marketing and public relations expense for the first six months of 2020 was $601 thousand compared to $605 thousand in the first six months of 2019.

Other non-interest expense increased $101 thousand to $1.8 million in the second quarter of 2020 as compared to $1.7 million in the same period of 2019 primarily due to higher data processing expense, which includes ATM debit card expense.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Three months ended
	June 30,
	2020	2019
Data processing	$756	$659
Supplies	31	38
Telephone	89	106
Courier	41	30
Correspondent services	70	30
Insurance	78	64
Postage	9	12
Legal and professional fees	275	211
Loss on limited partnership interest	—	12
Director fees	90	96
Shareholder expense	48	38
Dues	36	35
Subscriptions	36	46
Loan closing costs/fees	106	80
Other	179	286
	$1,844	$1,743

Financial Position

Assets totaled $1.3 billion at June 30, 2020 and $1.2 billion at December 31, 2019. Loans (excluding loans held-for-sale) increased $80.3 million or 10.9% to $817.4 million at June 30, 2020 from $737.0 million at December 31, 2019.
Non-PPP loans increased $32.5 million or 4.4% to $769.5 million at June 30, 2020 from $737.0 million at December 31, 2019. Through June 30, 2020, we funded 770 PPP loans totaling $50.1 million in principal balance. Net of payoffs, we had 766 PPP Loans totaling $49.4 million gross of deferred fees and costs and $47.9 million net of deferred fees and costs at June 30, 2020. Total loan production was $39.3 million during the second quarter of 2020 and $72.8 million during the first six months of 2020. The ratio of loan growth to loan production increased to 50.8% during the second quarter of 2020 from 37.3% during the first quarter of 2020 and from the average of approximately 32% in 2019. Loans held-for-sale increased to $33.5 million at June 30, 2020 from $11.2 million at December 31, 2019 due to record mortgage production of $53.9 million during the second quarter of 2020. The loan-to-deposit ratio (including loans held-for-sale) at June 30, 2020 and December 31, 2019 was 76.0% and 75.7%, respectively. Investment securities increased to $298.0 million at June 30, 2020 from $288.8 million at December 31, 2019. Other short-term investments increased to $77.6 million at June 30, 2020 from $32.7 million at December 31, 2019. The increases in investments and other short-term investments are primarily due to organic deposit growth and excess liquidity from customer’s PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(Dollars in thousands)	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial, financial & agricultural	$107,184	13.1%	$51,805	7.0%
Real estate:
Construction	82,584	10.1%	73,512	10.0%
Mortgage – residential	45,424	5.6%	45,357	6.2%
Mortgage – commercial	544,670	66.6%	527,447	71.5%
Consumer:
Home Equity	27,156	3.3%	28,891	3.9%
Other	10,355	1.3%	10,016	1.4%
Total gross loans	817,372	100.0%	737,028	100.0%
Allowance for loan losses	(8,936)		(6,627)
Total net loans	$808,436		$730,401

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

Deposits increased $130.7 million or 13.2% to $1.1 billion at June 30, 2020 as compared to $988.2 million at December 31, 2019.  Our pure deposits, which are defined as total deposits less certificates of deposits, increased $136.5 million, or 16.1% to $983.8 million at June 30, 2020 from $847.3 million at December 31, 2019.  The increase in pure deposits was primarily due to organic deposit growth and customer’s proceeds from PPP loans and other stimulus funds related to the COVID-19 pandemic. We had no brokered deposits and no listing services deposits at June 30, 2020.  Our securities sold under agreements to repurchase, which are related to our customer cash management accounts, increased $12.4 million or 37.2% to $45.7 million at June 30, 2020 from $33.3 million at December 31, 2019.  We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds.

Total shareholders’ equity increased $10.6 million or 8.8% to $130.8 million at June 30, 2020 from $120.2 million at December 31, 2019.  The increase in shareholders’ equity is primarily due to an increase in retention of earnings less dividends paid of $2.2 million, an increase in accumulated other comprehensive income of $7.9 million, $0.3 thousand related to executive and director stock awards, and $0.2 thousand related to our dividend reinvestment plan.  The increase in accumulated other comprehensive income was due to a reduction in market interest rates, which resulted in an increase in the net unrealized gains in our investment securities portfolio. During 2019, we completed a repurchase plan approved in May 2019 of 300,000 shares of our outstanding common stock at a cost of approximately $5.6 million with an average price of $18.79. As of June 30, 2019, we repurchased 185,361 shares of our outstanding common stock of approximately $3.4 million with an average price of $18.41. The remaining 114,639 shares were repurchased in July 2019. We announced during the third quarter of 2019 the approval of a new share repurchase plan, which was the second share repurchase plan announced during 2019, of up to 200,000 shares of our outstanding common stock.  Although no share repurchases have been made under this second share repurchase plan announced during 2020, it provides us with flexibility in managing our capital going forward.

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at June 30, 2020 and December 31, 2019 over the subsequent 12 months. At June 30, 2020 we were slightly asset sensitive over the first 12-months compared to slightly liability sensitive over the first 12-months at December 31, 2019. The change to the slightly asset sensitive position at June 30, 2020 was due to an increase in very rate sensitive interest bearing cash with the majority of funding growth occurring in less rate sensitive non-maturing deposits. At December 31, 2019, we were slightly liability sensitive over the first three month period and over the balance of a 12-month period are asset sensitive on a cumulative basis. As a result, our modeling at December 31, 2019 reflects a modest decline in our net interest income in a rising rate environment over the first 12 months. This negative impact of rising rates reverses and net interest income is favorably impacted over a 24-month period. In a declining rate environment, the model reflects a decline in net interest income. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	June 30, 2020	December 31, 2019
+200bp	1.28%	-2.30%
+100bp	0.69%	-1.09%
Flat	—	—
-100bp	-1.32%	-1.88%
-200bp	-1.32%	-5.08%

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At June 30, 2020 and December 31, 2019, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 16.41% and 5.85%, respectively. The PVE exposure in a down 100 basis point decrease was estimated to be (12.63)% at June 30, 2020 compared to (7.68)% at December 31, 2019.

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

As of June 30, 2020, we have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic. We had no brokered deposits and no listing services deposits at June 30, 2020. We believe that we have ample liquidity to meet the needs of our customers and to manage through the COVID-19 pandemic through our low cost deposits; our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks; and our ability to obtain advances secured by certain securities and loans from the Federal Home Loan Bank.  Furthermore, we are approved to participate in the PPPLF to fund PPP loans, if needed.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2020, we had issued commitments to extend unused credit of $129.6 million, including $41.3 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2019, we had issued commitments to extend unused credit of $135.7 million, including $39.8 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity declined to 9.9% of total assets at June 30, 2020 from 10.3% at December 31, 2019 primarily due to the PPP loans and excess liquidity from customer’s PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. The Bank maintains federal funds purchased lines in the total amount of $60.0 million with two financial institutions, although these were not utilized at June 30, 2020; and $10.0 million through the Federal Reserve Discount Window. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. Furthermore, the Federal Reserve has provided a lending facility, the PPPLF, that will allow us to obtain funding specifically for loans that we make under the PPP, which will allow us to retain existing sources of liquidity for our traditional operations. PPP loans will be pledged as collateral on any of the Bank’s borrowings under the PPPLF lending facility. Through June 30, 2020, we funded 770 PPP loans totaling $50.1 million in principal balance. Net of payoffs, we had 766 PPP loans totaling $49.4 million gross of deferred fees and costs and $47.9 million net of deferred fees and costs at June 30, 2020. Currently, the Bank has sufficient liquidity to fund PPP loans without accessing the PPPLF; however, the Bank has the option to use the PPPLF, if needed.

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

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules, discussed above, and, if applicable, is considered to have met the “well capitalized” capital ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III rules and file the appropriate regulatory reports. We did not elect to use the community bank leverage ratio framework but may make such an election in the future.

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of June 30, 2020, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

Dollars in thousands		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
June 30, 2020
Leverage Ratio	9.31%	5.00%	4.00%	$53,628	$66,062
Common Equity Tier 1 Capital Ratio	13.02%	6.50%	4.50%	57,993	75,778
Tier 1 Capital Ratio	13.02%	8.00%	6.00%	44,654	62,440
Total Capital Ratio	14.03%	10.00%	8.00%	35,805	53,590
December 31, 2019
Leverage Ratio	9.97%	5.00%	4.00%	$56,197	$67,508
Common Equity Tier 1 Capital Ratio	13.47%	6.50%	4.50%	58,345	75,086
Tier 1 Capital Ratio	13.47%	8.00%	6.00%	45,789	62,530
Total Capital Ratio	14.26%	10.00%	8.00%	35,675	52,416

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.31%, 13.02% and 14.03%, respectively, at June 30, 2020 as compared to 9.97%, 13.47%, and 14.26%, respectively, at December 31, 2019. The Bank’s Common Equity Tier 1 ratio at June 30, 2020 was 13.02% and at December 31, 2019 was 13.47%. Under the Basel III rules, we anticipate that the Bank will remain a well capitalized institution for at least the next 12 months. Furthermore, based on our strong capital, conservative underwriting, and internal stress testing, we expect to remain well capitalized throughout the COVID-19 pandemic. However, the Bank’s reported and regulatory capital ratios could be adversely impacted by future credit losses related to the COVID-19 pandemic. We recognize that we face extraordinary circumstances, and we intend to monitor developments and potential impacts on our capital.

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the second quarter of 2020 of $0.12 per common share.  This dividend is payable on August 17, 2020 to shareholders of record of our common stock as of August 3, 2020.

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

Average Balances, Income Expenses and Rates. The following tables depicts, for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense on an annualized basis by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$789,250	$17,845	4.55%	$726,398	$17,401	4.83%
Securities	290,624	3,337	2.31%	251,114	3,315	2.66%
Other short-term investments	44,339	194	0.88%	21,952	264	2.43%
Total earning assets	1,124,213	21,376	3.82%	999,464	20,980	4.23%
Cash and due from banks	14,926			13,680
Premises and equipment	34,920			35,645
Goodwill and other intangibles	16,015			16,509
Other assets	40,089			37,407
Allowance for loan losses	(7,366)			(6,334)
Total assets	$1,222,797			$1,096,371

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$224,405	162	0.15%	$198,270	284	0.29%
Money market accounts	200,967	528	0.53%	178,201	822	0.93%
Savings deposits	106,191	46	0.09%	107,779	71	0.13%
Time deposits	167,696	1,019	1.22%	178,424	1,005	1.14%
Other borrowings	69,623	461	1.33%	53,290	662	2.51%
Total interest-bearing liabilities	768,882	2,216	0.58%	715,964	2,844	0.80%
Demand deposits	315,473			253,839
Other liabilities	13,252			11,039
Shareholders’ equity	125,190			115,529
Total liabilities and shareholders’ equity	$1,222,797			$1,096,371

Cost of funds, including demand deposits			0.41%			0.59%
Net interest spread			3.24%			3.43%
Net interest income/margin		$19,160	3.43%		$18,136	3.66%
Net interest income/margin FTE basis		$19,341	3.46%		$18,344	3.70%

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$824,842	$9,018	4.40%	$728,711	$8,792	4.84%
Securities	294,915	1,611	2.20%	250,316	1,658	2.66%
Other short-term investments	51,426	37	0.29%	26,375	156	2.37%
Total earning assets	1,171,183	10,666	3.66%	1,005,402	10,606	4.23%
Cash and due from banks	14,820			13,998
Premises and equipment	34,837			35,765
Goodwill and other intangibles	15,967			16,443
Other assets	40,489			38,094
Allowance for loan losses	(8,052)			(6,355)
Total assets	$1,269,244			$1,103,347

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$232,611	$59	0.10%	$202,096	$135	0.27%
Money market accounts	203,641	179	0.35%	177,039	481	1.09%
Savings deposits	108,608	17	0.06%	107,638	36	0.13%
Time deposits	165,995	481	1.17%	176,715	528	1.20%
Other borrowings	68,913	187	1.09%	50,012	310	2.49%
Total interest-bearing liabilities	779,768	923	0.48%	713,500	1,490	0.84%
Demand deposits	349,232			260,712
Other liabilities	13,328			11,880
Shareholders’ equity	126,916			117,255
Total liabilities and shareholders’ equity	$1,269,244			$1,103,347

Cost of funds, including demand deposits			0.33%			0.61%
Net interest spread			3.18%			3.39%
Net interest income/margin		$9,743	3.35%		$9,116	3.64%
Net interest income/margin FTE basis		$9,846	3.38%		$9,210	3.67%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -

OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against us which we believe, if determined adversely, would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the period ended March 31, 2020, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Forward-Looking Statements” set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

We are providing the following risk factors to supplement the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

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

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have retail offices, and of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and at times, ordering temporary closures of businesses. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.

The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operation. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

•	employees contracting COVID-19;

•	reductions in our operating effectiveness as a portion of our employees work from home;

•	a work stoppage, forced quarantine, or other interruption of our business;

•	unavailability of key personnel necessary to conduct our business activities;

•	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;

•	sustained closures of our branch lobbies or the offices of our customers;

•	declines in demand for loans and other banking services and products;

•	reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic;

•	unprecedented volatility in United States financial markets;

•	volatile performance of our investment securities portfolio;

•	decline in the credit quality of our loan portfolio, owing to the effects of the COVID-19 pandemic in the markets we serve, leading to a need to increase our allowance for loan losses;

•	declines in value of collateral for loans, including real estate collateral;

•	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us; and

•	declines in demand resulting from businesses suffering adverse effects from reduced levels of economic activity in our markets.

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

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $320 billion of PPP loan funding was authorized. Since the opening of the PPP, several banks have been subject to litigation regarding the process, procedures and practices used in processing applications for the PPP, including litigation from purported agents with respect to agent fees. In mid-June 2020, we were named as a defendant, along with several other banks, in a potential class action lawsuit with respect to agent fees. We believe the lawsuit against us is meritless for several reasons, and will continue to defend it aggressively. The Company and the Bank may be exposed to further risk of litigation from both clients and non-clients regarding the process, procedures and practices used in processing applications for the PPP. If any such litigation is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company or the Bank.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable.

(b)	Not Applicable.

(c)	Although we have an authorized repurchase plan to repurchase up to 200,000 share of our common stock, no share repurchases were made in the second quarter of 2020.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 22, 2019).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements. Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: August 10, 2020	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

