Form 10-Q
period 2020-09-30
FIRST COMMUNITY CORP /SC/
filed 2020-11-06
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 6, 2020, 7,492,908 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
(Dollars in thousands, except par value)	2020	December 31,
	(Unaudited)	2019
ASSETS
Cash and due from banks	$17,279	$14,951
Interest-bearing bank balances	106,231	32,741
Investment securities - available-for-sale	293,472	286,800
Other investments, at cost	2,053	1,992
Loans held-for-sale	37,587	11,155
Loans	844,460	737,028
Less, allowance for loan losses	10,113	6,627
Net loans	834,347	730,401
Property, furniture and equipment - net	34,527	35,008
Lease right-of-use asset	3,078	3,215
Premises held-for-sale	591	591
Bank owned life insurance	28,588	28,041
Other real estate owned	1,313	1,410
Intangible assets	1,188	1,483
Goodwill	14,637	14,637
Other assets	6,913	7,854
Total assets	$1,381,804	$1,170,279
LIABILITIES
Deposits:
Non-interest bearing	$365,505	$289,829
Interest bearing	808,046	698,372
Total deposits	1,173,551	988,201
Securities sold under agreements to repurchase	47,142	33,296
Federal Home Loan Bank advances	—	211
Junior subordinated debentures	14,964	14,964
Lease liability	3,154	3,266
Other liabilities	9,749	10,147
Total liabilities	1,248,560	1,050,085
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,492,908 at September 30, 2020 7,440,026 at December 31, 2019	7,493	7,440
Nonvested restricted stock	(327)	(151)
Additional paid in capital	91,270	90,488
Retained earnings	23,912	19,927
Accumulated other comprehensive income	10,896	2,490
Total shareholders’ equity	133,244	120,194
Total liabilities and shareholders’ equity	$1,381,804	$1,170,279

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2020	2019
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$27,254	$26,492
Taxable securities	3,797	3,840
Non-taxable securities	1,065	1,084
Other short-term investments	224	410
Other	12	18
Total interest income	32,352	31,844
Interest expense:
Deposits	2,415	3,401
Securities sold under agreement to repurchase	166	303
Other borrowed money	435	651
Total interest expense	3,016	4,355
Net interest income	29,336	27,489
Provision for loan losses	3,387	139
Net interest income after provision for loan losses	25,949	27,350
Non-interest income:
Deposit service charges	851	1,212
Mortgage banking income	3,957	3,333
Investment advisory fees and non-deposit commissions	1,977	1,436
Gain on sale of securities	99	135
Gain (loss) on sale of other assets	147	(3)
Non-recurring bank owned life insurance (BOLI) income	311	—
Other	2,823	2,695
Total non-interest income	10,165	8,808
Non-interest expense:
Salaries and employee benefits	17,580	15,845
Occupancy	2,058	2,005
Equipment	934	1,140
Marketing and public relations	943	764
FDIC assessments	267	135
Other real estate expense	154	78
Amortization of intangibles	295	397
Other	5,652	5,389
Total non-interest expense	27,883	25,753
Net income before tax	8,231	10,405
Income taxes	1,568	2,131
Net income	$6,663	$8,274

Basic earnings per common share	$0.90	$1.10
Diluted earnings per common share	$0.89	$1.08

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2020	2019
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$9,408	$9,091
Taxable securities	1,135	1,259
Non-taxable securities	390	350
Other short-term investments	40	158
Other	3	6
Total interest income	10,976	10,864
Interest expense:
Deposits	659	1,219
Securities sold under agreement to repurchase	25	102
Other borrowed money	116	190
Total interest expense	800	1,511
Net interest income	10,176	9,353
Provision for loan losses	1,062	25
Net interest income after provision for loan losses	9,114	9,328
Non-interest income:
Deposit service charges	242	421
Mortgage banking income	1,403	1,251
Investment advisory fees and non-deposit commissions	672	509
Gain on sale of securities	99	—
Gain on sale of other assets	141	—
Non-recurring bank owned life insurance (BOLI) income	311	—
Other	982	932
Total non-interest income	3,850	3,113
Non-interest expense:
Salaries and employee benefits	6,087	5,465
Occupancy	736	703
Equipment	318	365
Marketing and public relations	342	159
FDIC assessment	137	(10)
Other real estate expense	79	31
Amortization of intangibles	95	133
Other	1,920	1,944
Total non-interest expense	9,714	8,790
Net income before tax	3,250	3,651
Income taxes	598	753
Net income	$2,652	$2,898

Basic earnings per common share	$0.36	$0.39
Diluted earnings per common share	$0.35	$0.39

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands)
	Nine months ended September 30,
	2020	2019

Net income	$6,663	$8,274

Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of tax expense of $2,255 and $1,511, respectively	8,484	5,677

Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax benefit $21 and $29, respectively	(78)	(106)

Other comprehensive income	8,406	5,571
Comprehensive income	$15,069	$13,845

(Dollars in thousands)
	Three months ended September 30,
	2020	2019

Net income	$2,652	$2,898

Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of tax expense of $160 and $271, respectively	602	1,232

Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax benefit of $21 and $0, respectively	(78)	—

Other comprehensive income	524	1,232
Comprehensive income	$3,176	$4,130

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2020 and 2019

(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars and shares in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2019	7,440	$7,440	$90,488	$(151)	$19,927	$2,490	$120,194
Net income					6,663		6,663
Other comprehensive income net of tax expense of $2,234						8,406	8,406
Issuance of common stock			4				4
Issuance of restricted stock	18	18	348	(366)			—
Issuance of common stock-deferred compensation	18	18	182				200
Amortization of compensation on restricted stock				190			190
Shares retired	(1)	(1)	(14)				(15)
Dividends: Common ($0.36 per share)					(2,678)		(2,678)
Dividend reinvestment plan	18	18	262				280
Balance, September 30, 2020	7,493	$7,493	$91,270	$(327)	$23,912	$10,896	$133,244

							Accumulated
	Common		Common	Additional	Nonvested		Other
(Dollars and shares in thousands)	Shares	Common	Stock	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2018	7,639	$7,639	$31	$95,048	$(149)	$12,262	$(2,334)	$112,497
Net Income						8,274		8,274
Other comprehensive income net of tax expense of $1,482							5,571	5,571
Issuance of restricted stock	8	8		162	(170)			—
Amortization of compensation on restricted stock					124			124
Shares retired	(8)	(8)		(148)				(156)
Exercise of warrants	26	26	(18)	(8)				—
Stock repurchase plan	(300)	(300)		(5,338)				(5,638)
Issuance of common stock - deferred compensation	24	24		241				265
Dividends: Common ($0.33 per share)						(2,512)		(2,512)
Dividend reinvestment plan	20	20		335				355
Balance, September 30, 2019	7,409	$7,409	$13	$90,292	$(195)	$18,024	$3,237	$118,780

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars and shares in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2019	7,440	$7,440	$90,488	$(151)	$19,927	$2,490	$120,194
Net income					1,794		1,794
Other comprehensive income net of tax expense of $899						3,381	3,381
Issuance of common stock			4				4
Issuance of restricted stock	18	18	348	(366)			—
Amortization of compensation on restricted stock				52			52
Shares retired	(1)	(1)	(14)				(15)
Dividends: Common ($0.12 per share)					(891)		(891)
Dividend reinvestment plan	5	5	90				95
Balance, March 31, 2020	7,462	$7,462	$90,916	$(465)	$20,830	$5,871	$124,614

Net income					2,217		2,217
Other comprehensive income net of tax expense of $1,196						4,501	4,501
Issuance of common stock-Deferred Compensation	18	18	182				200
Amortization of compensation on restricted stock				69			69
Dividends: Common ($0.12 per share)					(892)		(892)
Dividend reinvestment plan	6	6	86				92
Balance, June 30, 2020	7,486	$7,486	$91,184	$(396)	$22,155	$10,372	$130,801

Net income					2,652		2,652
Other comprehensive income net of tax expense of $139						524	524
Amortization of compensation on restricted stock				69			69
Dividends: Common ($0.12 per share)					(895)		(895)
Dividend reinvestment plan	7	7	86				93
Balance, September 30, 2020	7,493	$7,493	$91,270	$(327)	$23,912	$10,896	$133,244

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common		Common	Additional	Nonvested		Other
(Dollars and shares in thousands)	Shares	Common	Stock	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	Earnings	Income (Loss)	Total
Balance December 31, 2018	7,639	$7,639	$31	$95,048	$(149)	$12,262	$(2,334)	$112,497
Net Income						2,495		2,495
Other comprehensive income net of tax expense of $601							2,305	2,305
Issuance of restricted stock	8	8		162	(170)			—
Amortization of compensation on restricted stock					33			33
Shares retired	(8)	(8)		(148)				(156)
Exercise of warrants	21	21	(14)	(7)				—
Dividends: Common ($0.11 per share)						(840)		(840)
Dividend reinvestment plan	5	5		95				100
Balance March 31, 2019	7,665	$7,665	$17	$95,150	$(286)	$13,917	$(29)	$116,434

Net income						2,881		2,881
Other comprehensive income net of tax expense of $610							2,034	2,034
Amortization of compensation on restricted stock					45			45
Exercise of warrants	2	2	(2)					—
Stock repurchase plan	(185)	(185)		(3,228)				(3,413)
Shares issued-deferred compensation	24	24		241				265
Dividends: Common ($0.11 per share)						(841)		(841)
Dividend reinvestment plan	5	5		79				84
Balance June 30, 2019	7,511	$7,511	$15	$92,242	$(241)	$15,957	$2,005	$117,489

Net Income						2,898		$2,898
Other comprehensive income net of tax expense of $271							1,232	1,232
Amortization of compensation on restricted stock					46			46
Exercise of warrants	3	3	(2)	(1)				—
Stock repurchase plan	(115)	(115)		(2,110)				(2,225)
Dividends: Common ($0.11 per share)						(831)		(831)
Dividend reinvestment plan	10	10		161				171
Balance September 30, 2019	7,409	$7,409	$13	$90,292	$(195)	$18,024	$3,237	$118,780

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$6,663	$8,274
Adjustments to reconcile net income to net cash used from operating activities:
Depreciation	1,218	1,000
Net premium amortization	1,694	1,658
Provision for loan losses	3,387	139
(Gain) Loss on sale of other real estate owned	(147)	3
Write-downs of other real estate owned	78	—
Origination of loans held-for-sale	(140,972)	(97,878)
Sale of loans held-for-sale	114,540	90,326
Amortization of intangibles	295	397
Accretion on acquired loans	(230)	(402)
Gain on sale of securities	(99)	(135)
Loss on fair value of equity securities	2	—
Decrease in other assets	(1,704)	(3,089)
(Decrease) Increase in other liabilities	(510)	2,522
Net cash used from operating activities	(15,785)	2,815
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(34,059)	(81,977)
Purchase of other investment securities	(70)	(37)
Maturity/call of investment securities available-for-sale	34,429	32,199
Proceeds from sale of securities available-for-sale	2,200	44,398
Proceeds from sale of other securities	—	—
Increase in loans	(107,163)	(16,322)
Proceeds from sale of other real estate owned	227	45
Proceeds from sale of fixed assets	—	301
Purchase of property and equipment	(737)	(2,391)
Net cash used in investing activities	(105,173)	(23,784)
Cash flows from financing activities:
Increase in deposit accounts	185,350	23,338
Increase in securities sold under agreements to repurchase	13,846	6,299
Advances from the Federal Home Loan Bank	34,001	65,000
Repayment of advances from Federal Home Loan Bank	(34,212)	(65,015)
Shares retired	(15)	(156)
Repurchase of common stock	—	(5,638)
Issuance of deferred compensation shares	200	265
Dividends paid: Common Stock	(2,678)	(2,512)
Proceeds from issuance of Common Stock	4	—
Dividend reinvestment plan	280	355
Net cash provided from financing activities	196,776	21,936
Net increase in cash and cash equivalents	75,818	967
Cash and cash equivalents at beginning of period	47,692	32,268
Cash and cash equivalents at end of period	$123,510	$33,235

Supplemental disclosure:
Cash paid during the period for:
Interest	$3,429	$4,301
Income taxes	$2,688	$2,060
Non-cash investing and financing activities:
Unrealized gain on securities	$10,640	$7,053
Recognition of operating lease right of use asset	$—	$3,260
Recognition of operating lease liability	$—	$3,291
Transfer of investment securities held-to-maturity to available-for-sale	$—	$16,144
Transfer of loans to foreclosed property	$78	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”), present fairly in all material respects the Company’s financial position at September 30, 2020 and December 31, 2019, and the Company’s results of operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Risk and Uncertainties

The coronavirus (COVID-19) pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. In particular, the COVID-19 pandemic has severely restricted the level of economic activity in our markets. Federal and state governments have taken, and may continue to take, unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed and businesses and schools have reopened with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which may cause a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and may prompt the need for additional aid and other forms of relief.

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Bank’s customers. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, significant volatility and disruption in financial markets, and has had an adverse effect on the Company’s business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and the timing and pace of recovery will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and the Company’s customers, employees and vendors.

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

Note 1—Nature of Business and Basis of Presentation-continued

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

As of September 30, 2020, the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that the Company has sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, the Bank’s reported and regulatory capital ratios could be adversely impacted by further credit losses.

We believe that we have ample liquidity to meet the needs of our customers and to manage through the COVID-19 pandemic through our low cost deposits; our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks; and our ability to obtain advances secured by certain securities and loans from the Federal Home Loan Bank.

Beginning in March 2020, the Company proactively offered payment deferrals for up to 90 days to its loan customers. We continue to consider potential deferrals with respect to certain customers, which we evaluate on a case-by-case basis. Loans on which payments have been deferred declined to $27.3 million at September 30, 2020 from $175.0 million at June 30, 2020. The $27.3 million in deferrals at September 30, 2020 includes nine loans totaling $11.4 million of remaining initial deferrals of which principal and interest are being deferred, and eight loans totaling $15.9 million of second deferrals of which only principal is being deferred. At its peak, which occurred during the second quarter of 2020, the Company granted payment deferments on loans totaling $206.9 million. As a result of normal payments being resumed by loan customers at the conclusion of their applicable payment deferral period, loans in which payments have been deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, and to $14.1 million at November 5, 2020.

The Company has evaluated its exposure to certain industry segments most impacted by the COVID-19 pandemic as of September 30, 2020:

Industry Segments	Outstanding	% of Loan	Avg. Loan	Avg. Loan to
(Dollars in millions)	Loan Balance	Portfolio	Size	Value
Hotels	$30.3	3.5%	$2.2	71%
Restaurants	$22.6	2.6%	$0.7	69%
Assisted Living	$8.8	1.0%	$1.8	48%
Retail	$79.8	9.1%	$0.6	57%

Note 2—Earnings Per Common Share and Share Based Compensation

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	.
	Nine months		Three months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019

Numerator (Net income available to common shareholders)	$6,663	$8,274	$2,652	$2,898
Denominator
Weighted average common shares outstanding for:
Basic shares	7,440	7,548	7,458	7,386
Dilutive securities:
Deferred compensation	24	40	13	39

Warrants/Restricted stock – Treasury stock method	11	42	11	38
Diluted shares	7,475	7,630	7,482	7,463
Earnings per common share:
Basic	0.90	1.10	0.36	0.39
Diluted	0.89	1.08	0.35	0.39
The average market price used in calculating assumed number of shares	$15.87	$19.06	$13.69	$18.95

In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, we redeemed the subordinated notes in full at par. In connection with the issuance of the subordinated debt, the Company issued warrants for 107,500 shares of common stock at $5.90 per share. There were 27,950 warrants outstanding at September 30, 2019 and these warrants are included in dilutive securities in the table above. All warrants were exercised by their expiration date of December 16, 2019.

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned and are included in dilutive securities in the table above. The non-employee director’s account balance is distributed by issuance of common stock at the time of retirement or resignation from the board of directors. At September 30, 2020 and December 31, 2019, there were 86,589 and 97,104 units in the plan, respectively. The accrued liability at September 30, 2020 and December 31, 2019 amounted to $1.0 million and $1.1 million, respectively, and is included in “Other liabilities” on the balance sheet.

The Company has adopted a stock incentive plan whereby shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. At September 30, 2020 and December 31, 2019, the Company had 111,049 and 96,729 shares, respectively, reserved for future grants. The 350,000 shares reserved were approved by shareholders at the 2011 annual meeting. The plan provides for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant. There were no stock options outstanding and exercisable at September 30, 2020 and December 31, 2019.

The employee restricted shares and units cliff vest over a three-year period; the non-employee director shares vest one year after issuance. The unrecognized compensation cost at September 30, 2020 and December 31, 2019 for non-vested shares amounts to $327.2 thousand and $219.7 thousand, respectively. Each unit is convertible into one share of common stock at the time the unit vests. The related compensation cost is accrued over the vesting period and was $93.3 thousand and $61.0 thousand at September 30, 2020, and December 31, 2019, respectively.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2020
US Treasury securities	$1,503	$7	$—	$1,510
Government Sponsored Enterprises	993	17	—	1,010
Mortgage-backed securities	171,441	7,763	154	179,050
Small Business Administration pools	36,369	922	19	37,272
State and local government	66,101	5,254	—	71,355
Corporate and Other securities	3,273	10	8	3,275
	$279,680	$13,973	$181	$293,472

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2019
US Treasury securities	$7,190	$16	$3	$7,203
Government Sponsored Enterprises	984	17	—	1,001
Mortgage-backed securities	182,736	1,490	640	183,586
Small Business Administration pools	45,301	259	217	45,343
State and local government	47,418	2,371	141	49,648
Other securities	19	—	—	19
	$283,648	$4,153	$1,001	$286,800

During the first quarter of 2019, the Company reclassified the portfolio of securities listed as held-to-maturity to available-for-sale. There were no investment securities listed as held-to-maturity as of September 30, 2020.

During the nine months ended September 30, 2020 and 2019, the Company received proceeds of $2.2 million and $44.4 million, respectively, from the sale of investment securities available-for-sale. For the nine months ended September 30, 2020, gross realized gains from the sale of investment securities available-for-sale amounted to $99.2 thousand and there were no gross realized losses. For the nine months ended September 30, 2019, gross realized gains from the sale of investment securities available-for-sale amounted to $354.6 thousand and gross realized losses amounted to $219.6 thousand.  For the three months ended September 30, 2020, gross realized gains from the sale of investment securities available-for-sale amounted to $99.2 thousand and there were no gross realized losses. For the three months ended September 30, 2019, there were no realized gains or losses from the sale of investment securities available-for-sale.

At September 30, 2020, other securities available-for-sale included the following at fair value: a mutual fund at $6.5 thousand, foreign debt of $10.0 thousand and corporate fixed-to-floating rate subordinated debt of $3.3 million. As required by Accounting Standards Update (“ASU”) 2016-01-Financial Instruments-Overall (Subtopic 825-10), the Company measured its equity investments at fair value with changes in the fair value recognized through net income. For the nine months ended September 30, 2020 and 2019, a $2.1 thousand loss and a $2.0 thousand gain were recognized on a mutual fund, respectively. For the three months ended September 30, 2020 and September 30, 2019 there were no gains or losses recognized on equity investments. At December 31, 2019, corporate and other securities available-for-sale included the following at fair value: a mutual fund at $8.9 thousand and foreign debt of $10.0 thousand. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $1.1 million and corporate stock in the amount of $1.0 million at September 30, 2020. The Company held $991.4 thousand of FHLB stock and $1.0 million in corporate stock at December 31, 2019.

Note 3—Investment Securities-continued

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2020 and December 31, 2019.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
September 30, 2020	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$22,050	$103	$5,601	$51	$27,651	$154
Small Business Administration pools	1,213	2	3,434	17	4,647	19
State and local government	1,009	—	—	—	1,009	—
Corporate and Other Securities	1,275	8	—	—	1,275	8
Total	$25,547	$113	$9,035	$68	$34,582	$181

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2019	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury securities	$—	$—	$1,508	$3	$1,508	$3
Mortgage-backed securities	57,175	485	12,419	155	69,594	640
Small Business Administration pools	7,891	53	13,502	164	21,393	217
State and local government	5,695	141	—	—	5,695	141
Total	$70,761	$679	$27,429	$322	$98,190	$1,001

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $171.4 million and $182.7 million and approximate fair value of $179.1 million and $183.6 million at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, and December 31, 2019, all of the MBSs issued by GSEs were classified as “Available-for-Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSEs. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more-likely-than-not that the Company will not be required to sell these securities before a recovery of amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2020.

Non-agency Mortgage Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at September 30, 2020 with an amortized cost of $61.5 thousand and approximate fair value of $58.6 thousand. The Company held PLMBSs, including CMOs, at December 31, 2019 with an amortized cost of $73.5 thousand and approximate fair value of $73.5 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

State and Local Governments: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2020.

Note 3—Investment Securities-continued

The following sets forth the amortized cost and fair value of investment securities at September 30, 2020 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

September 30, 2020	Available-for-sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$10,573	$10,661
Due after one year through five years	131,512	136,138
Due after five years through ten years	116,467	124,866
Due after ten years	21,128	21,807
Total	$279,680	$293,472

Note 4—Loans

Loans summarized by category as of September 30, 2020, December 31, 2019 and September 30, 2019 are as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2020	2019	2019
Commercial, financial and agricultural	$108,006	$51,805	$55,169
Real estate:
Construction	89,250	73,512	58,737
Mortgage-residential	49,215	45,357	47,693
Mortgage-commercial	561,932	527,447	534,554
Consumer:
Home equity	27,618	28,891	29,103
Other	8,439	10,016	9,818
Total	$844,460	$737,028	$735,074

Commercial, financial, and agricultural category includes $49.8 million in PPP loans as of September 30, 2020.

Note 4—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended and nine months ended September 30, 2020 and September 30, 2019 and for the year ended December 31, 2019 is as follows:

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
Three months ended September 30, 2020
Allowance for loan losses:
Beginning balance June 30, 2020	$769	$165	$497	$6,469	$293	$132	$611	$8,936
Charge-offs	—	(2)	—	(1)	—	(22)	—	(25)
Recoveries	118	2	—	4	1	15	—	140
Provision for loan losses	(59)	12	96	982	36	(2)	(3)	1,062
Ending balance September 30, 2020	$828	$177	$593	$7,454	$330	$123	$608	$10,113

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
Nine months ended September 30, 2020
Allowance for loan losses:
Beginning balance December 31, 2019	$427	$111	$367	$4,602	$240	$97	$783	$6,627
Charge-offs	—	(2)	—	(1)	—	(70)	—	(73)
Recoveries	121	2	—	13	2	34	—	172
Provision for loan losses	280	66	226	2,840	88	62	(175)	3,387
Ending balance September 30, 2020	$828	$177	$593	$7,454	$330	$123	$608	$10,113

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$3	$—	$—	$—	$3

Collectively evaluated for impairment	828	177	593	7,451	330	123	608	10,110

September 30, 2020 Loans receivable:
Ending balance-total	$108,006	$89,250	$49,215	$561,932	$27,618	$8,439	$—	$844,460

Ending balances:
Individually evaluated for impairment	—	—	327	2,850	47	—	—	3,224

Collectively evaluated for impairment	$108,006	$89,250	$48,888	$559,082	$27,571	$8,439	$—	$841,236
16

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
Three months ended September 30, 2019
Allowance for loan losses:
Beginning balance June 30, 2019	$435	$77	$404	$4,458	$247	$101	$640	$6,362
Charge-offs	(6)	—	—	—	—	(30)	—	(3)
Recoveries	—	—	—	180	14	15	—	209
Provision for loan losses	30	14	(19)	(102)	(20)	9	(113)	25
Ending balance September 30, 2019	$459	$91	$385	$4,536	$241	$95	$753	$6,560

Note 4—Loans-continued

			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
Nine months ended September 30, 2019
Allowance for loan losses:
Beginning balance December 31, 2018	$430	$89	$431	$4,318	$261	$88	$646	$6,263
Charge-offs	(8)	—	(7)	—	(1)	(96)	—	(112)
Recoveries	—	—	—	221	14	35	—	270
Provision for loan losses	37	2	(39)	(3)	(33)	68	107	139
Ending balance September 30, 2019	$459	$91	$385	$4,536	$241	$95	$753	$6,560

Ending balances:
Individually evaluated for impairment	$4	$—	$—	$10	$—	$—	$—	$14

Collectively evaluated for impairment	455	91	385	4,526	241	95	753	6,546

September 30, 2019 Loans receivable:
Ending balance-total	$55,169	$58,737	$47,693	$534,554	$29,103	$9,818	$—	$735,074

Ending balances:
Individually evaluated for impairment	—	—	538	3,541	72	—	—	4,155

Collectively evaluated for impairment	$55,165	$58,737	$47,155	$531,013	$29,031	$9,818	$—	$730,919

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
December 31, 2019
Allowance for loan losses:
Beginning balance December 31, 2018	$430	$89	$431	$4,318	$261	$88	$646	$6,263
Charge-offs	(12)	—	(12)	—	(1)	(120)	—	(145)
Recoveries	3	—	—	307	15	45	—	370
Provision for loan losses	6	22	(52)	(23)	(35)	84	137	139
Ending balance December 31, 2019	$427	$111	$367	$4,602	$240	$97	$783	$6,627

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$6	$—	$—	$—	$6

Collectively evaluated for impairment	427	111	367	4,596	240	97	783	6,621

December 31, 2019 Loans receivable:
Ending balance-total	$51,805	$73,512	$45,357	$527,447	$28,891	$10,016	$—	$737,028

Ending balances:
Individually evaluated for impairment	400	—	392	3,135	70	—	—	3,997

Collectively evaluated for impairment	$51,405	$73,512	$44,965	$524,312	$28,821	$10,016	$—	$733,031

Related party loans and lines of credit are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the nine months ended September 30, 2020 and September 30, 2019:

(Dollars in thousands)	2020	2019
Beginning Balance January 1	$4,109	$5,937
New Loans	86	111
Less loan repayments	775	1,804
Ending Balance September 30	$3,420	$4,244

The following table presents at September 30, 2020 and December 31, 2019 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

Note 4—Loans-continued

(Dollars in thousands)	September 30,	December 31,
	2020	2019
Total loans considered impaired	$3,224	$3,997
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$144	$256
Related allowance	$3	$6
Loans considered impaired and previously written down to fair value	$2,426	$2,275
Average impaired loans	$3,524	$4,431
Amount of interest earned during period of impairment	$85	$263

The following tables are by loan category and present at September 30, 2020, September 30, 2019 and December 31, 2019, loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
September 30, 2020	Recorded	Principal	Related	Recorded	income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	327	405	—	337	11	323	9
Mortgage-commercial	2,706	5,450	—	3,071	217	3,013	73
Consumer:
Home equity	47	51	—	50	2	46	1
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	—	—	—	—	—	—	—
Mortgage-commercial	144	144	3	200	9	142	2
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	327	405	—	337	11	323	9
Mortgage-commercial	2,850	5,594	3	3,271	226	3,155	75
Consumer:
Home equity	47	51	—	50	2	46	1
Other	—	—	—	—	—	—	—
	$3,224	6,050	$3	$3,658	$239	$3,524	$85

Note 4—Loans-continued

(Dollars in thousands)				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
September 30, 2019	Recorded	Principal	Related	Recorded	income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	538	603	—	594	16	537	12
Mortgage-commercial	3,172	5,867	—	3,259	131	3,092	79
Consumer:
Home equity	72	74	—	76	2	71	1
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	4	4	4	4	—	4	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	—	—	—	—	—	—	—
Mortgage-commercial	369	369	10	421	19	326	6
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$4	$4	$4	$4	$—	$4	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	538	603	—	594	16	537	12
Mortgage-commercial	3,541	6,236	10	3,680	150	3,418	85
Consumer:
Home equity	72	74	—	76	2	71	1
Other	—	—	—	—	—	—	—
	$4,155	$6,917	$14	$4,354	$168	$4,030	$98

Note 4—Loans-continued

(Dollars in thousands)
December 31, 2019		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$400	$400	$—	$600	$49
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	392	460	—	439	19
Mortgage-commercial	2,879	5,539	—	2,961	170
Consumer:
Home Equity	70	73	—	76	2
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	256	256	6	355	23
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	400	400	—	600	49
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	392	460	—	439	19
Mortgage-commercial	3,135	5,795	6	3,316	193
Consumer:
Home Equity	70	73	—	76	2
Other	—	—	—	—	—
	$3,997	$6,728	$6	$4,431	$263

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

Note 4—Loans-continued

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as Pass rated loans. As of September 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of September 30, 2020 and December 31, 2019, no loans were classified as doubtful.

(Dollars in thousands)
September 30, 2020		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$107,813	$193	$—	$—	$108,006
Real estate:
Construction	89,250	—	—	—	89,250
Mortgage – residential	48,448	197	570	—	49,215
Mortgage – commercial	554,270	4,466	3,196	—	561,932
Consumer:
Home Equity	26,204	98	1,316	—	27,618
Other	8,416	23	—	—	8,439
Total	$834,401	$4,977	$5,082	$—	$844,460

(Dollars in thousands)
December 31, 2019		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$51,166	$239	$400	$—	$51,805
Real estate:
Construction	73,512	—	—	—	73,512
Mortgage – residential	44,221	509	627	—	45,357
Mortgage – commercial	521,072	2,996	3,379	—	527,447
Consumer:
Home Equity	27,450	1,157	284	—	28,891
Other	9,981	35	—	—	10,016
Total	$727,402	$4,936	$4,690	$—	$737,028

At September 30, 2020 and December 31, 2019, non-accrual loans totaled $1.7 million and $2.3 million, respectively.

TDRs that are still accruing and included in impaired loans at September 30, 2020 and at December 31, 2019 amounted to $1.6 million and $1.7 million, respectively.

Loans greater than 90 days delinquent and still accruing interest were $33.7 thousand and $0.3 thousand at September 30, 2020 and December 31, 2019, respectively.

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30 “Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality,” and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. Certain acquired loans, including performing loans and revolving lines of credit (consumer and commercial), are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

Note 4—Loans-continued

A summary of changes in the accretable yield for purchased credit-impaired loans for the three months and nine months ended September 30, 2020 and September 30, 2019 follows:

(Dollars in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019

Accretable yield, beginning of period	$108	$138
Additions	—	—
Accretion	(7)	(8)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—
Other changes, net	—	—
Accretable yield, end of period	$101	$130

(Dollars in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Accretable yield, beginning of period	$123	$153
Additions	—	—
Accretion	(22)	(23)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—
Other changes, net	—	—
Accretable yield, end of period	$101	$130

At September 30, 2020 and December 31, 2019, the recorded investment in purchased impaired loans was $110 thousand and $112 thousand, respectively. The unpaid principal balance was $176 thousand and $190 thousand at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, these loans were all secured by commercial real estate.

Note 4—Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
September 30, 2020	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$19	$—	$—	$1,282	$1,301	$106,705	$108,006
Real estate:
Construction	158	—	—	—	158	89,092	89,250
Mortgage-residential	12	412	34	327	785	48,430	49,215
Mortgage-commercial	—	—	—	—	—	561,932	561,932
Consumer:
Home equity	10	—	—	47	57	27,561	27,618
Other	27	—	—	—	27	8,412	8,439
	$226	$412	$34	$1,656	$2,328	$842,132	$844,460

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2019	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$—	$99	$—	$400	$499	$51,306	$51,805
Real estate:
Construction	113	—	—	—	113	73,399	73,512
Mortgage-residential	151	—	—	392	543	44,814	45,357
Mortgage-commercial	39	—	—	1,467	1,506	525,941	527,447
Consumer:
Home equity	2	9	—	70	81	28,810	28,891
Other	40	23	—	—	63	9,953	10,016
	$345	$131	$—	$2,329	$2,805	$734,223	$737,028

The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. There were no loans determined to be TDRs that were restructured during the three-month periods ended September 30, 2020 and September 30, 2019.

During the nine-month periods ended September 30, 2020 and September 30, 2019, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 89 days past due.

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

In August 2018, the FASB amended the Fair Value Measurement Topic of the ASC. The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments were effective for all entities, including the Company, for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and did not have a material effect on the Company’s financial statements.

In August 2018, the FASB amended the Intangibles—Goodwill and Other Topic of the ASC to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments were effective for the Company for fiscal years beginning after December 15, 2019 and did not have a material effect on the Company’s financial statements

In March 2019, the FASB issued guidance to address concerns companies had raised about an accounting exception they would lose when assessing the fair value of underlying assets under the leases standard and clarify that lessees and lessors are exempt from a certain interim disclosure requirement associated with adopting the new standard. The amendments were effective for the Company for reporting periods beginning after December 15, 2019 and did not have a material effect on the Company’s financial statements.

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

In July 2019, the FASB updated various topics of the ASC to align the guidance in various U.S. Securities and Exchange Commission (the “SEC”) sections of the ASC with the requirements of certain SEC final rules. The amendments were effective upon issuance and did not have a material effect on the Company’s financial statements.

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

In November 2019, the FASB issued guidance that addresses issues raised by stakeholders during the implementation of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect a variety of topics in the ASC. For entities that have not yet adopted the amendments in ASU 2016-13, the amendments are effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years-all other entities. Early adoption is permitted in any interim period as long as an entity has adopted the amendments in ASU 2016-13. The Company is evaluating the impact that this will have on its financial statements.

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

Note 5—Recently Issued Accounting Pronouncements-continued

In March 2020, the FASB issued guidance that makes narrow-scope improvements to various aspects of the financial instrument guidance, including the CECL guidance issued in 2016. For public business entities, the amendments were effective upon issuance of the final ASU. For all other entities, the amendments were effective for fiscal years beginning after December 15, 2019, and are effective for interim periods within those fiscal years beginning after December 15, 2020. Early application is permitted. The effective date of the amendments to ASU 2016-01 were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For the amendments related to ASU 2016-13, public business entities that meet the definition of an SEC filer, excluding eligible smaller reporting companies (as defined by the SEC), should adopt the amendments in ASU 2016-13 during 2020. All other entities should adopt the amendments in ASU 2016-13 during 2023. Early adoption is permitted. For entities that have not yet adopted the guidance in ASU 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in ASU 2016-13. For entities that have adopted the guidance in ASU 2016-13, the amendments were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For those entities, the amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to opening retained earnings in the statement of financial position as of the date that an entity adopted the amendments in ASU 2016-13. The Company is evaluating the impact that this will have on its financial statements.

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

In August 2020, the FASB issued guidance to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The amendments will be effective the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020.

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

FASB ASC 825-10-50 “Disclosure about Fair Value of Financial Instruments”, requires the Company to disclose estimated fair values for its financial instruments. The Company’s fair value estimates, methods, and assumptions are set forth below.

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

Loans Held-for-Sale —The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor, are carried in the Company’s loans held-for-sale portfolio. These loans are fixed rate residential loans that have been originated in the Company’s name and have closed. Virtually all of these loans have commitments to be purchased by investors at a locked in price with the investors on the same day that the loan was locked in with the company’s customers. Therefore, these loans present very little market risk for the Company and are classified as Level 2. The carrying amount of these loans approximates fair value.

Loans—The valuation of loans receivable is estimated using the exit price notion which incorporates factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above.

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

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$123,510	$123,510	$123,510	$—	$—
Available-for-sale securities	293,472	293,472	2,280	289,530	1,662
Other investments, at cost	2,053	2,053	—	—	2,053
Loans held-for-sale	37,587	37,587	—	37,587	—
Net loans receivable	844,460	823,485	—	—	823,485
Accrued interest	3,957	3,957	3,957	—	—
Financial liabilities:
Non-interest bearing demand	$365,505	$365,505	$—	$365,505	$—
Interest bearing demand deposits and money market accounts	519,653	519,653	—	519,653	—
Savings	121,865	121,865	—	121,865	—
Time deposits	166,528	167,652	—	167,652	—
Total deposits	1,173,551	1,174,675	—	1,174,675	—
Short term borrowings	47,142	47,142	—	47,142	—
Junior subordinated debentures	14,964	11,445	—	11,445	—
Accrued interest payable	757	757	757	—	—

Note 6—Fair Value of Financial Instruments-continued

	December 31, 2019
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$47,692	$47,692	$47,692	$—	$—
Available-for-sale securities	286,800	286,800	23,632	261,361	1,807
Other investments, at cost	1,992	1,992	—	—	1,992
Loans held-for-sale	11,155	11,155	—	11,155	—
Net loans receivable	730,401	728,745	—	—	728,745
Accrued interest	3,481	3,481	3,481	—	—
Financial liabilities:
Non-interest bearing demand	$289,829	$289,829	$—	$289,829	$—
Interest bearing demand deposits and money market accounts	423,256	423,256	—	423,256	—
Savings	104,456	104,456	—	104,456	—
Time deposits	170,660	171,558	—	171,558	—
Total deposits	988,201	989,099	—	989,099	—
Federal Home Loan Bank advances	211	211	—	211	—
Short term borrowings	33,296	33,296	—	33,296	—
Junior subordinated debentures	14,964	13,161	—	13,161	—
Accrued interest payable	1,033	1,033	1,033	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2020 and December 31, 2019 that are measured on a recurring basis. There were no liabilities carried at fair value as of September 30, 2020 or December 31, 2019 that are measured on a recurring basis.

(Dollars in thousands)

Description	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
US treasury securities	$1,510	$—	$1,510	$—
Government sponsored enterprises	1,010	—	1,010	—
Mortgage-backed securities	179,050	—	177,594	1,456
Small Business Administration pools	37,272	—	37,066	206
State and local government	71,355	2,280	69,075	—
Corporate and other securities	3,275	—	3,275	—
Total	293,472	2,280	289,530	1,662
Loans held-for-sale	37,587	—	37,587	—
Total	$331,059	$2,280	$327,117	$1,662

Note 6—Fair Value of Financial Instruments-continued

(Dollars in thousands)

Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
US treasury securities	$7,203	$—	$7,203	$—
Government sponsored enterprises	1,001	—	1,001	—
Mortgage-backed securities	183,586	18,435	163,344	1,807
Small Business Administration securities	45,343	—	45,343	—
State and local government	49,648	5,188	44,460	—
Corporate and other securities	19	9	10	—
	286,800	23,632	261,361	1,807
Loans held-for-sale	11,155	—	11,155	—
Total	$297,955	$23,632	$272,516	$1,807

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2020 and December 31, 2019 that are measured on a non-recurring basis. There were no Level 3 financial instruments for the nine months ended September 30, 2020 and September 30, 2019 measured on a recurring basis.

(Dollars in thousands)
Description	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	327	—	—	327
Mortgage-commercial	2,847	—	—	2,847
Consumer:
Home equity	47	—	—	47
Other	—	—	—	—
Total impaired	3,221	—	—	3,221
Other real estate owned:
Construction	767	—	—	767
Mortgage-commercial	546	—	—	546
Total other real estate owned	1,313	—	—	1,313
Total	$4,534	$—	$—	$4,534

Note 6—Fair Value of Financial Instruments-continued

(Dollars in thousands)
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$400	$—	$—	$400
Real estate:
Mortgage-residential	392	—	—	392
Mortgage-commercial	3,129	—	—	3,129
Consumer:
Home equity	70	—	—	70
Other	—	—	—	—
Total impaired	3,991	—	—	3,991
Other real estate owned:
Construction	826	—	—	826
Mortgage-residential	584	—	—	584
Total other real estate owned	1,410	—	—	1,410
Total	$5,401	$—	$—	$5,401

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. With respect to less complex or smaller credits, an internal evaluation may be performed. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $3.2 million and $4.0 million as of September 30, 2020 and December 31, 2019, respectively.

Note 6—Fair Value of Financial Instruments-continued

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of September 30, 2020	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$ 1,313	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$ 3,221	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2019	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$ 1,410	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$ 3,991	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Non-interest bearing demand deposits	$365,505	$289,829
Interest bearing demand deposits and money market accounts	519,653	423,256
Savings	121,865	104,456
Time deposits	166,528	170,660
Total deposits	$1,173,551	$988,201

As of September 30, 2020 and December 31, 2019, the Company had time deposits greater than $250,000 of $30.2 million and $32.2 million, respectively.

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

The following tables present selected financial information for the Company’s reportable business segments for the three and nine months ended September 30, 2020 and September 30, 2019.

(Dollars in thousands)	Commercial		Investment
Nine months ended September 30, 2020	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$31,112	$1,240	$—	$3,167	$(3,167)	$32,352
Interest expense	2,588	—	—	428	—	3,016
Net interest income	$28,524	$1,240	$—	$2,739	$(3,167)	$29,336
Provision for loan losses	3,387	—	—	—	—	3,387
Noninterest income	4,231	3,957	1,977	—	—	10,165
Noninterest expense	22,505	3,628	1,361	389	—	27,883
Net income before taxes	$6,863	$1,569	$616	$2,350	$(3,167)	$8,231
Income tax provision (benefit)	1,738	—	—	(170)	—	1,568
Net income	$5,125	$1,569	$616	$2,520	$(3,167)	$6,663

(Dollars in thousands)	Commercial		Investment
Nine months ended September 30, 2019	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$31,081	$745	$—	$6,077	$(6,059)	$31,844
Interest expense	3,772	—	—	583	—	4,355
Net interest income	$27,309	$745	$—	$5,494	$(6,059)	$27,489
Provision for loan losses	139	—	—	—	—	139
Noninterest income	4,039	3,333	1,436	—	—	8,808
Noninterest expense	21,416	2,754	1,302	281	—	25,753
Net income before taxes	$9,793	$1,324	$134	$5,213	$(6,059)	$10,405
Income tax provision (benefit)	2,330	—	—	(199)	—	2,131
Net income	$7,463	$1,324	$134	$5,412	$(6,059)	$8,274

Note 8—Reportable Segments-continued

(Dollars in thousands)	Commercial		Investment
Three months ended September 30, 2020	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$10,468	$508	$—	$1,038	$(1,038)	$10,976
Interest expense	685	—	—	115	—	800
Net interest income	$9,783	$508	$—	$923	$(1,038)	$10,176
Provision for loan losses	1,062	—	—	—	—	1,062
Noninterest income	1,775	1,403	672	—	—	3,850
Noninterest expense	7,763	1,353	466	132	—	9,714
Net income before taxes	$2,733	$558	$206	$791	$(1,038)	$3,250
Income tax provision (benefit)	649	—	—	(51)	—	598
Net income	$2,084	$558	$206	$842	$(1,038)	$2,652

(Dollars in thousands)	Commercial		Investment
Three months ended September 30, 2019	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$10,600	$257	$—	$3,036	$(3,029)	$10,864
Interest expense	1,322	—	—	189	—	1,511
Net interest income	$9,278	$257	$—	$2,847	$(3,029)	$9,353
Provision for loan losses	25	—	—	—	—	25
Noninterest income	1,353	1,251	509	—	—	3,113
Noninterest expense	7,246	999	440	105	—	8,790
Net income before taxes	$3,360	$509	$69	$2,742	$(3,029)	$3,651
Income tax provision (benefit)	813	—	—	(60)	—	753
Net income	$2,547	$509	$69	$2,802	$(3,029)	$2,898

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of September 30, 2020	$1,323,796	$57,324	$1	$133,378	$(132,695)	$1,381,804
Total Assets as of December 31, 2019	$1,143,934	$25,673	$2	$132,890	$(132,220)	$1,170,279

Note 9—Leases

During the three-month period ended September 30, 2020 and September 30, 2019, the Company made cash payments for operating leases in the amount of $73.1 thousand and $49.3 thousand, respectively. During the nine-month period ended September 30, 2020 and September 30, 2019, the Company made cash payments for operating leases in the amount of $218.4 thousand and $147.3 thousand, respectively. The lease expense recognized during this three-month period amounted to $80.8 thousand and $62.1. thousand at September 30, 2020 and September 30, 2019, respectively. The lease expense recognized during this nine-month period amounted to $242.3 thousand and $178.8 thousand at September 30, 2020 and September 30, 2019, respectively. The lease liability was reduced by $38.1 thousand and $17.0 thousand at three-month ended September 30, 2020 and September 30, 2019, respectively. The lease liability was reduced by $112.9 thousand and $51.0 thousand for the nine-month periods ended September 30, 2020 and September 30, 2019, respectively. At September 30, 2020 and September 30, 2019, the weighted average lease term was 15.96 years and 16.76 years, respectively, and the weighted average discount rate for both years was 4.41%. The following table is a maturity analysis of the operating lease liabilities.

Note 9—Leases-continued

(Dollars in thousands)
		Lease	Liability
Year	Cash	Expense	Reduction
2020	$74	$35	$39
2021	298	133	165
2022	303	126	177
2023	309	118	191
2024	282	110	172
Thereafter	3,200	790	2,410
Total	$4,466	$1,312	$3,154

Note 10—Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were available to be issued and has determined that no subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to our unaudited consolidated financial statements as of September 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 13, 2020 and the following:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected including, but not limited to, due to the negative impacts and disruptions resulting from the outbreak of the novel coronavirus, or COVID-19, on the economies and communities we serve, which may have an adverse impact on our business, operations, and performance, and could have a negative impact on our credit portfolio, share price, borrowers, and on the economy as a whole both domestically and globally;

•	changes in legislation, regulation, policies or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the Coronavirus Aid, Relief, and Economic Security Act, or the “CARES Act”;

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;

•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

•	any impairment of our goodwill or other intangible assets;

•	restrictions or conditions imposed by our regulators on our operations;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, write-down assets, or take other actions;

•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;

•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;

•	increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political or social conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including, but not limited to, the CARES Act;

•	risks associated with our participation in the Paycheck Protection Program, otherwise the PPP, established by the CARES Act, including but not limited to, litigation from borrowers and agents of borrowers of the PPP loans and the failure of the borrower to qualify for loan forgiveness, which would subject us to the risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit;

•	general economic conditions resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in access to funding or increased regulatory requirements with regard to funding;

•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

•	changes in deposit flows;

•	changes in technology;

•	our current and future products, services, applications and functionality and plans to promote them;

•	changes in monetary and tax policies;

•	changes in accounting standards, policies, estimates, practices or guidelines;

•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;

•	the rate of delinquencies and amounts of loans charged-off;

•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;

•	our ability to successfully execute our business strategy;

•	our ability to attract and retain key personnel;

•	our ability to retain our existing customers, including our deposit relationships;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as the 2020 election, epidemics and pandemics (including the potential effects of the COVID-19 pandemic on trade, including supply chains and export levels, travel, employee activity and other economic activities), war or terrorist activities, essential utility outages or trade disputes and related tariffs;

•	disruptions due to flooding, severe weather or other natural disasters; and

•	other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q, and in our other filings with the SEC.

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

Overview

The following discussion describes our results of operations for the nine months and three months ended September 30, 2020 as compared to the nine months and three months ended September 30, 2019; and analyzes our financial condition as of September 30, 2020 as compared to December 31, 2019. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans (See Note 4 to the Consolidated Financial Statements).

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

Recent Events – COVID-19 Pandemic

The COVID-19 pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. In particular, the COVID-19 pandemic has severely restricted the level of economic activity in our markets. Federal and state governments have taken, and may continue to take, unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed and businesses and schools have reopened with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which may cause a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and may prompt the need for additional aid and other forms of relief.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, significant volatility and disruption in financial markets. In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020, for the first time. The 10-year Treasury bond was 0.69% at September 30, 2020 compared to 0.66% at June 30, 2020 and 1.92% at December 31, 2019. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. This range was further reduced by 100 basis points to 0% to 0.25% on March 16, 2020. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition and results of operations. For instance, the pandemic has had negative effects on the Bank’s net interest margin, provision for loan losses, deposit service charges, salaries and benefits, occupancy expense, and equipment expense. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and the timing and pace of recovery will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy and financial markets; and on our customers, employees and vendors.

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

Our asset quality metrics as of September 30, 2020 remained sound.  The non-performing asset ratio was 0.22% of total assets with the nominal level of $3.0 million in non-performing assets.  Loans past due 30 days or more represented only 0.08% of the loan portfolio.  The ratio of classified loans plus OREO was 5.00% of total bank regulatory risk-based capital.  During the three months ended September 30, 2020, the Bank experienced net loan recoveries of $118 thousand and net overdraft charge-offs of $3 thousand. During the first nine months of 2020, the Bank experienced net loan recoveries of $121 thousand and net overdraft charge-offs of $22 thousand. However, the impact of the COVID-19 pandemic is serious and is being felt by our customers and our communities.  The ultimate impacts of this unique and evolving situation on our customers and our asset quality are too challenging to predict.  Stay-at-home orders were implemented in our markets causing many businesses to close or significantly reduce their normal operations.  While the stay-at-home orders have been lifted and there has been some relaxing of these restrictions in some of our markets, the timing of the return to normal is unknown.  Our focus is on serving our many local business and individual customers at this time of great need and uncertainty.

Beginning in March 2020, we proactively offered payment deferrals for up to 90 days to our loan customers. We continue to consider potential deferrals with respect to certain customers, which we evaluate on a case-by-case basis. Loans on which payments have been deferred declined to $27.3 million at September 30, 2020 from $175.0 million at June 30, 2020. The $27.3 million in deferrals at September 30, 2020 include nine loans totaling $11.4 million of remaining initial deferrals of which principal and interest are being deferred, and eight loans totaling $15.9 million of second deferrals of which only principal is being deferred. At its peak, which occurred during the second quarter of 2020, we granted payment deferments on loans totaling $206.9 million. As a result of payments being resumed at the conclusion of their payment deferral period, loans in which payments have been deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, and to $14.1 million at November 5, 2020. Some of these deferments were to businesses that have temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash.  We proactively offered deferrals to our customers regardless of the impact of the pandemic on their business or personal finances.

We are also a small business administration approved lender and participated in the PPP, established under the CARES Act. We had 843 PPP loans totaling $51.2 million gross of deferred fees and costs and $49.8 million net of deferred fees and costs at September 30, 2020 compared to 766 PPP loans totaling $49.4 million gross of deferred fees and costs and $47.9 million net of deferred fees and costs at June 30, 2020. The $1.4 million in PPP deferred fees net of deferred costs at September 30, 2020 will be recognized as interest income over the remaining life of the PPP loans. We are now in the initial stages of working with our customers through the SBA forgiveness process. None of our PPP loans have received forgiveness as of September 30, 2020. However, we anticipate the forgiveness process to accelerate later in the fourth quarter of 2020 and the first half of 2021.

At September 30, 2020, our non-performing assets were not yet materially impacted by the economic pressures of the COVID-19 pandemic. However, as we closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our customers, we evaluated and identified our exposure to certain industry segments most impacted by the COVID-19 pandemic as of September 30, 2020:

Industry Segments	Outstanding	% of Loan	Avg. Loan	Avg. Loan to
(Dollars in millions)	Loan Balance	Portfolio	Size	Value

Hotels	$30.3	3.5%	$2.2	71%
Restaurants	$22.6	2.6%	$0.7	69%
Assisted Living	$8.8	1.0%	$1.8	48%
Retail	$79.8	9.1%	$0.6	57%

We are also monitoring the impact of the COVID-19 pandemic on the operations and value of our investments. We mark to market our publicly traded investments and review our investment portfolio for impairment at, a minimum, quarterly. We do not consider any securities in our investment portfolio to be other-than-temporarily impaired at September 30, 2020. However, because of changing economic and market conditions affecting issuers, we may be required to recognize future impairments on the securities we hold as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

Our capital remained strong and exceeded the well-capitalized regulatory requirements at September 30, 2020.  Total shareholders’ equity increased $13.0 million or 10.8% to $133.2 million at September 30, 2020 from $120.2 million at December 31, 2019.  In 2018, the Federal Reserve increased the asset size to qualify as a small bank holding company.  As a result of this change, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise.  The Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets.  These requirements are essentially the same as those that applied to the Company prior to the change in the definition of a small bank holding company.  Each of the regulatory capital ratios for the Bank exceeds the well capitalized minimum levels currently required by regulatory statute at September 30, 2020 and December 31, 2019. Refer to Capital and Liquidity section for more details.

Dollars in thousands		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
September 30, 2020
Leverage Ratio	8.95%	5.00%	4.00%	$51,958	$65,107
Common Equity Tier 1 Capital Ratio	12.96%	6.50%	4.50%	58,688	76,846
Tier 1 Capital Ratio	12.96%	8.00%	6.00%	45,070	63,228
Total Capital Ratio	14.08%	10.00%	8.00%	37,026	55,183
December 31, 2019
Leverage Ratio	9.97%	5.00%	4.00%	$56,197	$67,508
Common Equity Tier 1 Capital Ratio	13.47%	6.50%	4.50%	58,345	75,086
Tier 1 Capital Ratio	13.47%	8.00%	6.00%	45,789	62,530
Total Capital Ratio	14.26%	10.00%	8.00%	35,675	52,416

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2020 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 13, 2020.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations. A brief discussion of each of these areas appears in our 2019 Annual Report on Form 10-K. During the first nine months of 2020, we did not significantly alter the manner in which we applied our Critical Accounting Policies or developed related assumptions and estimates.

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

We performed our required annual goodwill impairment test as of December 31, 2019 and there was no impairment. Throughout 2020, financial institution stocks in general as well as our market capitalization declined because of events surrounding the COVID-19 pandemic. As a result, we performed qualitative goodwill impairment analyses as of March 31, 2020, June 30, 2020, and September 30, 2020. These qualitative analyses included a review of our earnings, pretax pre-provision earnings (PTPPE), net interest income, mortgage banking income, investment advisory fees and non-deposit commissions, non-PPP loan growth and asset quality trends, loan charge-offs and recoveries, deposit growth, capital levels, and the economic conditions in our markets. Based on our analyses, we do not believe the decline in our publicly-traded common stock is indicative of a permanent deterioration of the fundamental value of the Company. As such, we do not believe that it is more-likely-than-not a goodwill impairment exists at September, 30, 2020, June 30, 2020, and March 31, 2020. Depending on, among other things, the duration and severity of the impacts of the COVID-19 pandemic, we may have to reevaluate our financial condition and potential impairment of our goodwill.

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write-downs of OREO properties, write-downs on premises held-for-sale, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. We were in a $1.2 million net deferred tax liability position at September 30, 2020 and a $1.0 million net deferred tax asset position at December 31, 2019. The change to a net deferred tax liability position at September 30, 2020 from a net deferred tax asset position at December 31, 2020 is primarily due to the deferred tax impact related to a $10.6 million increase in our pretax unrealized gains net of unrealized losses on our available-for-sale investments to $13.8 million at September 30, 2020 from $3.2 million at December 31, 2019. The $10.6 million increase in our pretax unrealized gains net of unrealized losses on our available-for-sale securities was primarily due to a reduction in market interest rates at September 30, 2020 compared to December 31, 2019.

Other-Than-Temporary Impairment

We evaluate securities for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value (See Note 3 to the Consolidated Financial Statements). Our management has determined there are no other-than-temporary impaired securities as of September 30, 2020 and that we have the ability to hold any of the securities in which the fair value is less than cost until maturity or until these securities recover their book value.

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

Comparison of Results of Operations for the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Net Income

Our net income for the nine months ended September 30, 2020 was $6.7 million, or $0.89 diluted earnings per common share, as compared to $8.3 million, or $1.08 diluted earnings per common share, for the nine months ended September 30, 2019. The $1.6 million decrease in net income between the two periods is primarily due to increases in provision for loan losses expense of $3.2 million and non-interest expense of $2.1 million, partially offset by an increase in net interest income of $1.8 million, an increase in non-interest income of $1.4 million, and a decrease in income tax expense of $563 thousand. The increase in provision for loan losses is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to the deteriorating economic conditions and economic uncertainties caused by the COVID-19 pandemic. The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $1.7 million, marketing and public relations expense of $179 thousand, FDIC assessments of $132 thousand, and data processing expense of $312 thousand, partially offset by lower amortization of intangibles of $102 thousand. The increase in net interest income results from an increase of $158.9 million in average earning assets partially offset by a 29 basis point decline in the net interest margin between the two periods.  The increase in non-interest income is primarily related to increases in mortgage banking income of $624 thousand, investment advisory fees and non-deposit commissions of $541 thousand, gains on sale of other real estate owned of $150 thousand, non-recurring bank owned life insurance (BOLI) income of $311 thousand, and ATM debit card income of $135 thousand, partially offset by a $361 thousand decrease in deposit service charges. Our effective tax rate was 19.05% during the first nine months of 2020 compared to 20.48% during the first nine months of 2019. The $311 thousand in non-recurring BOLI income was recorded as non-taxable income.

Net Interest Income

Net interest income is our primary source of revenue. Net interest income is the difference between income earned on assets such as loans, securities, and other short-term investments and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by rates earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Please refer to the table at the end of this Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the average yields on assets and average rates on interest-bearing liabilities during the nine-month periods ended September 30, 2020 and 2019, along with average balances and the related interest income and interest expense amounts.

Net interest income increased $1.8 million, or 6.7%, to $29.3 million for the nine months ended September 30, 2020 from $27.5 million for the nine months ended September 30, 2019. Our net interest margin declined by 29 basis points to 3.36% during the first nine months of 2020 from 3.65% during the first nine months of 2019. Our net interest margin, on a taxable equivalent basis, was 3.39% for the first nine months of 2020 compared to 3.69% for the first nine months of 2019. Average earning assets increased $158.9 million, or 15.8%, to $1.2 billion for the nine months ended September 30, 2020 as compared to $1.0 billion in the same period of 2019. The increase in net interest income was primarily due to a higher level of average earning assets partially offset by lower net interest margin. The increase in average earning assets was due to an increases in loans, securities, and other short-term investments primarily due to Non-PPP loan growth, PPP loans, organic deposit growth, and excess liquidity from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. The decline in net interest margin was primarily due to the Federal Reserve reducing the target range of the federal funds rate three times totaling 75 basis points during 2019 and two times totaling 150 basis points during the first quarter of 2020, lower yields on PPP loans, and the excess liquidity generated from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic being deployed in lower yielding securities and other short-term investments. Lower market rates, the competitive loan pricing environment, and the COVID-19 pandemic put downward pressure on our net interest margin during the first nine months of 2020.

Average loans increased $84.7 million, or 11.6%, to $815.7 million for the first nine months of 2020 from $731.0 million for the first nine months of 2019. Average PPP loans increased $27.1 million and average Non-PPP loans increased $57.6 million to $27.1 million and $788.6 million, respectively, for the first nine months of 2020. Average loans represented 70.0% of average earning assets during the first nine months of 2020 compared to 72.6% of average earning assets during the first nine months of 2019. The decline in average loans as a percentage of average earning assets was primarily due to increases in deposits of $131.8 million and securities sold under agreements to repurchase of $13.8 million. The growth in our deposits and securities sold under agreements to repurchase was higher than the growth in our loans, which resulted in the excess funds being deployed in our securities portfolio and other short-term investments and to reduce our Federal Home Loan Bank advances. The yield on loans declined 39 basis points to 4.46% in the first nine months of 2020 from 4.85% in the first nine months of 2019. The yield on PPP loans was $2.85% and the yield on Non-PPP loans was 4.52% in the first nine months of 2020. Average securities and average other short-term investments for the nine months ended September 30, 2020 increased $41.4 million and $32.8 million, respectively, from the prior year period. The yield on our securities portfolio declined to 2.21% for the nine months ended September 30, 2020 from 2.61% for the same period in 2019 while the yield on our other short-term investments declined to 0.56% for the nine months ended September 30, 2020 from 2.41% for the same period in 2019. These declines were primarily related to the Federal Reserve reducing the target range of the federal funds rate as described above. The yield on earning assets for the nine months ended September 30, 2020 and 2019 was 3.71% and 4.23%, respectively. The cost of interest-bearing liabilities was at 51 basis points in the first nine months 2020 compared to 81 basis points in the first nine months of 2019. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits and money market accounts) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. In the first nine months of 2020, these deposits averaged 84.2% of total deposits as compared to 80.8% in the same period of 2019.

Provision and Allowance for Loan Losses

We account for our allowance for loan losses under the incurred loss model. As mentioned above, the CECL model will become effective for us on January 1, 2023. At September 30, 2020, the allowance for loan losses was $10.1 million, or 1.20% of total loans (excluding loans held-for-sale), compared to $8.9 million, or 1.09% of total loans (excluding loans held-for-sale) at June 30, 2020, $7.7 million, or 1.03% of total loans (excluding loans held-for-sale) at March 31, 2020, and $6.6 million, or 0.90% of total loans (excluding loans held-for-sale) at December 31, 2019. The increase in the allowance for loan losses is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to the deteriorating economic conditions and economic uncertainties caused by the COVID-19 pandemic.

Loans that were acquired in the acquisition of Cornerstone Bancorp, otherwise referred to herein as Cornerstone, in 2017 as well as in the acquisition of Savannah River Financial Corp., otherwise referred to herein as Savannah River, in 2014 are accounted for under FASB ASC 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At September 30, 2020 and December 31, 2019, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $303 thousand and $534 thousand, respectively. Our provision for loan losses was $3.4 million and $139 thousand for the nine months ended September 30, 2020 and 2019, respectively. The increase in the provision for loan losses is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to the deteriorating economic conditions and economic uncertainties caused by the COVID-19 pandemic.

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

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 to the Consolidated Financial Statements). The annualized weighted average loss ratios over the last 36 months for loans classified as substandard, special mention and pass have been approximately 0.13%, 0.01% and 0.01%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, our net charge-offs have experienced a modest net recovery. We currently believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle; however, the COVID-19 pandemic and the government and economic responses thereto may materially affect the risk within our loan portfolios.

We have a significant portion of our loan portfolio with real estate as the underlying collateral. At September 30, 2020 and December 31, 2019, approximately 86.2% and 91.6%, respectively, of the loan portfolio had real estate collateral. The reduction in the percent of our loan portfolio with real estate as the underlying collateral is due to the increase in PPP loans, which increased to $49.8 million at September 30, 2020 from $0 at December 31, 2019. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

Non-performing assets were $3.0 million (0.22% of total assets) at September 30, 2020 as compared to $3.7 million (0.32% of total assets) at December 31, 2019. While we believe the non-performing assets to total assets ratios are favorable in comparison to current industry results (both nationally and locally), we continue to monitor the impact of the COVID-19 pandemic on our customer base of local businesses and professionals. There were 24 loans totaling $1.7 million (0.20% of total loans) included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at September 30, 2020. The largest loan included in non-accrual status is in the amount of $630 thousand and is secured by commercial non-owner occupied real estate located in Aiken, South Carolina. The average balance of the remaining 23 loans is approximately $46 thousand with a range between $0 and $300 thousand, and the majority of these loans are secured by first mortgage liens. Furthermore, we had $1.6 million in accruing trouble debt restructurings, or TDRs, at September 30, 2020 compared to $1.7 million at December 31, 2019. We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. Nonaccrual loans and accruing trouble debt restructurings are considered impaired. At September 30, 2020, we had 29 impaired loans totaling $3.2 million compared to 33 impaired loans totaling $4.0 million at December 31, 2019. These loans were measured for impairment under the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. At September 30, 2020, we had loans totaling $638 thousand that were delinquent 30 days to 89 days representing 0.08% of total loans compared to $476 thousand or 0.06% of total loans at December 31, 2019.

Due to the COVID-19 pandemic and our proactive offering of payment deferrals, loans on which payments have been deferred declined to $27.3 million at September 30, 2020 from $175.0 million at June 30, 2020 and from $118.3 million at March 31, 2020. We had no loans on which payments were deferred related to the COVID-19 pandemic at December 31, 2019. The $27.3 million in deferrals at September 30, 2020 include nine loans totaling $11.4 million of remaining initial deferrals of which principal and interest are being deferred and eight loans totaling $15.9 million of second deferrals of which only principal is being deferred. Some of these deferments were to businesses that temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash.  We proactively offered initial deferrals to our customers regardless of the impact of the pandemic on their business or personal finances. We obtained additional information from customers who requested second deferrals and we performed additional analyses to justify the need for the second deferral requests. Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans and given the on-going and uncertain impact of the COVID-19 pandemic, we will continue to monitor our loan portfolio for potential risks.

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019
Average loans outstanding (excluding loans held-for-sale)	$792,059	$723,003
Loans outstanding at period end (excluding loans held-for-sale)	$844,460	$735,074
Non-performing assets:
Nonaccrual loans	$1,656	$2,275
Loans 90 days past due still accruing	34	33
Foreclosed real estate	1,313	1,412
Repossessed-other	—	—
Total non-performing assets	$3,003	$3,720

Beginning balance of allowance	$6,627	$6,263
Loans charged-off:
Commercial	—	8
Real Estate - Construction	2	—
Real Estate Mortgage - Residential	—	7
Real Estate Mortgage - Commercial	1	—
Consumer - Home Equity	—	1
Consumer - Other	70	96
Total loans charged-off	73	112
Recoveries:
Commercial	121	—
Real Estate - Construction	2	—
Real Estate Mortgage - Residential	—	—
Real Estate Mortgage - Commercial	13	221
Consumer - Home Equity	2	14
Consumer - Other	34	35
Total recoveries	172	270
Net loan recoveries / (charge offs)	99	158
Provision for loan losses	3,387	139
Balance at period end	$10,113	$6,560

Net recoveries / (charge offs) to average loans (annualized)	0.02%	0.00%
Allowance as percent of total loans	1.20%	0.88%
Non-performing assets as % of total assets	0.22%	0.33%
Allowance as % of non-performing loans	598.40%	284.23%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	September 30, 2020		December 31, 2019
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$828	8.7%	$427	7.3%
Real Estate – Construction	177	1.9%	111	1.9%
Real Estate Mortgage:
Residential	593	6.2%	367	6.3%
Commercial	7,454	78.4%	4,602	78.7%
Consumer:
Home Equity	330	3.5%	240	4.1%
Other	123	1.3%	97	1.7%
Unallocated	608	N/A	783	N/A
Total	$10,113	100.0%	$6,627	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first nine months of 2020 was $10.2 million as compared to $8.8 million during the same period in 2019. Deposit service charges decreased $361 thousand during the first nine months of 2020 as compared to the same period in 2019 primarily due to customers holding higher balances in their deposit accounts due to proceeds from PPP loans and other stimulus funds related to the COVID-19 pandemic. Mortgage banking income increased by $624 thousand from $3.3 million in the first nine months of 2019 to $4.0 million in the first nine months of 2020. Mortgage production including loans held-for-sale and portfolio loans in the first nine months of 2020 was $146.0 million as compared to $100.6 million in the same period of 2019. With the decline in mortgage interest rates, refinance activity increased during the first nine months of 2020 and represented 54.7% of production. The gain on sale margin declined to 2.71% from 3.31% due to disruptions in the mortgage market causing certain loans not to be sold. As capacity rebuilds, this issue will be mitigated. Investment advisory fees increased $541 thousand to $2.0 million during the first nine months of 2020 from $1.4 million during the first nine months of 2019. Total assets under management were $436 million at September 30, 2020 as compared to $370 million at December 31, 2019 and $340 million at September 30, 2019. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions. Gain on sale of securities was $99 thousand during the first nine months of 2020 compared to $135 thousand during the first nine months of 2019. Gain on sale of other assets was $147 thousand during the first nine months of 2020 compared to a $3 thousand loss on sale of other assets during the first nine months of 2019. The $147 thousand gain on sale of other assets in the first nine months of 2020 is primarily due to the sale of an other real estate owned property. The $311 thousand in non-recurring BOLI income was due to insurance benefits on two former members of the boards of directors of acquired banks who passed away during the third quarter of 2020.

Non-interest income, other increased $128 thousand in the first nine months of 2020 as compared to the same period in 2019 primarily due to higher ATM debit card income.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Nine months ended September 30,
	2020	2019
ATM debit card income	$1,660	$1,525
Income on bank owned life insurance	547	515
Rental income	200	212
Loan late charges	79	84
Safe deposit fees	39	39
Wire transfer fees	67	60
Other	231	260
Total	$2,823	$2,695

Non-interest expense increased $2.1 million in the first nine months of 2020 to $27.9 million as compared to $25.8 million in the first nine months of 2019 primarily due to increases in salaries and benefits expense, occupancy expense, marketing and public relations expense, FDIC assessments, other real estate owned expense, data processing expense, legal and professional fees, and COVID-19 related expenses partially offset by lower amortization of intangibles. Salary and benefit expense increased $1.7 million from $15.8 million in the first nine months of 2019 to $17.6 million in the first nine months of 2020 primarily due to increased production and new hires in the mortgage line of business, normal salary adjustments, temporary bonuses related to the COVID-19 pandemic paid to certain employees, and the opening of our full-service de novo office in June 2019 in Evans, Georgia in Columbia County, a suburb of Augusta, Georgia, which was partially offset by a reduction in salaries and benefits related to deferred origination costs on PPP loans originated in 2020. We had 237 full time equivalent employees at September 30, 2020 compared to 242 at September 30, 2019. Furthermore, we incurred COVID-19 related expenses in occupancy expense for additional cleaning of our offices and personal protective equipment for our employees and offices and in equipment expense for laptops and other technology to promote a remote work environment. Marketing and public relations expense increased $179 thousand in the first nine months of 2020 as compared to the same period of 2019. The timing of our planned media campaigns in 2020, which is a presidential election year, impacts the recognition of marketing expense, and it is expected that the overall 2020 annual media cost will not vary substantially from the annual cost incurred in 2019. FDIC assessments increased $132 thousand due to a higher assessment rate in 2020 related to a reduction in our leverage ratio and an increase in our assessment base due to higher average assets. Furthermore, we received more FDIC small bank assessment credits during the first nine months in 2019 compared to the first nine months in 2020. The FDIC small bank assessment credits were fully utilized during the first quarter of 2020. Other real estate owned expense increased $76 thousand during the first nine months of 2020 compared to the first nine months of 2019 primarily due to write-downs on several other real estate owned properties.

 Non-interest expense, other increased $263 thousand in the first nine months of 2020 as compared to the same period in 2019 primarily due to higher data processing expense, which includes ATM debit card expense and legal and professional fees.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Nine months ended September 30,
	2020	2019
Data processing	$2,320	$2,008
Supplies	93	107
Telephone	267	323
Courier	117	107
Correspondent services	209	174
Insurance	235	185
Postage	28	37
Legal and professional fees	864	738
Loss on limited partnership interest	—	45
Director fees	255	255
Shareholder expense	146	126
Dues	111	108
Subscriptions	109	141
Loan closing costs/fees	273	250
Other	625	785
Total	$5,652	$5,389

Income Tax Expense

Our effective tax rate was 19.05% and 20.48% in the first nine months of 2020 and 2019, respectively. The effective rate in 2020 and 2019 is impacted by the passing of the Tax Cut and Jobs Act on December 22, 2017. The federal tax rate prior to this change was 34%, and beginning January 1, 2018, the rate was lowered to 21%.

Comparison of Results of Operations for the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Net Income

Our net income for the three months ended September 30, 2020 was $2.7 million, or $0.35 diluted earnings per common share, as compared to $2.9 million, or $0.39 diluted earnings per common share, for the three months ended September 30, 2019. The $246 thousand decrease in net income between the two periods is primarily due to increases in provision for loan losses expense of $1.0 million and non-interest expense of $924 thousand, partially offset by an increase in net interest income of $823 thousand, an increase in non-interest income of $737 thousand, and a decrease in income tax expense of $155 thousand. The increase in provision for loan losses is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to the deteriorating economic conditions and economic uncertainties caused by the COVID-19 pandemic. The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $622 thousand, marketing and public relations expense of $183 thousand, and FDIC assessments of $147 thousand. The increase in net interest income results from an increase of $226.4 million in average earning assets partially offset by a 39 basis point decline in the net interest margin between the two periods.  The increase in non-interest income is primarily related to increases in mortgage banking income of $152 thousand, investment advisory fees and non-deposit commissions of $163, gains on sale of securities of $99 thousand, gains on sale of other real estate owned of $141 thousand, non-recurring BOLI income of $311 thousand, and ATM debit card income of $66 thousand, partially offset by $179 thousand in lower deposit service charges. Our effective tax rate was 18.40% during the third quarter of 2020 compared to 20.62% during the third quarter of 2019. The $311 thousand in non-recurring BOLI income was recorded as non-taxable income.

Net Interest Income

Please refer to the table at the end of this Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the average yields on assets and average rates on interest-bearing liabilities during the three-month periods ended September 30, 2020 and 2019, along with average balances and the related interest income and interest expense amounts.

Net interest income increased $823 thousand, or 8.8%, to $10.2 million for the three months ended September 30, 2020 from $9.4 million for the three months ended September 30, 2019. Our net interest margin declined by 39 basis points to 3.24% during the three months ended September 30, 2020 from 3.63% during the three months ended September 30, 2019. Our net interest margin, on a taxable equivalent basis, was 3.28% for the three months ended September 2020 compared to 3.66% for the three months ended September 30, 2019. Average earning assets increased $226.4 million, or 22.1%, to $1.2 billion for the three months ended September 30, 2020 as compared to $1.0 billion in the same period of 2019. The increase in net interest income was primarily due to a higher level of average earning assets partially offset by lower net interest margin. The increase in average earning assets was due to increases in loans, securities, and other short-term investments primarily due to Non-PPP loan growth, PPP loans, organic deposit growth, and excess liquidity from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. The decline in net interest margin was primarily due to the Federal Reserve reducing the target range of the federal funds rate three times totaling 75 basis points during 2019 and two times totaling 150 basis points during the first quarter of 2020, lower yields on PPP loans, and the excess liquidity generated from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic being deployed in lower yielding securities and other short-term investments. Lower market rates, the competitive loan pricing environment, and the COVID-19 pandemic put downward pressure on our net interest margin during the three months ended September 30, 2020.

Average loans increased $127.9 million, or 17.3%, to $868.1 million for the three months ended September 30, 2020 from $740.2 million for the three months ended September 30, 2019. Average PPP loans increased $49.2 million and average Non-PPP loans increased $78.7 million to $49.2 million and $818.9 million, respectively, for the three months ended September 30, 2020. Commercial loan production was $46.1 million during the three months ended September 30, 2020 compared to $29.5 million during the same period in 2019. Average loans represented 69.5% of average earning assets during the three months ended September 30, 2020 compared to 72.4% of average earning assets during the three months ended September 30, 2019. The decline in average loans as a percentage of average earning assets was primarily due to increases in deposits of $198.4 million and securities sold under agreements to repurchase of $11.3 million. The growth in our deposits and securities sold under agreements to repurchase was higher than the growth in our loans, which resulted in the excess funds being deployed in our securities portfolio and other short-term investments and to reduce our Federal Home Loan Bank advances. The yield on loans declined 56 basis points to 4.31% in the three months ended September 30, 2020 from 4.87% in the three months ended September 30, 2019. The yield on PPP loans was 2.91% and the yield on Non-PPP loans was 4.40% in the three months ended September 30, 2020. Average securities and average other short-term investments for the three months ended September 30, 2020 increased $45.1 million and $53.4 million, respectively, from the prior year period. The yield on our securities portfolio declined to 2.02% for the three months ended September 30, 2020 from 2.51% for the same period in 2019 while the yield on our other short-term investments declined to 0.21% for the three months ended September 30, 2020 from 2.37% for the same period in 2019. These declines were primarily related to the Federal Reserve reducing the target range of the federal funds rate as described above. The yield on earning assets for the three months ended September 30, 2020 and 2019 was 3.50% and 4.22%, respectively. The cost of interest-bearing liabilities was at 38 basis points in the three months ended September 30, 2020 compared to 83 basis points in the same period in 2019. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits and money market accounts) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. In the three months ended September 30, 2020, these deposits averaged 85.4% of total deposits as compared to 81.3% in the same period of 2019.

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended September 30, 2020 was $3.9 million as compared to $3.1 million during the same period in 2019. Deposit service charges decreased $179 thousand during the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to customers holding higher balances in their deposit accounts due to proceeds from PPP loans and other stimulus funds related to the COVID-19 pandemic. Mortgage banking income increased by $152 thousand from $1.3 million in the three months ended September 30, 2019 to $1.4 million in the three months ended September 30, 2020. Mortgage production including loans held-for-sale and portfolio loans in the three months ended September 30, 2020 was $56.8 million as compared to $37.9 million in the same period of 2019. With the low mortgage interest rate environment, refinance activity represented 56.4% of production during the three months ended September 30, 2020. The gain on sale margin declined to 2.47% in the three months ended September 30, 2020 from 3.30% in the same period in 2019 due to disruptions in the mortgage market causing certain loans not to be sold. As capacity rebuilds, this issue will be mitigated. Investment advisory fees increased $163 thousand to $672 thousand during the three months ended September 30, 2020 from $509 thousand during the same period in 2019. Total assets under management were $436 million at September 30, 2020 as compared to $370 million at December 31, 2019 and $340 million at September 30, 2019. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions. Gain on sale of securities was $99 thousand during the three months ended September 30, 2020 compared to $0 during the same period in 2019. Gain on sale of other assets was $141 thousand during the three months ended September 30, 2020 compared to $0 during the same period in 2019. The $141 thousand gain on sale of other assets in the three months ended September 30, 2020 is due to the sale on one other real estate owned property. The $311 thousand in non-recurring BOLI income was due to insurance benefits on two former members of the boards of directors of acquired banks who passed away during the third quarter of 2020.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Three months ended September 30,
	2020	2019
ATM debit card income	$596	$530
Income on bank owned life insurance	182	174
Rental income	74	72
Loan late charges	20	35
Safe deposit fees	12	12
Wire transfer fees	25	22
Other	73	87
Total	$982	$932

Non-interest expense increased $924 thousand during the three months ended September 30, 2020 to $9.7 million as compared to $8.8 million during the three months ended September 30, 2019 primarily due to increases in salaries and benefits expense, occupancy expense, marketing and public relations expense, FDIC assessments, other real estate owned expense, and COVID-19 related expenses partially offset by lower amortization of intangibles. Salary and benefit expense increased $622 thousand from $5.5 million during the three months ended September 30, 2019 to $6.1 million during the three months ended September 30, 2020 primarily due to increased production and new hires in the mortgage line of business and normal salary adjustments. Furthermore, we incurred COVID-19 related expenses in occupancy expense for additional cleaning of our offices and personal protective equipment for our employees and offices. Marketing and public relations expense increased $183 thousand during the three months ended September 30, 2020 as compared to the same period of 2019. The timing of our planned media campaigns in 2020, which is a presidential election year, impacts the recognition of marketing expense, and it is expected that the overall 2020 annual media cost will not vary substantially from the annual cost incurred in 2019. FDIC assessments increased $147 thousand due to a higher assessment rate in 2020 related to a reduction in our leverage ratio and an increase in our assessment base due to higher average assets. Additionally, we received FDIC small bank assessment credits during the three months September 30, 2019 compared to none during the three months ended September 30, 2020. The FDIC small bank assessment credits were fully utilized during the first quarter of 2020. Other real estate owned expense increased $48 thousand during the three months ended September 30, 2020 compared to the same period in 2019 primarily due to write-downs on several other real estate owned properties.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Three months ended
	September 30,
	2020	2019
Data processing	$787	$732
Supplies	26	23
Telephone	97	112
Courier	34	40
Correspondent services	73	53
Insurance	79	64
Postage	8	14
Legal and professional fees	335	296
Loss on limited partnership interest	—	22
Director fees	83	72
Shareholder expense	48	48
Dues	38	38
Subscriptions	34	47
Loan closing costs/fees	97	89
Other	181	294
	$1,920	$1,944

Financial Position

Assets totaled $1.4 billion at September 30, 2020 and $1.2 billion at December 31, 2019. Loans (excluding loans held-for-sale) increased $107.4 million, or 14.6%, to $844.5 million at September 30, 2020 from $737.0 million at December 31, 2019. Non-PPP loans increased $57.6 million, or 7.8%, to $794.7 million at September 30, 2020 from $737.0 million at December 31, 2019. We had 843 PPP loans totaling $51.2 million gross of deferred fees and costs and $49.8 million net of deferred fees and costs at September 30, 2020. We had no PPP loans at December 31, 2019. The $1.4 million in PPP deferred fees net of deferred costs at September 30, 2020 will be recognized as interest income over the remaining life of the PPP loans. We are now in the initial stages of working with our customers through the SBA forgiveness process. None of our PPP loans have received forgiveness as of September 30, 2020. However, we anticipate the forgiveness process to accelerate later in the fourth quarter of 2020 and the first half of 2021.  Total loan production was $46.1 million during the three months ended September 30, 2020 compared to $29.5 million during the same period in 2019 and $118.9 million during the first nine months of 2020 compared to $99.1 million during the same period in 2019. Loans held-for-sale increased to $37.6 million at September 30, 2020 from $11.2 million at December 31, 2019 due to strong mortgage production of $56.8 million during the three months ended September 30, 2020 and $146.0 million during the first nine months of 2020. The loan-to-deposit ratio (including loans held-for-sale) at September 30, 2020 and December 31, 2019 was 75.2% and 75.7%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at September 30, 2020 and December 31, 2019 was 72.0% and 74.6%, respectively. Investment securities increased to $295.5 million at September 30, 2020 from $288.8 million at December 31, 2019. Other short-term investments increased to $106.2 million at September 30, 2020 from $32.7 million at December 31, 2019. The increases in investments and other short-term investments are primarily due to organic deposit growth and excess liquidity from customer’s PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(Dollars in thousands)	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial, financial & agricultural	$108,006	12.8%	$51,805	7.0%
Real estate:
Construction	89,250	10.6%	73,512	10.0%
Mortgage – residential	49,215	5.8%	45,357	6.2%
Mortgage – commercial	561,932	66.5%	527,447	71.5%
Consumer:
Home Equity	27,618	3.3%	28,891	3.9%
Other	8,439	1.0%	10,016	1.4%
Total gross loans	844,460	100.0%	737,028	100.0%
Allowance for loan losses	(10,113)		(6,627)
Total net loans	$834,347		$730,401

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

Deposits increased $185.4 million, or 18.8%, to $1.2 billion at September 30, 2020 as compared to $988.2 million at December 31, 2019.  Our pure deposits, which are defined as total deposits less certificates of deposits, increased $189.9 million, or 22.4%, to $1.0 billion at September 30, 2020 from $847.3 million at December 31, 2019.  The increase in pure deposits was primarily due to organic deposit growth and customer’s proceeds from PPP loans and other stimulus funds related to the COVID-19 pandemic. We had no brokered deposits and no listing services deposits at September 30, 2020.  Our securities sold under agreements to repurchase, which are related to our customer cash management accounts, increased $13.8 million, or 41.6%, to $47.1 million at September 30, 2020 from $33.3 million at December 31, 2019.  We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds.

Total shareholders’ equity increased $13.0 million, or 10.8%, to $133.2 million at September 30, 2020 from $120.2 million at December 31, 2019.  The increase in shareholders’ equity is primarily due to an increase in retention of earnings less dividends paid of $4.0 million, an increase in accumulated other comprehensive income of $8.4 million, $0.4 thousand related to executive and director stock awards, and $0.3 thousand related to our dividend reinvestment plan.  The increase in accumulated other comprehensive income was due to a reduction in market interest rates, which resulted in an increase in the net unrealized gains in our investment securities portfolio. During 2019, we completed a repurchase plan approved in May 2019 of 300,000 shares of our outstanding common stock at a cost of approximately $5.6 million with an average price of $18.79 per share. As of June 30, 2019, we repurchased 185,361 shares of our outstanding common stock of approximately $3.4 million with an average price of $18.41 per share. The remaining 114,639 shares were repurchased in July 2019. We announced during the third quarter of 2019 the approval of a new share repurchase plan, which was the second share repurchase plan announced during 2019, of up to 200,000 shares of our outstanding common stock.  Although no share repurchases have been made under this second share repurchase plan during 2020, it provides us with flexibility in managing our capital going forward.

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at September 30, 2020 and December 31, 2019 over the subsequent 12 months. At September 30, 2020 we were slightly asset sensitive over the first 12-months compared to slightly liability sensitive over the first 12-months at December 31, 2019. The change to the slightly asset sensitive position at September 30, 2020 was due to an increase in very rate sensitive interest bearing cash with the majority of funding growth occurring in less rate sensitive non-maturing deposits. At December 31, 2019, we were slightly liability sensitive over the first three month period and over the balance of a 12-month period are asset sensitive on a cumulative basis. As a result, our modeling at December 31, 2019 reflects a modest decline in our net interest income in a rising rate environment over the first 12 months. This negative impact of rising rates reverses and net interest income is favorably impacted over a 24-month period. In a declining rate environment, the model reflects a decline in net interest income. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	September 30, 2020	December 31, 2019
+200bp	1.03%	-2.30%
+100bp	0.57%	-1.09%
Flat	—	—
-100bp	-1.31%	-1.88%
-200bp	-1.32%	-5.08%

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At September 30, 2020 and December 31, 2019, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 14.81% and 5.85%, respectively. The PVE exposure in a down 100 basis point decrease was estimated to be (15.20)% at September 30, 2020 compared to (7.68)% at December 31, 2019.

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

As of September 30, 2020, we have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic. We had no brokered deposits and no listing services deposits at September 30, 2020. We believe that we have ample liquidity to meet the needs of our customers and to manage through the COVID-19 pandemic through our low cost deposits; our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks; and our ability to obtain advances secured by certain securities and loans from the Federal Home Loan Bank.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2020, we had issued commitments to extend unused credit of $122.0 million, including $41.3 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2019, we had issued commitments to extend unused credit of $135.7 million, including $39.8 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity declined to 9.6% of total assets at September 30, 2020 from 10.3% at December 31, 2019 primarily due to PPP loans and excess liquidity from customer’s PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. The Bank maintains federal funds purchased lines in the total amount of $60.0 million with two financial institutions, although these were not utilized at September 30, 2020 and $10.0 million through the Federal Reserve Discount Window. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had 843 PPP loans totaling $51.2 million gross of deferred fees and costs and $49.8 million net of deferred fees and costs at September 30, 2020. Furthermore, the Federal Reserve provided us a lending facility, the PPPLF, that permitted us to obtain funding specifically for loans that we made under the PPP; however, the Bank had sufficient liquidity to fund PPP loans without accessing the PPPLF. The PPP program expired on August 8, 2020.

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

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of September 30, 2020, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

Dollars in thousands		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
September 30, 2020
Leverage Ratio	8.95%	5.00%	4.00%	$51,958	$65,107
Common Equity Tier 1 Capital Ratio	12.96%	6.50%	4.50%	58,688	76,846
Tier 1 Capital Ratio	12.96%	8.00%	6.00%	45,070	63,228
Total Capital Ratio	14.08%	10.00%	8.00%	37,026	55,183
December 31, 2019
Leverage Ratio	9.97%	5.00%	4.00%	$56,197	$67,508
Common Equity Tier 1 Capital Ratio	13.47%	6.50%	4.50%	58,345	75,086
Tier 1 Capital Ratio	13.47%	8.00%	6.00%	45,789	62,530
Total Capital Ratio	14.26%	10.00%	8.00%	35,675	52,416

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.95%, 12.96% and 14.08%, respectively, at September 30, 2020 as compared to 9.97%, 13.47%, and 14.26%, respectively, at December 31, 2019. The Bank’s Common Equity Tier 1 ratio at September 30, 2020 was 12.96% and at December 31, 2019 was 13.47%. Under the Basel III rules, we anticipate that the Bank will remain a well capitalized institution for at least the next 12 months. Furthermore, based on our strong capital, conservative underwriting, and internal stress testing, we expect to remain well capitalized throughout the COVID-19 pandemic. However, the Bank’s reported and regulatory capital ratios could be adversely impacted by future credit losses related to the COVID-19 pandemic. We recognize that we face extraordinary circumstances, and we intend to monitor developments and potential impacts on our capital.

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the three months ended September 30, 2020 of $0.12 per common share.  This dividend is payable on November 16, 2020 to shareholders of record of our common stock as of November 2, 2020.

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

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans
PPP loans	$27,088	$577	2.85%	$—	$—	NA
Non-PPP loans	788,636	26,677	4.52%	731,033	26,492	4.85%
Total loans	815,724	27,254	4.46%	731,033	26,492	4.85%
Securities	293,724	4,862	2.21%	252,357	4,924	2.61%
Other short-term investments	56,532	236	0.56%	23,736	428	2.41%
Total earning assets	1,165,980	32,352	3.71%	1,007,126	31,844	4.23%
Cash and due from banks	15,142			13,983
Premises and equipment	34,853			35,832
Goodwill and other intangibles	15,967			16,442
Other assets	39,975			37,331
Allowance for loan losses	(8,052)			(6,372)
Total assets	$1,263,865			$1,104,342

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$235,346	220	0.12%	$204,300	443	0.29%
Money market accounts	210,212	674	0.43%	179,063	1,283	0.96%
Savings deposits	110,095	65	0.08%	105,054	104	0.13%
Time deposits	167,150	1,456	1.16%	177,415	1,571	1.18%
Other borrowings	67,504	601	1.19%	52,861	954	2.41%
Total interest-bearing liabilities	790,307	3,016	0.51%	718,693	4,355	0.81%
Demand deposits	332,975			258,124
Other liabilities	13,195			11,422
Shareholders’ equity	127,388			116,103
Total liabilities and shareholders’ equity	$1,263,865			$1,104,342

Cost of deposits, including demand deposits			0.31%			0.49%
Cost of funds, including demand deposits			0.36%			0.60%
Net interest spread			3.20%			3.42%
Net interest income margin - excluding PPP loans		$28,759	3.37%		$27,489	3.65%
Net interest income/margin - including PPP loans		29,336	3.36%		27,489	3.65%
Net interest income/margin (tax equivalent) - excl. PPP loans		$29,046	3.41%		$27,772	3.69%
Net interest income/margin (tax equivalent) - incl. PPP loans		$29,623	3.39%		$27,772	3.69%

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans
PPP loans	$49,203	$360	2.91%	$—	$—	NA
Non-PPP loans	818,893	9,048	4.40%	740,150	9,092	4.87%
Total loans	868,096	9,408	4.31%	740,150	9,092	4.87%
Securities	299,858	1,525	2.02%	254,801	1,609	2.51%
Other short-term investments	80,653	43	0.21%	27,248	163	2.37%
Total earning assets	1,248,607	10,976	3.50%	1,022,199	10,864	4.22%
Cash and due from banks	15,568			14,578
Premises and equipment	34,721			36,198
Goodwill and other intangibles	15,872			16,311
Other assets	39,751			37,185
Allowance for loan losses	(9,410)			(6,447)
Total Assets	$1,345,109			$1,120,024

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$256,990	$57	0.09%	$216,163	$158	0.29%
Money market accounts	228,502	146	0.25%	180,758	461	1.01%
Savings deposits	117,818	18	0.06%	99,693	33	0.13%
Time deposits	166,070	438	1.05%	175,430	567	1.28%
Other borrowings	63,312	141	0.89%	52,020	292	2.23%
Total interest-bearing liabilities	832,692	800	0.38%	724,064	1,511	0.83%
Demand deposits	367,597			266,555
Other liabilities	13,083			12,175
Shareholders’ equity	131,737			117,230
Total liabilities and shareholders’ equity	$1,345,109			$1,120,024

Cost of deposits, including demand deposits			0.23%			0.52%
Cost of funds, including demand deposits			0.27%			0.61%
Net interest spread			3.12%			3.39%
Net interest income/margin - excluding PPP loans		$9,816	3.26%		$9,353	3.63%
Net interest income/margin - including PPP loans		$10,176	3.24%		$9,353	3.63%
Net interest income/margin (tax equivalent) - excl. PPP loans		$9,922	3.29%		$9,428	3.66%
Net interest income/margin (tax equivalent) - incl. PPP loans		$10,282	3.28%		$9,428	3.66%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -

OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against us which we believe, if determined adversely, would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the period ended March 31, 2020, our Quarterly Report on Form 10-Q for the period ended June 30, 2020, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Forward-Looking Statements” set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable.

(b)	Not Applicable.

(c)	Although we have an authorized repurchase plan to repurchase up to 200,000 share of our common stock, no share repurchases were made in the three months ended September 30, 2020 and no share repurchases were made during the first nine months of 2020.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 22, 2019).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements. Cover Page Interactive Data File.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: November 6, 2020	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
67