Form 10-K
period 2020-12-31
FIRST COMMUNITY CORP /SC/
filed 2021-03-12
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2020
Or
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 000-28344

First Community Corporation

(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5455 Sunset Blvd.,
Lexington, South Carolina	29072
(Address of principal executive offices)	(Zip Code)

803-951-2265

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $1.00 par value per share	FCCO	The NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $108,906,995 based on the closing price of $15.15 on June 30, 2020, as reported on The NASDAQ Capital Market. 7,526,967 shares of the registrant’s common stock were issued and outstanding as of March 12, 2021.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (the “SEC”) and the following:

•	The impact of the outbreak of the novel coronavirus, or COVID-19, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act), and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, write-down assets, or take other actions;
•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the 2020 presidential and congressional elections;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
1

•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies;
•	changes in accounting standards, policies, estimates and practices;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties described under “Risk Factors” below.

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

Summary of Material Risks

An investment in our securities involves risks, including those summarized below. For a more complete discussion of the material risks facing our business, see Item 1A—Risk Factors.

Economic and Geographic-Related Risks

•	We are unable to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely affect our business, financial condition and results of operations.
•	Our business may be adversely affected by economic conditions.

Credit and Interest Rate Risks

•	Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.
•	We may have higher loan losses than we have allowed for in our allowance for loan losses.
•	We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.
•	Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.
•	Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
•	Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.
•	Our underwriting decisions may materially and adversely affect our business.
•	We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.
•	If we fail to effectively manage credit risk, our business and financial condition will suffer.
•	Changes in prevailing interest rates may reduce our profitability.

Capital and Liquidity Risks

•	Changes in the financial markets could impair the value of our investment portfolio.
•	We are subject to strict capital requirements, which could be amended to be more stringent, in the future.

Risks Related to Our Industry

•	The transition away from LIBOR could negatively impact our net interest income and require significant operational work.
•	Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
•	We could experience a loss due to competition with other financial institutions or nonbank companies.
•	We may be adversely affected by the soundness of other financial institutions.
•	Failure to keep pace with technological change could adversely affect our business.
•	New lines of business or new products and services may subject us to additional risk.
•	Consumers may decide not to use banks to complete their financial transactions.

Risks Related to Our Strategy

•	We may be adversely affected by risks associated with future mergers and acquisitions, including execution risk, which could disrupt our business and dilute shareholder value.
•	We may be exposed to difficulties in combining the operations of acquired businesses into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.
•	New or acquired banking office facilities and other facilities may not be profitable.

Risks Related to Our Human Capital

•	We are dependent on key individuals, and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Operational Risks

•	A failure in, or breach of, our systems or infrastructure, or those of our vendors, including cyber-attacks, could disrupt our businesses, result in disclosure of confidential information, damage our reputation or increase our costs and losses.
•	We are at risk of increased losses from fraud.
•	Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.
•	If we fail to maintain our reputation, our performance may be materially adversely affected.

Legal, Accounting, Regulatory and Compliance Risks

•	We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.
•	Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.
•	We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.
•	Changes in accounting standards could materially affect our financial statements.
•	New accounting standards will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
•	The Federal Reserve may require us to commit capital resources to support the Bank.
•	We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
•	We are party to various claims and lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.
•	From time to time we are, or may become, involved in suits, legal proceedings, information-gatherings, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.
•	We could be adversely affected by changes in tax laws and regulations or the interpretations of such laws and regulations
•	Our ability to realize deferred tax assets may be reduced, which may adversely impact our results of operation.

Risks Related to an Investment In our Common Stock

•	Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.
•	Our stock price may be volatile, which could result in losses to our investors and litigation against us.
•	Future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline.
•	Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to us. If we have to issue shares of common stock, they will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.
•	Provisions of our articles of incorporation and bylaws, South Carolina law, and state and federal banking regulations, could delay or prevent a takeover by a third party.
•	An investment in our common stock is not an insured deposit.

General Risks

•	Our historical operating results may not be indicative of our future operating results.
•	A downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.
4

PART I

Item 1. Business.

General

First Community Corporation, a bank holding company registered under the Bank Holding Company Act of 1956, was incorporated under the laws of South Carolina in November 1994 primarily to own and control all of the capital stock of First Community Bank, which commenced operations in August 1995. The Bank’s primary federal regulator is the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is also regulated and examined by the South Carolina Board of Financial Institutions (the “S.C. Board”).

Unless otherwise mentioned or unless the context requires otherwise, references herein to “First Community,” the “Company” “we,” “us,” “our” or similar references mean First Community Corporation and its consolidated subsidiaries. References to the “Bank” means First Community Bank.

We engage in a commercial banking business from our main office in Lexington, South Carolina and our 21 full-service offices located in: the Midlands of South Carolina, which includes Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices) and Kershaw County (1 office); the Upstate of South Carolina, which includes Greenville County (2 offices), Anderson County (1 office) and Pickens County (1 office); and the Central Savannah River area, which includes Aiken County, South Carolina (1 office); and in Augusta, Georgia, which includes Richmond County (2 offices) and Columbia County (1 office). In addition, we conducted business from a mortgage loan production office in Richland County, South Carolina until January 24, 2020, after which we consolidated such operations with other existing Bank offices. At December 31, 2020, we had approximately $1.4 billion in assets, $844.2 million in loans, $1.2 billion in deposits, and $136.3 million in shareholders’ equity.

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

The following table shows data as to deposits, market share and population for our three market areas (deposits in thousands):

	Total		Estimated	Total Market Deposits(2)	Our Market Deposits(2)
	Offices		Population(1)	June 30, 2020	June 30, 2020	Market Share
Midlands Region	13	(3)	819,500	$24,272,721	$843,895	3.48%
CSRA Region	4		530,104	$9,051,092	$144,689	1.60%
Upstate Region	4	(4)	852,984	$20,163,710	$133,936	0.66%

(1)	All population data is derived from July 2019 estimates based on survey changes to the 2010 U. S. Census data.

(2)	All deposit data as of June 30, 2020 is derived from the most recent data published by the FDIC.

(3)	As of June 30, 2020, the Midlands Region consisted of 13 full service branches.

(4)	As of June 30, 2020, the Upstate Region consisted of four full service branches.

We believe that we serve attractive banking markets with long-term growth potential and a well-educated employment base that helps to support our diverse and relatively stable local economy. According to U.S. Census Data, median household incomes for each of the counties in the regions noted above were as follows for 2019:

Richland County, SC	$54,767
Lexington County, SC	$61,173
Newberry County, SC	$44,226
Kershaw County SC	$51,479
Greenville County, SC	$60,351
Anderson County, SC	$50,865
Pickens County SC	$49,573
Aiken County SC	$51,399
Richmond County, GA	$42,728
Columbia County, GA	$82,339

The county estimates noted above compare to 2019 statewide median household income estimates of $53,199 and $58,700 for South Carolina and Georgia, respectively. The principal components of the economy within our market areas are service industries, government and education, and wholesale and retail trade. The largest employers in the Midlands market area, each of which employs in excess of 3,000 people, include the State of South Carolina, Prisma Health, BlueCross BlueShield of SC, the University of South Carolina, the United States Department of the Army (Fort Jackson Army Base), Richland School District 1, Richland School District 2, and Lexington Medical Center. The largest employers in our CSRA market area, each of which employs in excess of 3,000 people, include the U.S. Army Cyber Center of Excellence & Fort Gordon, Augusta University, Richmond County School System, NSA Augusta, University Hospital, Augusta University Hospitals, and the Department of Energy, Savannah River Site. The Upstate region major employers include, among others, Prisma Health, Greenville County Schools, BMW Manufacturing Corp., Michelin North America, BI-LO, LLC, Bon Secours St. Francis Health System, AnMed Health Medical Center, Clemson University, Duke Energy Corp., and GE Power & Water. We believe that this diversified economic base has reduced, and will likely continue to reduce, economic volatility in our market areas. Our markets have experienced steady economic and population growth over the past 10 years, and we expect that the area, as well as the service industry needed to support it, will continue to grow.

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

We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans, substantially all of which are sold into the secondary market. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general, we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. As a result, our lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. Based upon the capitalization of the Bank at December 31, 2020, the maximum amount we could lend to one borrower is $19.6 million. In addition, we may not make any loans to any director, officer, employee, or 10% shareholder of the Company or the Bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

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

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in our market areas. As of June 30, 2020, there were 24 financial institutions operating approximately 167 offices in the Midlands market, 19 financial institutions operating 97 branches in the CSRA market, and 35 financial institutions operating 227 branches in the Upstate market. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and Georgia. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

As of December 31, 2020, the company had 244 full-time employees. We believe that we have good relations with our employees and our employees are not represented by any collective bargaining group or agreement. We believe our ability to attract and retain employees is a key to our success and one of our core values is mutual respect for our colleagues and their role in our success. Our employees embody and consistently demonstrate our five cultural beliefs of honesty and integrity, everyone matters, spirit of service, strong work ethic and excellence with humility. Accordingly, we strive to offer competitive salaries, insurance and retirement benefits, a generous paid time off plan including paid holidays, and a stable and friendly working environment to all employees. We believe the development of our staff is important to the success of our company and we encourage employees to continue on a lifelong trajectory of learning. As such, we provide a number of opportunities for employee development through both internal and external sources. To develop our current and future leaders, the Bank created the First Community Bank Leadership Institute (FCBLI), an eighteen-month leadership development program that provides academic and experiential learning to teach and nurture leadership skills across the organization to prepare to support the Bank now and in the future. The Bank also supports the development of employees through external educational opportunities such as various bankers’ schools that offer multi-year development programs as well as short term training classes and industry conferences. In addition to these, the Bank encourages employees to continue with career development specific to their role to insure employees stay current with the most up-to-date information and best practices.

The health, safety and well-being of our employees, customers, vendors and communities has been and continues to be our top priority. The COVID-19 pandemic presented challenges as we worked to continue to serve our customers and the community. Throughout the pandemic, we followed guidance from the Centers for Disease Control and the South Carolina Department of Health and Environmental Control and made the necessary adjustments as guidance and recommendations changed. We implemented a number of safety protocols to help provide a safe workplace for our employees, customers and vendors. This included limiting access to facilities, including at times our banking offices (except by appointment), encouraging the use of drive thru facilities and online, electronic and other technology products and services, implementing remote working and rotating work schedules, enhanced and more frequent cleaning of facilities, written communication to employees as updates were available, and reminders on safety protocols including social distancing, monitoring symptoms and quarantining with exposure or potential exposure to the virus, and hand washing/sanitizing. We provided supplies including masks, gloves, and hand sanitizer to employees and customers. With recent positive news on pandemic conditions, we are beginning a transition to a more normal operating environment.

Executive Officers of First Community Corporation

Executive officers of First Community Corporation are elected by the board of directors annually and serve at the pleasure of the board of directors. The current executive officers, and persons chosen to become executive officers, and their ages, positions with us over the past five years, and terms of office as of March 12, 2021, are as follows:

Name (age)	Position and Five Year History with Company	With the Company Since
Michael C. Crapps (62)	Chief Executive Officer and President, Director	1994
John T. Nissen (59)	Chief Banking Officer; formerly Chief Commercial and Retail Banking Officer	1995
Robin D. Brown (53)	Chief Human Resources and Marketing Officer	1994
Tanya A. Butts (62)	Chief Operations Officer/Chief Risk Officer	2016
John F. (Jack) Walker (55)	Chief Credit Officer, formerly Senior Vice President and Loan Approval and Special Assets Officer	2009
D. Shawn Jordan (53)	Chief Financial Officer, formerly Executive Vice President	2019

None of the above officers are related and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with the directors or officers of the Company acting solely in their capacities as such.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws generally are intended primarily for the protection of customers, depositors and other consumers, the FDIC’s Deposit Insurance Fund (the “DIF”), and the banking system as a whole; not for the protection of our other creditors and shareholders.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of those laws and regulations on our operations. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Legislative and Regulatory Developments.

An older legislative and regulatory development implemented in response to the 2008 financial crisis—the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)—and the newer regulatory developments implemented in response to the COVID-19 pandemic, including the CARES Act and the Consolidated Appropriations Act, 2021, which enhanced and expanded certain provisions of the CARES Act—have had and will continue to have an impact on our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act was signed into law in July 2010 and impacts financial institutions in numerous ways, including:

•	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk;
•	Granting additional authority to the Board of Governors of the Federal Reserve (the “Federal Reserve”) to regulate certain types of nonbank financial companies;
•	Granting new authority to the FDIC as liquidator and receiver;
•	Changing the manner in which deposit insurance assessments are made;
•	Requiring regulators to modify capital standards;
•	Establishing the Consumer Financial Protection Bureau (the “CFPB”);
•	Capping interchange fees that certain banks charge merchants for debit card transactions;
•	Imposing more stringent requirements on mortgage lenders; and
•	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

2018 Regulatory Reform.

In May 2018, the Economic Growth, Regulatory Reform and Consumer Protection Act (“Regulatory Relief Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion.

The Regulatory Relief Act, among other things, expanded the definition of qualified mortgages a financial institution may hold and simplified the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “community bank leverage ratio” between 8% and 10%. As such, in November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules, discussed below, and, if applicable, is considered to have met the “well capitalized” capital ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than-9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III rules and file the appropriate regulatory reports. We do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

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

The CARES Act and Initiatives Related to COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act provided for approximately $2.2 trillion in direct economic relief in response to the public health and economic impacts of COVID-19. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of financial institutions like the Bank. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, life cycle, and eligibility requirements for the various CARES Act programs, as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. We continue to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. A principal provision of the CARES Act amended the SBA’s loan program to create a guaranteed, unsecured loan program, the Paycheck Protection Program, or PPP, to fund operational costs of eligible businesses, organizations and self-employed persons impacted by COVID-19. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the “Consolidated Appropriations Act, 2021” that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operators.” As a participating lender in the PPP, we continue to monitor legislative, regulatory, and supervisory developments related thereto, including the most recent changes implemented by the HHSB Act.

Troubled Debt Restructurings and Loan Modifications for Affected Borrowers. The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act, 2021, permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that may otherwise be characterized as troubled debt restructurings and suspend any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications are related to COVID-19, and (iii) the modification occurs between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help mid-size businesses, nonprofit organizations, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the Main Street Lending Program (the “MSLP”) to implement certain of these recommendations. The MSLP supported lending to small- and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP, which expired on January 8, 2021, operated through three facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, and the Main Street Expanded Loan Facility. The Bank registered as a lender under the MSLP, but as of December 31, 2020, originated no loans under the MSLP.

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

Temporary Community Bank Leverage Ratio Relief. Pursuant to the CARES Act, the federal banking agencies authorities adopted an interim rule, effective until the earlier of the termination of the COVID-19 emergency declaration and December 31, 2020, to (i) reduce the minimum community bank leverage ratio from 9% to 8% percent and (ii) give community banks two-quarter grace period to satisfy such ratio if such ratio falls out of compliance by no more than 1%.

Capital and Related Requirements.

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

Under Basel III, Tier 1 capital includes two components: Common Equity Tier 1 capital and additional Tier 1 capital. The highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital generally includes the allowance for loan losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying Tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. AOCI is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of a large part of this treatment of AOCI. We made this opt-out election and, as a result, retained our pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three risk-based measurements (Common Equity Tier 1, Tier 1 capital and total capital). The 2.5% capital conservation buffer was phased in incrementally over time, and became fully effective for us on January 1, 2019, resulting in the following effective minimum capital plus capital conservation buffer ratios: (i) a Common Equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%.

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

Change in Control.

Two statutes, the Change in Bank Control Act and the Bank Holding Company Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the Change in Bank Control Act, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank’s primary federal regulator must approve the change in control; at the bank level, only the bank’s primary federal regulator is involved.

In addition, the Bank Holding Company Act prohibits any entity from acquiring 25% (5% if the acquirer is a bank holding company) or more of a bank holding company’s voting securities, or otherwise obtaining control or a controlling influence over the management or policies of a bank or bank holding company without regulatory approval. On January 30, 2020, the Federal Reserve issued a final rule (which became effective September 30, 2020) that clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.

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

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal stockholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. This temporary relief will apply until January 1, 2022, unless amended or extended, while the Federal Reserve, in consultation with the other federal banking agencies, considers whether to amend Regulation O.

First Community Corporation

We own 100% of the outstanding capital stock of the Bank, and, therefore, we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the Bank Holding Company Act and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

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
15

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

Capital Requirements. The Federal Reserve generally imposes certain capital requirements on a bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. If applicable, these requirements are essentially the same as those that apply to the Bank and are described above under “Capital and Related Requirements.” However, because the Company currently qualifies as a small bank holding company, these capital requirements do not currently apply to the Company. Subject to certain restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on, among other things, the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “First Community Bank—Dividends.” We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

In addition, since the Company is legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions as described below in “First Community Bank—Dividends.”

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
17

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

Effective with the March 31, 2020 Call Report, qualifying community banking organizations that elect to use the new community bank leverage ratio framework and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements to be deemed well capitalized. See the discussion about the community bank leverage ratio above in “Supervision and Regulation— Legislative and Regulatory Developments—2018 Regulatory Reform. We do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

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

As of December 31, 2020, the Bank was deemed to be “well capitalized.”

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) proposed changes to the regulations implementing the CRA, which, if adopted will result in changes to their current CRA framework. The Federal Reserve Board did not join the proposal. On May 20, 2020 the OCC issued a final rule to strengthen and modernize its existing CRA framework, but the FDIC was not prepared to finalize its CRA proposal at that time.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. On August 1, 2019, September 19, 2019 and October 31, 2019, the Federal Open Market Committee (the “FMOC”) decreased the federal funds target rate by 25 basis points, which resulted in a total reduction of 75 basis points during 2019. On March 4, 2020, the FMOC decreased the federal funds target rate by 50 basis points to a target range of 1.00% to 1.25%; and on March 16, 2020, the FMOC decreased the federal funds target rate by 100 basis points to a target range of 0.00% to 0.25%. Further changes may occur in 2021, but, if so, there is no announced timetable.

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

In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund was increased to 1.35% of the estimated total amount of insured deposits. On September 30, 2018, the deposit insurance fund reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%. On reaching the minimum reserve ratio of 1.35%, FDIC regulations provided for two changes to deposit insurance assessments: (i) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) ceased; and (ii) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. These assessment credits started with the June 30, 2019 assessment invoiced in September 2019 and the FDIC continued to apply the assessment credits so long as the reserve ratio was at least 1.35%. The reserve ratio fell to 1.30% as of June 30, 2020 as a result of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020 stemming mainly from the COVID-19 pandemic, specifically monetary policy actions, direct government assistance to consumers and businesses, and an overall reduction in spending. Therefore, on September 15, 2020, the FDIC waived the provision of the FDIC’s assessment regulations requiring that the reserve ratio must be at least 1.35% for the FDIC to remit the full nominal value of an insured depository institution’s remaining assessment credits. All remaining small bank credits were refunded on the September 30, 2020 assessment invoice effectively ending the application of small bank credits. Assessment rates are expected to decrease if the reserve ratio increases such that it exceeds 2%.

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

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2020.

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

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, exceeding 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more in the preceding three years or (ii) construction and land development loans exceeding 100% of total risk-based capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to commercial real estate lending, having observed substantial growth in many commercial real estate asset and lending markets, increased competitive pressures, rising commercial real estate concentrations in banks, and an easing of commercial real estate underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from commercial real estate lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their commercial real estate concentration risk. Based on the Bank’s loan portfolio as of December 31, 2020, its non-owner occupied commercial loans and its construction and land development loans were approximately 270% and 85% of total risk-based capital, respectively. Management will continue to monitor the level of the concentration in commercial real estate loans within the bank’s loan portfolio.

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

Economic and Geographic-Related Risks

The global COVID-19 pandemic has adversely affected our business, financial condition and results of operations, and the ultimate affect of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain.

The global COVID-19 pandemic and related government-imposed and other measures intended to control the spread of the disease, including restrictions on travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business and school closures and other similar measures, have had a significant impact on global economic conditions and have negatively impacted certain aspects of our business, financial condition and results of operations, and may continue to do so in the future. The governmental and social response to the COVID-19 pandemic has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. The COVID-19 pandemic, and related efforts to contain it, have also caused significant disruptions in the functioning of the financial markets and have increased economic and market uncertainty and volatility.

Given the ongoing, dynamic and unprecedented nature of the COVID-19 pandemic, it is difficult to predict the full impact the pandemic will have on our business. While certain factors point to improving economic conditions, uncertainty remains regarding the path of the economic recovery, the mitigating impacts of government interventions, the success of vaccine distribution and the efficacy of administered vaccines, as well as the effects of the change in leadership resulting from the recent elections. The COVID-19 pandemic may subject us to any of the following risks, any of which could have a material adverse effect on our business, financial condition, liquidity, results of operations, risk-weighted assets and regulatory capital:

•	because the incidence of reported COVID-19 cases and related hospitalizations and deaths varies significantly by state and locality, the economic downturn caused by the pandemic may be deeper and more sustained in certain areas, including those in which we do business, relative to other areas of the country;
•	our ability to market our products and services may be impaired by a variety of external factors, including a prolonged reduction in economic activity and continued economic and financial market volatility, which could cause demand for our products and services to decline, in turn making it difficult for us to grow assets and income;
•	if the economy is unable to substantially reopen and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•	collateral for loans, especially real estate, may decline in value, which may reduce our ability to liquidate such collateral and could cause loan losses to increase and impair our ability over the long run to maintain our targeted loan origination volume;
•	our allowance credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	an increase in non-performing loans due to the COVID-19 pandemic would result in a corresponding increase in the risk-weighting of assets and therefore an increase in required regulatory capital;
•	the net worth and liquidity of borrowers and loan guarantors may decline, impairing their ability to honor commitments to us;
26

•	as the result of the reduction of the Federal Reserve’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•	deposits could decline if customers need to draw on available balances as a result of the economic downturn;
•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	the borrowing needs of our clients may increase, especially during this challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit;
•	we face heightened cybersecurity risk in connection with our operation of a remote working environment, which risks include, among others, greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems, increased risk of unauthorized dissemination of confidential information, limited ability to restore our systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions—all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers;
•	we rely on third party vendors for certain services and the unavailability of a critical service or limitations on the business capacities of our vendors for extended periods of time due to the COVID-19 pandemic could have an adverse effect on our operations; and
•	as a result of the COVID-19 pandemic, there may be unexpected developments in financial markets, legislation, regulations and consumer and customer behavior.

Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described herein.

Our business may be adversely affected by economic conditions generally.

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

Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary and trade policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for loan losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio. The majority of our loan portfolio is secured by real estate. A decline in real estate values can negatively impact our ability to recover our investment should the borrower become delinquent. Loans secured by stock or other collateral may be adversely impacted by a downturn in the economy and other factors that could reduce the recoverability of our investment. Unsecured loans are dependent on the solvency of the borrower, which can deteriorate, leaving us with a risk of loss. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; epidemics and pandemics (such as COVID-19); or a combination of these or other factors.

The impact of the COVID-19 pandemic is fluid and continues to evolve and there is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the onset of the pandemic. Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown, and during which we may experience a recession. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, depressed oil prices and a potential resurgence of economic and political tensions with China that may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Credit and Interest Rate Risk

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

Our actual loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate. As of December 31, 2020, approximately 85.6% of our loan portfolio (excluding loans held for sale) is composed of construction (11.3%), commercial mortgage (67.9%) and commercial (excluding PPP) (6.4%) loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

While the fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Bank, once these stimulus programs have been exhausted, we believe our credit metrics could worsen and loan losses could ultimately materialize. Any potential loan losses will be contingent upon a number of factors beyond our control, such as the resurgence of the virus, including any new strains, offset by the potency of the vaccine along with its extensive distribution, and the ability for customers and businesses to return to their pre-pandemic routines.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2020, we had approximately $655.5 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 77.7% of our total loans outstanding as of that date. Approximately 28.7%, or $242.1 million, of this real estate is owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 11.6% or $68 million, since December 31, 2019. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months, or (ii) construction and land development loans exceed 100% of total risk-based capital. Our total non-owner-occupied commercial real estate loans represented 270% of the Bank’s total risk-based capital at December 31, 2020, and our construction and land development loans represented 85% of the Bank’s total risk-based capital at December 31, 2020.

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

At December 31, 2020, commercial business loans excluding PPP loans comprised 6.4% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2020, approximately $36.6 million of our loans, or 28.6% of the Bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which only one loan totaling approximately $210 thousand had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan-to-value exceptions are set at 30% of the Bank’s capital. At December 31, 2020, $27.6 million of our commercial loans, or 21.1% of the Bank’s regulatory capital, exceeded the supervisory loan-to-value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

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

We must effectively manage credit risk. There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. Many of these risks have been and may further be exacerbated by the effects of the COVID-19 pandemic. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business and our consolidated results of operations and financial condition.

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

Capital and Liquidity Risks

Changes in the financial markets could impair the value of our investment portfolio.

Our investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $300.9 million in 2020, as compared to $257.6 million in 2019. This represents 25.1% and 25.3% of the average earning assets for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, the portfolio was 27.9% of earning assets. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

As of December 31, 2020 and 2019, securities which have unrealized losses were not considered to be “other than temporarily impaired,” and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain substantial liquidity which supports our ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

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

Risks Related to Our Industry

The phase-out of LIBOR could negatively impact our net interest income and require significant operational work.

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), has announced that it will not compel panel banks to contribute to LIBOR after 2021. It is likely that banks will not continue to provide submissions for the calculation of LIBOR after 2021 and possibly prior to then. The discontinuance of LIBOR has resulted in significant uncertainty regarding the transition to suitable alternative reference rates and could adversely impact our business, operations, and financial results. Although the full impact of transition remains unclear, this change may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in our financial assets and liabilities. If LIBOR is discontinued after 2021 as expected, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, which may also impact our net interest income and account and service fees. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest earned on certain assets and a reduction in the value of certain assets. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has endorsed replacing the U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). In November 2020, the federal banking agencies issued a statement that says that banks may use any reference rate for its loans that the bank determines to be appropriate for its funding model and customer needs.

As of December 31, 2020, we had $20.6 million in LIBOR-based loans, $71.3 million in securities, and $15.0 million in junior subordinated debt indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, if such loans do not mature or pre-pay before the transition. For new loan originations and renewals with maturities greater than one year, we have generally ceased relying on LIBOR and have moved to alternative indices.

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

Risks Related to Our Strategy

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

Risks Related to Our Human Capital

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

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our business strategy and materially and adversely affect our business, results of operations, and financial condition.

Operational Risks

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

Legal, Accounting, Regulatory and Compliance Risks

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

We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.

With a new Congress taking office in January 2021, Democrats have retained control of the U.S. House of Representatives, and have gained control of the U.S. Senate, albeit with a majority found only in the tie-breaking vote of Vice President Harris. However slim the majorities, though, the net result is unified Democratic control of the White House and both chambers of Congress, and consequently Democrats will be able to set the agenda both legislatively and in the Administration. We expect that Democratic-led Congressional committees will pursue greater oversight and will also pay increased attention to the banking sector’s role in providing COVID-19-related assistance. The prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.

Moreover, the turnover of the presidential administration has produced, and likely will continue to produce, certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, SEC, and the Treasury Department. These changes could impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. Of note, promptly after taking office, President Biden issued an Executive Order instituting a “freeze” of certain recently-finalized and pending regulations to allow for review by incoming Administration officials. As a result of this Executive Order, recently-adopted regulations may be subject to further notice-and-comment rulemaking and, more broadly, agency rulemaking agendas may be disrupted. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

We could be adversely affected by changes in tax laws and regulations or the interpretations of such laws and regulations.

We are subject to the income tax laws of the U.S., and its states and municipalities in which we do business. These tax laws are complex and may be subject to different interpretations. We must make judgments and interpretations about the application of these inherently complex tax laws when determining our provision for income taxes, our deferred tax assets and liabilities, and our valuation allowance. Changes to the tax laws, administrative rulings or court decisions could increase our provision for income taxes and reduce our net income.

In addition, our ability to continue to record our deferred tax assets is dependent on our ability to realize their value through future projected earnings. Future changes in tax laws or regulations could adversely affect our ability to record our deferred tax assets. Loss of part or all of our deferred tax assets would have a material adverse effect on our financial condition and results of operations.

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

General Risk Factors

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

As of February 28, 2021, there were approximately 1,936 shareholders of record of our common stock. Our common stock trades on The NASDAQ Capital Market under the trading symbol of “FCCO.”

Quarterly Common Stock Price Ranges and Dividends

The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2020
Quarter ended March 31, 2020	$21.89	$12.60	$0.12
Quarter ended June 30, 2020	$16.80	$13.11	$0.12
Quarter ended September 30, 2020	$15.32	$12.23	$0.12
Quarter ended December 31, 2020	$19.00	$12.95	$0.12
2019
Quarter ended March 31, 2019	$22.79	$17.93	$0.11
Quarter ended June 30, 2019	$20.28	$17.08	$0.11
Quarter ended September 30, 2019	$20.45	$17.55	$0.11
Quarter ended December 31, 2019	$22.00	$18.48	$0.11

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

Unregistered Sales of Equity Securities

Pursuant to our 2006 Non-Employee Director Deferred Compensation Plan, non-employee directors may elect to defer all or any part of annual retainer fees payable in respect of the following calendar year to the director for his or her service on the board of directors or any committee of the board of directors. During the year, a number of deferred stock units are credited to the director’s account at the time such compensation would otherwise have been payable absent the election to defer equal to (i) the otherwise payable amount divided by (ii) the fair market value of a share of our common stock on the last trading day preceding the credit date. In general, a director’s vested account balance will be distributed in a lump sum of our common stock on the 30th day following termination of service on the board and on the board of directors of all of our subsidiaries, including termination of service as a result of death or disability. During the year ended December 31, 2020, we credited an aggregate of 8,841 deferred stock units to accounts for directors who elected to defer monthly fees or annual retainer fees for 2020. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.

Repurchases of Equity Securities

In September 2019, we announced that our board of directors approved the repurchase of up to 200,000 additional shares of our common stock (the “New Repurchase Plan”), which were in addition to the shares repurchased under the repurchase program we announced in May 2019 for 300,000 shares of our common stock (the “Prior Repurchase Plan”). We completed the repurchase of all 300,000 shares covered by the Prior Repurchase Plan at a cost of $5.6 million with an average price per share of $18.79 prior to our adoption of the New Repurchase Plan.

No share repurchases were made under the New Repurchase Plan prior to its expiration date of December 31, 2020.

Item 6. Selected Financial Data

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2020	2019	2018	2017	2016
Balance Sheet Data:
Total assets	$1,395,382	$1,170,279	$1,091,595	$1,050,731	$914,793
Loans held for sale	45,020	11,155	3,223	5,093	5,707
Loans	844,157	737,028	718,462	646,805	546,709
Deposits	1,189,413	988,201	925,523	888,323	766,622
Total common shareholders’ equity	136,337	120,194	112,497	105,663	81,861
Total shareholders’ equity	136,337	120,194	112,497	105,663	81,861
Average shares outstanding, basic	7,446	7,510	7,581	6,849	6,617
Average shares outstanding, diluted	7,482	7,588	7,731	6,998	6,787
Results of Operations:
Interest income	$43,778	$42,630	$39,729	$32,156	$29,506
Interest expense	3,755	5,781	3,981	2,762	3,047
Net interest income	40,023	36,849	35,748	29,394	26,459
Provision for loan losses	3,663	139	346	530	774
Net interest income after provision for loan losses	36,360	36,710	35,402	28,864	25,685
Non-interest income	13,769	11,736	10,644	9,639	8,940
Non-interest expenses	37,534	34,617	32,123	29,358	25,776
Income before taxes	12,595	13,829	13,923	9,145	8,849
Income tax expense	2,496	2,858	2,694	3,330	2,167
Net income	10,099	10,971	11,229	5,815	6,682
Net income available to common shareholders	10,099	10,971	11,229	5,815	6,682
Per Share Data:
Basic earnings per common share	$1.36	$1.46	$1.48	$0.85	$1.01
Diluted earnings per common share	1.35	1.45	1.45	0.83	0.98
Book value at period end	18.18	16.16	14.73	13.93	12.24
Tangible book value at period end (non-GAAP)	16.08	13.99	12.55	11.66	11.31
Dividends per common share	0.48	0.44	0.40	0.36	0.32
Asset Quality Ratios:
Non-performing assets to total assets(3)	0.50%	0.32%	0.37%	0.51%	0.57%
Non-performing loans to period end loans	0.69%	0.31%	0.36%	0.52%	0.75%
Net charge-offs (recoveries) to average loans	(0.01)%	(0.03)%	(0.02)%	(0.01)%	0.03%
Allowance for loan losses to period-end total loans	1.23%	0.90%	0.87%	0.89%	0.94%
Allowance for loan losses to non-performing assets	148.10%	177.23%	155.14%	79.52%	99.35%
Selected Ratios:
Return on average assets	0.78%	0.98%	1.04%	0.62%	0.75%
Return on average common equity:	7.84%	9.38%	10.48%	6.56%	8.08%
Return on average tangible common equity (non-GAAP):	8.94%	10.91%	12.44%	7.22%	8.76%
Efficiency Ratio (non-GAAP)(1)	69.99%	70.51%	68.20%	74.69%	72.09%
Noninterest income to operating revenue(2)	25.60%	24.16%	24.94%	24.69%	25.26%
Net interest margin (tax equivalent)	3.37%	3.65%	3.69%	3.52%	3.35%
Equity to assets	9.77%	10.27%	10.31%	10.06%	8.95%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	8.74%	9.02%	8.92%	8.56%	8.33%
Tier 1 risk-based capital (Bank)(4)	12.83%	13.47%	13.19%	13.40%	13.84%
Total risk-based capital (Bank)(4)	13.94%	14.26%	13.96%	14.18%	14.66%
Leverage (Bank)(4)	8.84%	9.97%	9.98%	9.66%	9.77%
Average loans to average deposits(5)	76.79%	78.65%	75.01%	73.08%	69.62%

(1)	The efficiency ratio is a key performance indicator in our industry. The ratio is calculated by dividing non-interest expense less merger expenses by net interest income on a tax equivalent basis and non-interest income, excluding gains (losses) on sales of securities and other assets, write-downs on premises held-for-sale, non-recurring bank owned life insurance (BOLI) income, and losses on early extinguishment of debt. The efficiency ratio is a measure of the relationship between operating expenses and net revenue.
(2)	Operating revenue is defined as net interest income plus noninterest income.
(3)	Includes non-accrual loans, loans > 90 days delinquent and still accruing interest and other real estate owned (“OREO”).
(4)	As a small bank holding company, we are generally not subject to the capital requirements at the holding company level unless otherwise advised by the Federal Reserve; however, our Bank remains subject to capital requirements.
(5)	Includes loans held for sale.

Certain financial information presented above is determined by methods other than in accordance with GAAP. These non-GAAP financial measures include “efficiency ratio,” “tangible book value at period end,” “return on average tangible common equity” and “tangible common shareholders’ equity to tangible assets.” The “efficiency ratio” is defined as non-interest expense less merger expenses, divided by the sum of net interest income on a tax equivalent basis and non-interest income, excluding gains (losses) on sales of securities and other assets, write-downs on premises held-for-sale, non-recurring bank owned life insurance (BOLI) income, and losses on early extinguishment of debt. The efficiency ratio is a measure of the relationship between operating expenses and net revenue. “Tangible book value at period end” is defined as total equity reduced by recorded intangible assets divided by total common shares outstanding. “Tangible common shareholders’ equity to tangible assets” is defined as total common equity reduced by recorded intangible assets divided by total assets reduced by recorded intangible assets. Our management believes that these non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period-to-period in a meaningful manner. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

The table below provides a reconciliation of non-GAAP measures to GAAP for the five years ended December 31:

Tangible book value per common share	2020	2019	2018	2017	2016
Tangible common equity per common share (non-GAAP)	$16.08	$13.99	$12.55	$11.66	$11.31
Effect to adjust for intangible assets	2.10	2.17	2.18	2.27	0.93
Book value per common share (GAAP)	$18.18	$16.16	$14.73	$13.93	$12.24
Return on average tangible common equity
Return on average tangible common equity (non-GAAP)	8.94%	10.91%	12.44%	7.22%	8.76%
Effect to adjust for intangible assets	(1.10)%	(1.53)%	(1.96)%	(0.66)%	(0.68)%
Return on average common equity (GAAP)	7.84%	9.38%	10.48%	6.56%	8.08%
Tangible common shareholders’ equity to tangible assets
Tangible common equity to tangible assets (non-GAAP)	8.74%	9.02%	8.92%	8.56%	8.33%
Effect to adjust for intangible assets	1.03%	1.25%	1.39%	1.50%	0.62%
Common equity to assets (GAAP)	9.77%	10.27%	10.31%	10.06%	8.95%

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

The following discussion describes our results of operations for 2020, as compared to 2019 and 2018, and also analyzes our financial condition as of December 31, 2020, as compared to December 31, 2019. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2020, 2019 and 2018 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Recent Events – COVID-19 Pandemic

Our financial performance generally, and in particular the ability of our borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The COVID-19 pandemic continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. In particular, the COVID-19 pandemic has severely restricted the level of economic activity in our markets. Federal and state governments have taken, and may continue to take, unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed and businesses and schools have reopened with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which may cause a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and may prompt the need for additional aid and other forms of relief.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, significant volatility and disruption in financial markets. In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020, for the first time. The 10-year Treasury bond was 0.69% at September 30, 2020 compared to 0.66% at June 30, 2020 and 1.92% at December 31, 2019. Further, long-term bond yields have recently begun to rise, nearing where they were before the pandemic in February 2020. In March 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range to 0% to 0.25%. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition and results of operations. For instance, the pandemic has had negative effects on the Bank’s net interest margin, provision for loan losses, deposit service charges, salaries and benefits, occupancy expense, and equipment expense. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the recent rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strains, and the ability for customers and businesses to return to their pre-pandemic routine.

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

We are focused on servicing the financial needs of our commercial and consumer customers with flexible loan payment arrangements, including short-term loan modifications or forbearance payments and reducing or waiving certain fees on deposit accounts. Future governmental actions may require these and other types of customer-related responses. Beginning in March 2020, we proactively offered payment deferrals for up to 90 days to our loan customers. We continue to consider potential deferrals with respect to certain customers, which we evaluate on a case-by-case basis. Loans on which payments have been deferred declined to $16.1 million at December 31, 2020 from $27.3 million at September 30, 2020. At its peak, which occurred during the second quarter of 2020, we granted payment deferments on loans totaling $206.9 million. As a result of payments being resumed at the conclusion of their payment deferral period, loans in which payments have been deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, to $16.1 million at December 31, 2020, and to $8.7 million at March 5, 2021. We had no loans on which payments were deferred related to the COVID-19 pandemic at December 31, 2019. We had no loans remaining on initial deferral status in which both principal and interest were deferred at December 31, 2020 and March 5, 2021. The $16.1 million in deferrals at December 31, 2020 consists of seven loans on which only principal is being deferred. We had three loans totaling $8.7 million in continuing deferral status in which only principal is being deferred at March 5, 2021. Two of the continuing deferrals at March 5, 2021 totaling $4.5 million are in the retail industry segment identified by us as one of the industry segments most impacted by the COVID-19 pandemic; the other continuing deferral totaling $4.2 million is a mixed use office space that we do not consider to be in an industry segment most impacted by the COVID-19 pandemic. Some of these deferments were to businesses that temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash.  We proactively offered deferrals to our customers regardless of the impact of the pandemic on their business or personal finances.

We are also a small business administration approved lender and participated in the PPP, established under the CARES Act. We had PPP loans totaling $43.3 million gross of deferred fees and costs and $42.2 million net of deferred fees and costs at December 31, 2020. We had PPP loans totaling $58.5 million gross of deferred fees and costs and $57.1 million net of deferred fees and costs at January 31, 2021. The PPP deferred fees net of deferred costs will be recognized as interest income over the remaining life of the PPP loans.

Our asset quality metrics as of December 31, 2020 remained sound.  The non-performing asset ratio was 0.50% of total assets with the nominal level of $7.0 million in non-performing assets.  Loans past due 30 days or more represented 0.23% of the loan portfolio.  The ratio of classified loans plus OREO was 6.89% of total bank regulatory risk-based capital.  During the twelve months ended December 31, 2020, we experienced net loan recoveries of $142 thousand and net overdraft charge-offs of $43 thousand.

At December 31, 2020, our non-performing assets were not yet materially impacted by the economic pressures of the COVID-19 pandemic. However, the increase in non-performing assets to $7.0 million at December 31, 2020 from $3.7 million at December 31, 2019 was related to one credit relationship, which was impacted by the COVID-19 pandemic. As we closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our customers, we evaluated and identified our exposure to certain industry segments most impacted by the COVID-19 pandemic as of December 31, 2020:

Industry Segments	Outstanding	% of Loan	Avg. Loan	Avg. Loan to
(Dollars in millions)	Loan Balance	Portfolio	Size	Value
Hotels	$32.0	3.8%	$2.3	70%
Restaurants	$19.0	2.4%	$0.7	69%
Assisted Living	$8.9	1.1%	$1.5	47%
Retail	$80.8	9.6%	$0.7	57%

We are also monitoring the impact of the COVID-19 pandemic on the operations and value of our investments. We mark to market our publicly traded investments and review our investment portfolio for impairment at, a minimum, quarterly. We do not consider any securities in our investment portfolio to be other-than-temporarily impaired at December 31, 2020. However, because of changing economic and market conditions affecting issuers, we may be required to recognize future impairments on the securities we hold as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

Our capital remained strong and exceeded the well-capitalized regulatory requirements at December 31, 2020.  Total shareholders’ equity increased $16.1 million or 13.4% to $136.3 million at December 31, 2020 from $120.2 million at December 31, 2019.  In 2018, the Federal Reserve increased the asset size to qualify as a small bank holding company.  As a result of this change, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise.  The Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets.  These requirements are essentially the same as those that applied to the Company prior to the change in the definition of a small bank holding company.  Each of the regulatory capital ratios for the Bank exceeds the well capitalized minimum levels currently required by regulatory statute at December 31, 2020 and December 31, 2019. Refer to the Liquidity Management section for more details.

Dollars in thousands		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
December 31, 2020
Leverage Ratio	8.84%	5.00%	4.00%	$52,270	$65,893
Common Equity Tier 1 Capital Ratio	12.83%	6.50%	4.50%	59,406	78,169
Tier 1 Capital Ratio	12.83%	8.00%	6.00%	45,334	64,097
Total Capital Ratio	13.94%	10.00%	8.00%	36,961	55,723
December 31, 2019
Leverage Ratio	9.97%	5.00%	4.00%	$56,197	$67,508
Common Equity Tier 1 Capital Ratio	13.47%	6.50%	4.50%	58,345	75,086
Tier 1 Capital Ratio	13.47%	8.00%	6.00%	45,789	62,530
Total Capital Ratio	14.26%	10.00%	8.00%	35,675	52,416

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

FASB has issued a new credit impairment model, the Current Expected Credit Loss, or CECL model. The CECL model will become effective for us on January 1, 2023 and for interim periods within that year. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the implementation of CECL; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require for certain banking organizations that are subject to stress testing, the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle.

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

In January 2017, the FASB issued ASU No. 2017-04, which simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the two-step impairment test under ASC Topic 350 and eliminating the second step from the goodwill impairment test. This guidance was effective for us as of January 1, 2020.

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

We performed our required annual goodwill impairment test as of December 31, 2020 and there was no impairment. Throughout 2020, financial institution stocks in general as well as our market capitalization declined because of events surrounding the COVID-19 pandemic. As a result, we performed qualitative goodwill impairment analyses as of March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020. These qualitative analyses included a review of our earnings, pretax pre-provision earnings (PTPPE), net interest income, mortgage banking income, investment advisory fees and non-deposit commissions, non-PPP loan growth and asset quality trends, loan charge-offs and recoveries, deposit growth, capital levels, and the economic conditions in our markets. Based on our analyses, we do not believe the decline in our publicly-traded common stock is indicative of a permanent deterioration of the fundamental value of the Company. Furthermore, our common stock has traded above both book value and tangible book value during the first quarter of 2021. As such, we do not believe that it is more-likely-than-not a goodwill impairment exists at December 31, 2020, September, 30, 2020, June 30, 2020, and March 31, 2020. Depending on, among other things, the duration and severity of the impacts of the COVID-19 pandemic, we may have to reevaluate our financial condition and potential impairment of our goodwill.

Income Taxes, Deferred Tax Assets, and Deferred Tax Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write-downs of OREO properties, write-downs on premises held-for-sale, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. We were in a $538 thousand net deferred tax liability position at December 31, 2020 and a $1.0 million net deferred tax asset position at December 31, 2019. The change to a net deferred tax liability position at December 31, 2020 from a net deferred tax asset position at December 31, 2019 is primarily due to the deferred tax impact related to an $11.1 million increase in our pretax unrealized gains net of unrealized losses on our available-for-sale investments to $14.3 million at December 31, 2020 from $3.2 million at December 31, 2019. The $11.1 million increase in our pretax unrealized gains net of unrealized losses on our available-for-sale securities was primarily due to a reduction in market interest rates at December 31, 2020 compared to December 31, 2019.

Other-Than-Temporary Impairment

We evaluate securities for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value (See Note 4 to the Consolidated Financial Statements). Our management has determined there are no other-than-temporary impaired securities as of December 31, 2020 and that we have the ability to hold any of the securities in which the fair value is less than cost until maturity or until these securities recover their book value.

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

Results of Operations

Our net income for the twelve months ended December 31, 2020 was $10.1 million, or $1.35 diluted earnings per common share, as compared to $11.0 million, or $1.45 diluted earnings per common share, for the twelve months ended December 31, 2019. The $872 thousand decrease in net income between the two periods is primarily due to increases in provision for loan losses expense of $3.5 million and non-interest expense of $2.9 million, partially offset by an increase in net interest income of $3.2 million, an increase in non-interest income of $2.0 million, and a decrease in income tax expense of $362 thousand. The increase in provision for loan losses is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to the deteriorating economic conditions and economic uncertainties caused by the COVID-19 pandemic. The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $2.8 million, FDIC assessments of $347 thousand, other real estate expense of $120 thousand, and data processing expense of $289 thousand, partially offset by a lower equipment expense of $256 thousand and amortization of intangibles of $160 thousand. The increase in net interest income results from an increase of $180.4 million in average earning assets partially offset by a 28 basis point decline in the net interest margin between the two periods.  The increase in non-interest income is primarily related to increases in mortgage banking income of $1.0 million, investment advisory fees and non-deposit commissions of $699 thousand, gains on sale of securities of $99 thousand, gains on sale of other real estate owned of $147 thousand, non-recurring bank owned life insurance (BOLI) income of $311 thousand, and ATM debit card income of $197 thousand, partially offset by a $528 thousand decrease in deposit service charges. Our effective tax rate was 19.82% during twelve months of 2020 compared to 20.67% during the twelve months of 2019. The $311 thousand in non-recurring BOLI income was recorded as non-taxable income.

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

Net interest income increased $3.2 million, or 8.6%, to $40.0 million for the twelve months ended December 31, 2020 from $36.8 million for the twelve months ended December 31, 2019. Our net interest margin declined by 28 basis points to 3.34% during the twelve months of 2020 from 3.62% during the twelve months of 2019. Our net interest margin, on a taxable equivalent basis, was 3.37% for the twelve months of 2020 compared to 3.65% for the twelve months of 2019. Average earning assets increased $180.4 million, or 17.7%, to $1.2 billion for the twelve months ended December 31, 2020 as compared to $1.0 billion in the same period of 2019. The increase in net interest income was primarily due to a higher level of average earning assets partially offset by lower net interest margin. The increase in average earning assets was due to increases in loans, securities, and other short-term investments primarily due to Non-PPP loan growth, PPP loans, organic deposit growth, and excess liquidity from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. The decline in net interest margin was primarily due to the Federal Reserve reducing the target range of the federal funds rate three times totaling 75 basis points during 2019 and two times totaling 150 basis points during the first quarter of 2020, lower yields on PPP loans, and the excess liquidity generated from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic being deployed in lower yielding securities and other short-term investments. Lower market rates, the competitive loan pricing environment, and the COVID-19 pandemic put downward pressure on our net interest margin during 2020.

Average loans increased $99.7 million, or 13.6%, to $835.1 million for the twelve months of 2020 from $735.3 million for the twelve months of 2019. Average PPP loans increased $32.3 million and average Non-PPP loans increased $67.4 million to $32.3 million and $802.8 million, respectively, for the twelve months of 2020. We had no PPP loans at December 31, 2019. Average loans represented 69.7% of average earning assets during the twelve months of 2020 compared to 72.2% of average earning assets during the twelve months of 2019. The decline in average loans as a percentage of average earning assets was primarily due to increases in deposits of $152.5 million and securities sold under agreements to repurchase of $14.1 million. The growth in our deposits and securities sold under agreements to repurchase was higher than the growth in our loans, which resulted in the excess funds being deployed in our securities portfolio and other short-term investments and to reduce our Federal Home Loan Bank advances. The yield on loans declined 38 basis points to 4.44% in the twelve months of 2020 from 4.82% in the twelve months of 2019. The yield on PPP loans was 3.32% and the yield on Non-PPP loans was 4.48% in the twelve months of 2020. Average securities and average other short-term investments for the twelve months ended December 31, 2020 increased $43.3 million and $37.3 million, respectively, from the prior year period. The yield on our securities portfolio declined to 2.15% for the twelve months ended December 31, 2020 from 2.58% for the same period in 2019 while the yield on our other short-term investments declined to 0.44% for the twelve months ended December 31, 2020 from 2.14% for the same period in 2019. These declines were primarily related to the Federal Reserve reducing the target range of the federal funds rate as described above. The yield on earning assets for the twelve months ended December 31, 2020 and 2019 was 3.65% and 4.19%, respectively. The cost of interest-bearing liabilities was at 46 basis points in the twelve months of 2020 compared to 80 basis points in the twelve months of 2019. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits and money market accounts) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. In the twelve months of 2020, these deposits averaged 84.7% of total deposits as compared to 81.1% in the same period of 2019.

Net interest income totaled $40.0 million in 2020, $36.8 million in 2019, and $35.7 million in 2018. The yield on earning assets was 3.65%, 4.19%, and 4.05% in 2020, 2019, and 2018, respectively. The rate paid on interest-bearing liabilities was 0.46%, 0.80%, and 0.55% in 2020, 2019, and 2018, respectively. The fully taxable equivalent net interest margin was 3.37% in 2020, 3.65% in 2019, and 3.69% in 2018. Loans typically provide a higher yield than other types of earning assets and, thus, one of our goals continues to be growing the loan portfolio as a percentage of earning assets in order to improve the overall yield on earning assets and the net interest margin. Our average loan portfolio (including loans held-for-sale) as a percentage of average earning assets was 69.7% in 2020, 72.2% in 2019, and 70.0% in 2018. The loan portfolio as a percentage of earning assets declined to 65.1% at December 31, 2020 from 68.9% at December 31, 2019. Our loan (including loans held-for-sale) to deposit ratio on average during 2020 was 76.8%, as compared to 78.7% during 2019, and 75.0% during 2018. The loan to deposit ratio declined to 74.8% at December 31, 2020 as compared to 75.7% at December 31, 2019. This decline was due to our deposit growth of $201.2 million exceeding our loan growth of $141.0 million from December 31, 2019 to December 31, 2020.

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

	Year ended December 31,
	2020			2019			2018
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
PPP loans	$32,312	$1,073	3.32%	$—	$—	N/A	$—	$—	N/A
Non-PPP loans	802,779	35,964	4.48%	735,343	35,447	4.82%	686,438	32,789	4.78%
Total loans(1)	$835,091	$37,037	4.44%	$735,343	$35,447	4.82%	$686,438	$32,789	4.78%
Securities	300,893	6,465	2.15%	257,587	6,636	2.58%	271,621	6,522	2.40%
Other short-term investments(2)	62,903	276	0.44%	25,580	547	2.14%	23,156	418	1.81%
Total earning assets	1,198,887	43,778	3.65%	1,018,510	42,630	4.19%	981,215	39,729	4.05%
Cash and due from banks	15,552			14,362			13,446
Premises and equipment	34,769			35,893			34,905
Goodwill and other intangible assets	15,922			16,376			16,881
Other assets	39,541			37,513			36,299
Allowance for loan losses	(8,590)			(6,437)			(6,075)
Total assets	$1,296,081			$1,116,217			$1,076,671
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$246,385	$284	0.12%	$208,750	$591	0.28%	$192,420	$443	0.23%
Money market accounts	217,018	820	0.38%	181,695	1,690	0.93%	184,413	869	0.47%
Savings deposits	113,255	84	0.07%	104,236	138	0.13%	106,752	143	0.13%
Time deposits	166,791	1,833	1.10%	176,243	2,139	1.21%	188,023	1,450	0.77%
Other borrowings	66,528	734	1.10%	52,427	1,223	2.33%	46,155	1,076	2.34%
Total interest-bearing liabilities	$809,977	$3,755	0.46%	$723,351	$5,781	0.80%	$717,763	$3,981	0.55%
Demand deposits	343,999			264,017			243,530
Other liabilities	13,242			11,869			8,200
Shareholders’ equity	$128,863			$116,980			$107,178
Total liabilities and shareholders’ equity	$1,296,081			$1,116,217			$1,076,671
Net interest spread			3.19%			3.39%			3.49%
Net interest income/margin		$40,023	3.34%		$36,849	3.62%		$35,748	3.64%
Net interest margin (tax equivalent)(3)			3.37%			3.65%			3.69%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held for sale.

(2)	The computation includes federal funds sold, securities purchased under agreement to resell and interest bearing deposits.

(3)	Based on a 21.0% marginal tax rate for 2020, 2019 and 2018.
58

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect related to volume and rate which cannot be separately identified, has been allocated proportionately, to the change due to volume and the change due to rate.

	2020 versus 2019 Increase (decrease) due to			2019 versus 2018 Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$3,872	$(2,282)	$1,590	$2,356	$302	$2,658
Investment securities	(13,452)	13,281	(171)	(278)	393	115
Other short-term investments	(595)	324	(271)	47	81	128
Total earning assets	4,105	(2,957)	1,148	1,538	1,363	2,901
Interest-bearing liabilities
Interest-bearing transaction accounts	134	(441)	(307)	40	108	148
Money market accounts	424	(1,294)	(870)	(13)	835	822
Savings deposits	13	(67)	(54)	(3)	(2)	(5)
Time deposits	(111)	(195)	(306)	(84)	774	690
Other short-term borrowings	510	(999)	(489)	146	(1)	145
Total interest-bearing liabilities	808	(2,834)	(2,026)	31	1,769	1,800
Net interest income			$3,174			$1,101

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

The following table illustrates our interest rate sensitivity at December 31, 2020.

Interest Sensitivity Analysis

(Dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Loans(1)	$373,517	$240,324	$123,343	$91,967	$829,150
Loans Held for Sale	45,020	—	—	—	45,020
Securities(2)	126,524	47,123	32,291	145,205	351,143
Federal funds sold, securities purchased under agreements to resell and other earning assets	43,562	—	—	—	43,562
Total earning assets	588,623	287,447	155,634	237,172	1,268,876
Liabilities
Interest bearing liabilities
Interest bearing deposits
Interest checking accounts	107,830	—	—	554,193	662,023
Money market accounts	153,093	—	—	89,036	242,128
Savings deposits	33,971	—	—	90,626	124,597
Time deposits	113,803	40,337	6,509	—	160,650
Total interest-bearing deposits	408,696	40,337	6,509	733,855	1,189,398
Other borrowings	55,878	—	—	—	55,878
Total interest-bearing liabilities	464,574	40,337	6,509	733,855	1,245,275
Period gap	$129,671	$247,109	$149,125	$(396,207)	$129,699
Cumulative gap	$129,671	$376,781	$525,906	$129,699	$129,699
Ratio of cumulative gap to total earning assets	22.03%	43.01%	50.97%	10.22%	10.22%

(1)	Loans classified as non-accrual as of December 31, 2020 are not included in the balances.

(2)	Securities based on amortized cost.
60

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2020 and 2019 over the subsequent 12 months. At December 31, 2020, we are slightly liability sensitive over the first three month period and over the balance of a 12-month period are asset sensitive on a cumulative basis. As a result, our modeling reflects slight exposure to falling rates and our rising rate exposure trends from neutral to slightly liability sensitive as rates move higher over the first 12 months. This negative impact of rising rates reverses and net interest income is favorably impacted over a 24-month period. In a declining rate environment, the model reflects a decline in net interest income. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income December 31,
	2020	2019
+200bp	-0.73%	-2.30%
+100bp	+0.08%	-1.09%
Flat	—	—
-100bp	-3.37%	-1.88%
-200bp	-3.58%	-5.08%

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2020 and 2019, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 11.47% and 5.85%, respectively. The PVE exposure in a down 100 basis point decrease was estimated to be (14.32)% at December 31, 2020 compared to (7.68)% at December 31, 2019.

Provision and Allowance for Loan Losses

We account for our allowance for loan losses under the incurred loss model. As discussed above, the CECL model will become effective for us on January 1, 2023. At December 31, 2020, the allowance for loan losses was $10.4 million, or 1.23% of total loans (excluding loans held-for-sale), compared to $6.6 million, or 0.90% of total loans (excluding loans held-for-sale) at December 31, 2019. Excluding PPP loans and loans held-for-sale, the allowance for loan losses was 1.30% of total loans at December 31, 2020. The increase in the allowance for loan losses is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to the deteriorating economic conditions and economic uncertainties caused by the COVID-19 pandemic.

Loans that were acquired in the acquisition of Cornerstone Bancorp, otherwise referred to herein as Cornerstone, in 2017 as well as in the acquisition of Savannah River Financial Corp., otherwise referred to herein as Savannah River, in 2014 are accounted for under FASB ASC 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At December 31, 2020 and December 31, 2019, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $264 thousand and $534 thousand, respectively.

Our provision for loan losses was $3.7 million in 2020, $139 thousand in 2019, and $346 thousand in 2018. The increase in the provision for loan losses is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to the deteriorating economic conditions and economic uncertainties caused by the COVID-19 pandemic.

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the knowledge and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider qualitative factors such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. During the first quarter of 2020, we added a new qualitative factor related to the economic uncertainties caused by the COVID-19 pandemic. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the uncertainties related to the COVID-19 pandemic.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 to the Consolidated Financial Statements). The annualized weighted average loss ratios over the last 36 months for loans classified as substandard, special mention and pass have been approximately 0.05%, 0.00% and 0.01%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, our net charge-offs have experienced a modest net recovery. We currently believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle; however, the COVID-19 pandemic and the government and economic responses thereto may materially affect the risk within our loan portfolios.

We have a significant portion of our loan portfolio with real estate as the underlying collateral (see Note 16 to the Consolidated Financial Statements for concentrations of credit). At December 31, 2020 and December 31, 2019, approximately 87.5% and 91.6%, respectively, of the loan portfolio had real estate collateral. The reduction in the percent of our loan portfolio with real estate as the underlying collateral is due to the increase in PPP loans, which increased to $42.2 million at December 31, 2020 from $0 at December 31, 2019. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

Non-performing assets were $7.0 million (0.50% of total assets) at December 31, 2020 as compared to $3.7 million (0.32% of total assets) at December 31, 2019, and $4.0 million (0.37% of total assets) at December 31, 2018. This increase was related to one credit relationship, which was impacted by the COVID-19 pandemic. While this is the appropriate recognition of the current status of this credit, there are encouraging signs of ultimate resolution of this matter and based on current appraisals, this credit relationship is well collateralized. While we believe the non-performing assets to total assets ratios are favorable in comparison to current industry results (both nationally and locally), we continue to monitor the impact of the COVID-19 pandemic on our customer base of local businesses and professionals. There were 19 loans totaling $4.6 million (0.54% of total loans) included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at December 31, 2020. The largest loan included in non-accrual status is in the amount of $1.7 million and is secured by commercial real estate located in North Augusta, South Carolina. The average balance of the remaining 18 loans is approximately $160 thousand with a range between $3 and $1.2 million, and the majority of these loans are secured by first mortgage liens. Furthermore, we had $1.6 million in accruing trouble debt restructurings, or TDRs, at December 31, 2020 compared to $1.7 million at December 31, 2019. We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. Nonaccrual loans and accruing TDRs are considered impaired. At December 31, 2020, we had 23 impaired loans totaling $6.1 million compared to 33 impaired loans totaling $4.0 million at December 31, 2019. These loans were measured for impairment under the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. At December 31, 2020, we had loans totaling $665 thousand that were delinquent 30 days to 89 days representing 0.08% of total loans compared to $476 thousand or 0.06% of total loans at December 31, 2019.

During the ongoing COVID-19 pandemic and because of our proactive offering of payment deferrals, loans on which payments have been deferred declined to $16.1 million at December 31, 2020, from $27.3 million at September 30, 2020, from $175.0 million at June 30, 2020 and from $118.3 million at March 31, 2020. We had no loans on which payments were deferred related to the COVID-19 pandemic at December 31, 2019. The $16.1 million in deferrals at December 31, 2020 consist of seven loans on which only principal is being deferred. We had three loans totaling $8.7 million in continuing deferral status in which only principal is being deferred at March 5, 2021. Two of the continuing deferrals at March 5, 2021 totaling $4.5 million are in the retail industry segment identified by us as one of the industry segments most impacted by the COVID-19 pandemic; the other continuing deferral totaling $4.2 million is a mixed use office space that we do not consider to be in an industry segment most impacted by the COVID-19 pandemic. Some of these deferments were to businesses that temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash.  We proactively offered initial deferrals to our customers regardless of the impact of the pandemic on their business or personal finances. We obtained additional information from customers who requested second deferrals and we performed additional analyses to justify the need for the second deferral requests. Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans and given the ongoing and uncertain impact of the COVID-19 pandemic, we will continue to monitor our loan portfolio for potential risks.

The following table summarizes the activity related to our allowance for loan losses.

Allowance for Loan Losses

(Dollars in thousands)	2020	2019	2018	2017	2016
Average loans and loans held for sale outstanding	$835,091	$735,343	$686,438	$577,730	$514,766
Loans and loans held for sale outstanding at period end	$844,157	$748,183	$721,685	$651,898	$552,416
Total nonaccrual loans	$4,562	$2,329	$2,545	$3,342	$4,049
Loans past due 90 days and still accruing	$1,260	$—	$31	$32	$53
Beginning balance of allowance	$6,627	$6,263	$5,797	$5,214	$4,596
Loans charged-off:
1-4 family residential mortgage	—	12	1	—	25
Real Estate - Construction	2
Real Estate Mortgage - Residential	—	—	—	30	92
Real Estate Mortgage - Commercial	1	—	—	—	31
Consumer - Home equity	—	1	23	7	19
Commercial	—	12	—	5	—
Consumer - Other	107	107	137	112	60
Overdrafts	—	13	3	19	12
Total loans charged-off	110	145	164	173	239
Recoveries:
1-4 family residential mortgage	—	—	83	46	41
Real Estate - Construction	2	—	4	5	—
Real Estate Mortgage - Residential	—	307	127	126	21
Real Estate Mortgage - Commercial	23	15	6	24	3
Consumer - Home equity	2	3	3	5	5
Commercial	130	43	59	19	2
Consumer - Other	52	2	2	1	11
Total recoveries	209	370	284	226	83
Net loans recovered (charged off)	99	225	120	53	(156)
Provision for loan losses	3,663	139	346	530	774
Balance at period end	$10,389	$6,627	$6,263	$5,797	$5,214
Net charge -offs to average loans and loans held for sale	(0.01)%	(0.03)%	(0.02)%	(0.01)%	0.03%
Allowance as percent of total loans	1.23%	0.90%	0.87%	0.89%	0.94%
Non-performing loans as% of total loans	0.50%	0.31%	0.77%	0.52%	0.75%
Allowance as% of non-performing loans	178.23%	285.54%	112.32%	171.81%	127.11%
64

The following table presents an allocation of the allowance for loan losses at the end of each of the past five years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

Allocation of the Allowance for Loan Losses

	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$778	8.0%	$427	7.3%	$430	7.7%	$221	7.9%	$145	7.8%
Real Estate Construction	145	1.5%	111	1.9%	89	1.6%	101	7.0%	104	8.4%
Real Estate Mortgage:	—	—	—	—	—	—	—	—	—	—
Commercial	7,855	80.4%	4,602	78.7%	4,318	76.8%	3,077	71.2%	2,793	67.9%
Residential	865	8.8%	607	10.4%	692	12.3%	461	7.2%	438	8.7%
Consumer	125	1.3%	97	1.7%	88	1.6%	343	6.7%	280	7.2%
Unallocated	621	N/A	783	N/A	646	N/A	1,594	N/A	1,454	N/A
Total	$10,389	100.0%	$6,627	100.0%	$6,263	100.0%	$5,797	100.0%	$5,214	100.0%

Loans acquired in the Cornerstone transaction are excluded from our evaluation of the adequacy of the allowance as they were measured at fair value at acquisition. The assumptions used in this evaluation included a credit component and an interest rate component. These loans amounted to approximately $16.7 million and $26.0 million at December 31, 2020 and 2019, respectively.

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

Non-interest income was $13.8 million in 2020 as compared to $11.7 million during the same period in 2019. Deposit service charges decreased $528 thousand during the twelve months of 2020 as compared to the same period in 2019 primarily due to customers holding higher balances in their deposit accounts due to proceeds from PPP loans and other stimulus funds related to the COVID-19 pandemic. Mortgage banking income increased by $1.0 million from $4.6 million in 2019 to $5.6 million in 2020. Mortgage production including loans held-for-sale and portfolio loans in 2020 was $199.3 million as compared to $139.7 million in the same period of 2019. With the decline in mortgage interest rates, refinance activity increased during 2020 and represented 55.5% of production. The gain on sale margin declined to 2.79% from 3.26% due to disruptions in the mortgage market causing certain loans not to be sold. As capacity rebuilds, this issue will be mitigated. Investment advisory fees increased $699 thousand to $2.7 million in 2020 from $2.0 million in 2019. Total assets under management, or AUM, were $502 million at December 31, 2020 as compared to $370 million at December 31, 2019. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions. Gain on sale of securities was $99 thousand in 2020 compared to $136 thousand in 2019. Gain on sale of other assets was $147 thousand in 2020 compared to a $3 thousand loss on sale of other assets in 2019. The $147 thousand gain on sale of other assets in 2020 is primarily due to the sale of an other real estate owned property. The $311 thousand in non-recurring BOLI income was due to insurance benefits on two former members of the boards of directors of acquired banks who passed away during the third quarter of 2020. Noninterest income other increased $154 thousand to $3.8 million in 2020 from $3.7 million in 2019 primarily due to increases in ATM debit card income and recurring BOLI income.

Non-interest income was $11.7 million and $10.6 million in 2019 and 2018, respectively. From 2019 to 2018, the deposit service charges decreased by $120 thousand, or 6.8%. Changes in the regulatory requirements related to overdraft protection fees continue to contribute to the decrease in the overall fees from deposit service charges. Our mortgage banking income increased $660 thousand in 2019, as compared to 2018. Mortgage loan production was $139.6 million in 2019 (including construction to permanent loans to be sold upon completion of construction) as compared to $119.7 million in 2018. Investment advisory fees and non-deposit commissions increased by $338 thousand in 2019 compared to 2018. Total assets under management at December 31, 2019 were $369.7 million as compared to $288.5 million at December 31, 2018. The net gain on sale of securities for 2019 amounted to $136 thousand as compared to a loss of $342 thousand in 2018. The sales in 2019 and 2018 resulted from modest restructurings of the investment portfolio. These sales were made after evaluating specific investments and comparing them to an alternative asset or liability strategy. We recognized a gain on sale of other real estate of $24 thousand in 2018 as compared to a loss of $3 thousand in 2019. ATM debit card income increased by $216 thousand or 11.7% in 2019 as compared to 2018. The overall increase in ATM debit card fees was due to the increase in transaction accounts. Further, a write-down of Bank premises held-for-sale decreased our Non-interest income by $282 thousand in 2019. Income on recurring BOLI declined from $649 thousand in 2018 to $687 thousand in 2019. Non-interest income other decreased from $535 thousand in 2018 to $361 thousand in 2019. In addition, we received proceeds of approximately $73 thousand related to a death benefit on BOLI, which was credited to “Non-recurring BOLI income” in 2018.

The following table sets forth for the periods indicated the primary components of other noninterest income:

	Year ended December 31,
(In thousands)	2020	2019	2018
ATM debit card income	$2,257	$2,060	$1,844
Recurring income on bank owned life insurance	724	687	649
Rental income	271	291	280
Loan late charges	101	124	96
Safe deposit fees	55	56	58
Wire transfer fees	93	81	80
Other	313	361	535
Total	$3,814	$3,660	$3,542
Non-interest Expense. In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases.

Non-interest expense increased $2.9 million to $37.5 million in 2020 from $34.6 million in 2019 primarily due to increases in salaries and benefits expense, FDIC assessments, other real estate owned expense, data processing expense, insurance, legal and professional fees, and COVID-19 related expenses partially offset by lower equipment expense, marketing and public relations, amortization of intangibles, telephone expense, subscriptions, and loss on limited partnership interest. Salary and benefit expense increased $2.8 million from $21.2 million in 2019 to $24.0 million in 2020 primarily due to increased production and new hires in the mortgage line of business, normal salary adjustments, temporary bonuses related to the COVID-19 pandemic paid to certain employees, and the opening of our full-service de novo office in June 2019 in Evans, Georgia in Columbia County, a suburb of Augusta, Georgia, which was partially offset by a reduction in salaries and benefits related to deferred origination costs on PPP loans originated in 2020. We had 244 full time equivalent employees at December 31, 2020 compared to 237 at December 31, 2019. Furthermore, we incurred COVID-19 related expenses in occupancy expense for additional cleaning of our offices and personal protective equipment for our employees and offices and in equipment expense for laptops and other technology to promote a remote work environment. FDIC assessments increased $347 thousand due to a higher assessment rate in 2020 related to a reduction in our leverage ratio and an increase in our assessment base due to higher average assets. Both the reduction in our leverage ratio and the increase in our assessment base were partially related to PPP loans and the excess liquidity generated from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. Furthermore, we received more FDIC small bank assessment credits during the twelve months in 2019 compared to the twelve months in 2020. The FDIC small bank assessment credits were fully utilized during the first quarter of 2020. Other real estate owned expense increased $120 thousand in 2020 compared to 2019 primarily due to write-downs on several other real estate owned properties.

 Non-interest expense, other increased $159 thousand in 2020 as compared to the same period in 2019 primarily due to higher data processing expense, which includes ATM debit card expense, insurance, and legal and professional fees.

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

The following table sets forth for the periods indicated the primary components of noninterest expense:

	Year ended December 31,
(In thousands)	2020	2019	2018
Salary and employee benefits	$24,026	$21,261	$19,515
Occupancy	2,709	2,696	2,380
Furniture and Equipment	1,237	1,493	1,513
Marketing and public relations	1,043	1,114	919
ATM/debit card and data processing*	3,123	2,834	2,300
Supplies	138	151	142
Telephone	350	413	422
Courier	176	152	149
Correspondent services	272	248	270
Subscriptions	137	193	199
FDIC/FICO premium	404	57	375
Insurance	316	263	254
Other real estate expenses including OREO write downs	201	81	98
Legal and Professional fees	1,058	959	864
Loss on limited partnership interest	—	88	60
Postage	36	47	56
Director fees	336	348	366
Amortization of intangibles	363	523	563
Shareholder expense	192	171	173
Other	1,417	1,525	1,505
	$37,534	$34,617	$32,123

*Data processing includes core processing, bill payment, online banking, remote deposit capture, and postage costs for mailing customer notices and statements.

Income Tax Expense

Our Income tax expense for 2020 was $2.5 million as compared to income tax expense for the year ended December 31, 2019 of $2.9 million and $2.7 million for the year ended December 31, 2018 (see Note 15 “Income Taxes” to the Consolidated Financial Statements for additional information). We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. The deferred tax assets are established based on the amounts expected to be paid/recovered at existing tax rates. A valuation allowance is established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. In 2018, we purchased a $205 thousand South Carolina rehabilitation tax credit. We did not purchase any tax credits in 2019 or 2020. The cost of this credit for 2018 was $164 thousand and is included in “Other” non-interest expense. As a result of our current level of tax exempt securities in our investment portfolio and our BOLI holdings, assuming the current corporate rate remains unchanged, our effective tax rate is expected to be approximately 20.5% to 21.0%.

Financial Position

Assets totaled $1.4 billion at December 31, 2020 and $1.2 billion at December 31, 2019. Loans (excluding loans held-for-sale) increased $107.1 million, or 14.5%, to $844.2 million at December 31, 2020 from $737.0 million at December 31, 2019. Non-PPP loans increased $64.9 million, or 8.8%, to $801.9 million at December 31, 2020 from $737.0 million at December 31, 2019. PPP loans totaled $43.3 million gross of deferred fees and costs and $42.2 million net of deferred fees and costs at December 31, 2020. We originated 843 PPP loans totaling $51.2 million gross of deferred fees and costs and $49.8 million net of deferred fees and costs in 2020. Furthermore, we facilitated the origination of 111 PPP loans totaling $31.2 million related to our customers with a third party prior to establishing our own PPP platform. 159 PPP loans totaling $8.0 million were forgiven through the SBA PPP forgiveness process in 2020. As of March 10, 2021, there were 326 PPP loans totaling $17.8 million that were forgiven. We had no PPP loans at December 31, 2019. The $1.0 million in PPP deferred fees net of deferred costs at December 31, 2020 will be recognized as interest income over the remaining life of the PPP loans. Total loan production excluding PPP loans and a PPP related credit facility was $177.1 million during the twelve months of 2020 compared to $137.8 million during the same period in 2019. Loans held-for-sale increased to $45.0 million at December 31, 2020 from $11.2 million at December 31, 2019 due to strong mortgage production of $199.3 million during the twelve months of 2020 compared to $139.6 million during the same period in 2019. The loan-to-deposit ratio (including loans held-for-sale) at December 31, 2020 and December 31, 2019 was 74.8% and 75.7%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at December 31, 2020 and December 31, 2019 was 71.0% and 74.6%, respectively. Investment securities increased to $361.9 million at December 31, 2020 from $288.8 million at December 31, 2019. Other short-term investments increased to $46.1 million at December 31, 2020 from $32.7 million at December 31, 2019. The increases in investments and other short-term investments are primarily due to organic deposit growth and excess liquidity from customer’s PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets.

Deposits increased $201.2 million, or 20.4%, to $1.2 billion at December 31, 2020 as compared to $988.2 million at December 31, 2019.  Our pure deposits, which are defined as total deposits less certificates of deposits, increased $211.6 million, or 25.0%, to $1.1 billion at December 31, 2020 from $847.3 million at December 31, 2019.  The increase in pure deposits was primarily due to organic deposit growth and customer’s proceeds from PPP loans and other stimulus funds related to the COVID-19 pandemic. We had no brokered deposits and no listing services deposits at December 31, 2020.  Our securities sold under agreements to repurchase, which are related to our customer cash management accounts, increased $7.6 million, or 22.9%, to $40.9 million at December 31, 2020 from $33.3 million at December 31, 2019.  We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds.

Total shareholders’ equity increased $16.1 million, or 13.4%, to $136.3 million at December 31, 2020 from $120.2 million at December 31, 2019.  The increase in shareholders’ equity is primarily due to an increase in retention of earnings less dividends paid of $6.5 million, an increase in accumulated other comprehensive income of $8.8 million, $0.4 thousand related to executive and director stock awards, and $0.4 thousand related to our dividend reinvestment plan.  The increase in accumulated other comprehensive income was due to a reduction in market interest rates, which resulted in an increase in the net unrealized gains in our investment securities portfolio. During 2019, we completed a repurchase plan approved in May 2019 of 300,000 shares of our outstanding common stock at a cost of approximately $5.6 million with an average price of $18.79 per share. As of June 30, 2019, we repurchased 185,361 shares of our outstanding common stock of approximately $3.4 million with an average price of $18.41 per share. The remaining 114,639 shares were repurchased in July 2019. We announced during the third quarter of 2019 the approval of a new share repurchase plan, which was the second share repurchase plan announced during 2019, of up to 200,000 shares of our outstanding common stock.  No share repurchases were made under this second share repurchase plan prior to its expiration on December 31, 2020.

Earning Assets

Loans and loans held for sale

Loans typically provide higher yields than the other types of earning assets. During 2020, loans accounted for 69.7% of average earning assets. The loan portfolio (including held-for-sale) averaged $835.1 million in 2020 as compared to $735.3 million in 2019. Quality loan portfolio growth continued to be a strategic focus of ours in 2020. However, with the higher loan yields, there are inherent credit and liquidity risks, which we attempt to control and counterbalance. One of our goals as a community bank continues to be to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. In 2020, we funded new loans (excluding loans originated for sale, PPP loans, and a PPP related credit facility) of approximately $137.8 million, as compared to $177.1 million in 2019. We originated $51.7 million in PPP loans and $10.0 million in a PPP related credit facility in 2020. PPP loans net of deferred fees and costs were $42.2 million and the PPP related credit facility was $5.2 million at December 31, 2020. We did not have any PPP loans or the PPP related credit facility at December 31, 2019. We remain committed to meeting the credit needs of our local markets, but adverse national and local economic conditions, as well as deterioration of our asset quality, could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional “well capitalized” ratios and significantly increased regulatory burdens could impede our ability to leverage our balance sheet and expand the loan portfolio.

The following table shows the composition of the loan portfolio by category:

	December 31,
(In thousands)	2020	2019	2018	2017	2016
Commercial, financial & agricultural	$96,688	$51,805	$53,933	$51,040	$42,704
Real estate:
Construction	95,282	73,512	58,440	45,401	45,746
Mortgage—residential	43,928	45,357	52,764	46,901	47,472
Mortgage—commercial	573,258	527,447	513,833	460,276	371,112
Consumer:
Home equity	26,442	28,891	29,583	32,451	31,368
Other	8,559	10,016	9,909	10,736	8,307
Total gross loans	844,157	737,028	718,462	646,805	546,709
Allowance for loan losses	(10,389)	(6,627)	(6,263)	(5,797)	(5,214)
Total net loans	$833,768	$730,401	$712,199	$641,008	$541,495

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at year-end 2020 and 2019 were commercial mortgage loans in the amount of $573.3 million and $527.4 million, respectively, representing 67.9% and 71.6% of the portfolio, respectively, excluding loans held for sale. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

The previously referenced PPP loans and PPP related credit facility are included in “Commercial, financial & agricultural” loans above.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2020.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2020
(In thousands)	One Year or Less	Over one Year Through Five Years	Over five years	Total
Commercial, financial and agricultural	$10,237	$79,589	$6,862	$96,688
Real Estate and Home Equity	100,937	316,640	321,333	738,910
All other loan	1,812	6,214	533	8,559
	$112,986	$402,443	$328,728	$844,157

Loans maturing after one year with:

Variable Rate	$111,411
Fixed Rate	619,760
$731,171

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

Our investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $300.9 million in 2020, as compared to $257.6 million in 2019, which represents 25.1% and 25.3% of the average earning assets for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, our investment securities portfolio amounted to $359.9 million and $286.8 million, respectively. The increase in investment securities in 2020 is primarily due to organic deposit growth and excess liquidity from customer’s PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic.

At December 31, 2020, the estimated weighted average life of our investment portfolio was approximately 5.3 years, duration of approximately 3.7, and a weighted average tax equivalent yield of approximately 2.16%. At December 31, 2019, the estimated weighted average life of our investment portfolio was approximately 5.1 years, duration of approximately 3.3, and a weighted average tax equivalent yield of approximately 2.71%.

We held no debt securities rated below investment grade at December 31, 2020.

The following table shows the investment portfolio composition.

	December 31,
(Dollars in thousands)	2020	2019	2018
Securities available-for-sale at fair value:
US Treasury	$1,502	$7,203	$15,457
US Government sponsored enterprises	1,006	1,001	1,100
Small Business Administration pools	35,498	45,343	55,336
Mortgage-backed securities	229,929	183,586	115,475
State and local government	88,603	49,648	50,506
Corporate & Other Securities	3,328	19	19
	$359,866	$286,800	$237,893
Securities held-to-maturity at amortized cost:
State and local government	$—	$—	$16,174
Total	$359,866	$286,800	$254,067

We hold other investments carried at cost which represents our investment in FHLB stock. This investment amounted to $1.1 million and $991.4 thousand at December 31, 2020 and 2019, respectively.

Investment Securities Maturity Distribution and Yields

The following table shows, at amortized cost, the expected maturities and average yield of securities held at December 31, 2020:

(In thousands)
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Available-for-sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

US Treasury	$1,501	1.48%	$—	—	$—	—	$—	—
Government sponsored enterprises	996	2.86%	—	—	—	—	—	—
Small Business Administration pools	514	1.30%	25,096	1.89%	7,547	2.27%	1,420	1.80%
Mortgage-backed securities	6,786	1.64%	97,318	1.86%	69,228	2.06%	49,405	1.24%
State and local government	1,216	1.57%	15,966	3.00%	61,226	2.56%	4,087	3.19%
Corporate and other securities	—	—	1,284	5.24%	1,981	4.66%	9	3.70%
Total investment securities available-for-sale	$11,013	1.71%	$139,664	2.03%	$139,982	2.33%	$54,921	1.40%

(1)	Yield calculated on tax equivalent basis

Short-Term Investments

Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $62.9 million in 2020, as compared to $25.6 million in 2019. The increase in short-term investments in 2020 is primarily due to organic deposit growth and excess liquidity from customer’s PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. We maintain the majority of our short term overnight investments in our account at the Federal Reserve rather than in federal funds at various correspondent banks due to the lower regulatory capital risk weighting. At December 31, 2020, short-term investments including funds on deposit at the Federal Reserve totaled $46.1 million. These funds are an immediate source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average deposits were $1.1 billion during 2020, compared to $934.9 million during 2019. Average interest-bearing deposits were $743.4 million during 2020, as compared to $670.9 million during 2019. These increases are primarily due to organic deposit growth and PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic being held in customers deposit accounts.

The following table sets forth the deposits by category:

	December 31,
	2020		2019		2018
(In thousands)	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$388,868	32.6%	$289,828	29.3%	$244,686	26.4%
Interest bearing checking accounts	278,077	23.3%	229,168	23.2%	201,936	21.8%
Money market accounts	242,128	20.3%	194,089	19.6%	191,537	20.7%
Savings accounts	123,032	10.3%	104,456	10.6%	108,369	11.7%
Time deposits less than $100,000	78,794	6.6%	84,730	8.6%	93,480	10.1%
Time deposits more than $100,000	81,871	6.9%	85,930	8.7%	85,515	9.3%
	$1,192,770	100.0%	$988,201	100.0%	$925,523	100.0%

Large certificate of deposit customers, whom we identify as those of $100 thousand or more, tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Core deposits, which exclude time deposits of $100 thousand or more, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $1.1 billion and $902.3 million at December 31, 2020 and 2019, respectively. Time deposits greater than $250 thousand, the FDIC deposit insurance coverage limit, amounted to $28.6 million and $32.2 million at December 31, 2020 and December 31, 2019, respectively.

A stable base of deposits is expected to continue to be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

	December 31, 2020
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Time deposits of $100,000 or more	$11,981	$541	$69,235	$115	$81,872

Borrowed funds. Borrowed funds consist of securities sold under agreements to repurchase, FHLB advances and long-term debt as a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $49.5 million, $34.2 million and $27.0 million during 2020, 2019 and 2018, respectively. The maximum month-end balances during 2020, 2019 and 2018 were $73.0 million, $36.7 million and $33.4 million, respectively. The average rates paid during these periods were 0.38%, 1.12% and 1.08%, respectively. The balances of securities sold under agreements to repurchase were $40.9 million and $33.3 million at December 31, 2020 and 2019, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. During 2020 and 2019, the average outstanding advances amounted to $2.0 million and $3.2 million, respectively.

The following is a schedule of the maturities for FHLB Advances as of December 31, 2020 and 2019:

	December 31,
(In thousands)	2020		2019
Maturing	Amount	Rate	Amount	Rate
2020	—	—	211	1.00%

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

Capital Adequacy and Dividend Policy

Capital Adequacy

Total shareholders’ equity as of December 31, 2020 was $136.3 million as compared to $120.2 million as of December 31, 2019. The increase in shareholders’ equity is primarily due to an increase in retention of earnings less dividends paid of $6.5 million, an increase in accumulated other comprehensive income of $8.8 million, $0.4 thousand related to executive and director stock awards, and $0.4 thousand related to our dividend reinvestment plan.  The increase in accumulated other comprehensive income was due to a reduction in market interest rates, which resulted in an increase in the net unrealized gains in our investment securities portfolio. During the third quarter of 2019, we completed the repurchase of 300,000 shares of our outstanding common stock at a cost of approximately $5.6 million with an average price per share of $18.79.  We also announced during the third quarter of 2019 the approval of a new repurchase plan of up to 200,000 shares of our outstanding common stock.  No share repurchases were made under the new repurchase plan prior to its expiration on December 31, 2020.

In 2018, we paid a dividend of $0.10 per share each quarter and during each quarter of 2019, we paid a dividend on our common stock of $0.11 per share. During each quarter in 2020, we paid an $0.12 per share dividend on our common stock.

In addition, a dividend reinvestment plan was implemented in the third quarter of 2003. The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio for the three years ended December 31, 2020.

	2020	2019	2018
Return on average assets	0.78%	0.98%	1.04%
Return on average common equity	7.84%	9.38%	10.48%
Equity to assets ratio	9.77%	10.27%	10.31%
Dividend Payout Ratio	35.38%	30.29%	27.02%

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

The Bank exceeded the regulatory capital ratios at December 31, 2020 and 2019, as set forth in the following table:

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank(1)(2):
December 31, 2020
Risk Based Capital
Tier 1	$56,288	6.0%	$120,385	12.8%	$64,097	6.8%
Total Capital	75,051	8.0%	130,774	13.9%	55,723	5.9%
CET1	42,216	4.5%	120,385	12.8%	78,169	8.3%
Tier 1 Leverage	54,492	4.0%	120,385	8.8%	65,893	4.8%
December 31, 2019
Risk Based Capital
Tier 1	$50,224	6.0%	$112,754	13.5%	$62,530	7.5%
Total Capital	66,965	8.0%	119,381	14.3%	52,416	6.3%
CET1	37,668	4.5%	112,754	13.5%	75,086	9.0%
Tier 1 Leverage	45,246	4.0%	112,754	10.0%	67,508	6.0%

(1)	As a small bank holding company, the Company is generally not subject to the Basel III capital requirements unless otherwise advised by the Federal Reserve.

(2)	Ratios do not include the capital conservation buffer of 2.5%.

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

As of December 31, 2020, we have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic. We had no brokered deposits and no listing services deposits at December 31, 2020. We believe that we have ample liquidity to meet the needs of our customers and to manage through the COVID-19 pandemic through our low cost deposits; our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks; and our ability to obtain advances secured by certain securities and loans from the Federal Home Loan Bank.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity declined to 9.8% of total assets at December 31, 2020 from 10.3% at December 31, 2019 primarily due to PPP loans and excess liquidity from customer’s PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. The Bank maintains federal funds purchased lines in the total amount of $60.0 million with two financial institutions, although these were not utilized at December 31, 2020 and $10.0 million through the Federal Reserve Discount Window. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had PPP loans totaling $43.3 million gross of deferred fees and costs and $42.2 million net of deferred fees and costs at December 31, 2020. Furthermore, the Federal Reserve provided us a lending facility, the PPPLF, that permitted us to obtain funding specifically for loans that we made under the PPP; however, the Bank had sufficient liquidity to fund PPP loans without accessing the PPPLF. The PPP program expired on August 8, 2020.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2020, we had issued commitments to extend unused credit of $142.6 million, including $42.3 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2019, we had issued commitments to extend unused credit of $135.7 million, including $39.8 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework issued in 2013.

Based on that assessment, we believe that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

/s/ Michael C. Crapps	/s/ D. Shawn Jordan
Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Community Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Community Corporation and its subsidiary (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements and schedules (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Note 5 to the Company’s financial statements, the Company has a gross loan portfolio of approximately $844.2 million and related allowance for loan losses of approximately $10.4 million as of December 31, 2020. As described by the Company in Note 1, the evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a regular basis and is based upon the Company’s review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.

We identified the Company’s estimate of the allowance for loan losses as a critical audit matter. The principal considerations for our determination of the allowance for loan losses as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

•	We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current economic conditions, and other risk factors used in development of the qualitative factors for collectively evaluated loans.
•	We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.

/s/ Elliott Davis, LLC

We have served as the Company’s auditor since 2006.

Columbia, South Carolina

March 12, 2021

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2020	2019
ASSETS
Cash and due from banks	$18,930	$14,951
Interest-bearing bank balances	46,062	32,741
Investment securities available-for-sale	359,866	286,800
Other investments, at cost	2,053	1,992
Loans held-for-sale	45,020	11,155
Total Loans held-for-investment	844,157	737,028
Less, allowance for loan losses	10,389	6,627
Net loans held-for-investment	833,768	730,401
Property and equipment - net	34,458	35,008
Lease right-of-use asset	3,032	3,215
Premises held-for-sale	591	591
Bank owned life insurance	27,688	28,041
Other real estate owned	1,194	1,410
Intangible assets	1,120	1,483
Goodwill	14,637	14,637
Other assets	6,963	7,854
Total assets	$1,395,382	$1,170,279
LIABILITIES
Deposits:
Non-interest bearing	$385,511	$289,829
Interest bearing	803,902	698,372
Total deposits	1,189,413	988,201
Securities sold under agreements to repurchase	40,914	33,296
Federal Home Loan Bank Advances	—	211
Junior subordinated debt	14,964	14,964
Lease liability .	3,114	3,266
Other liabilities	10,640	10,147
Total liabilities	1,259,045	1,050,085
Commitments and Contingencies (Note 16)
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,500,338 at December 31, 2020 and 7,440,026 at December 31, 2019	7,500	7,440
Nonvested restricted stock	(283)	(151)
Additional paid in capital	91,380	90,488
Retained earnings	26,453	19,927
Accumulated other comprehensive income	11,287	2,490
Total shareholders’ equity	136,337	120,194
Total liabilities and shareholders’ equity	$1,395,382	$1,170,279

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2020	2019	2018

Interest income:
Loans, including fees	$37,037	$35,447	$32,789
Investment securities - taxable	5,011	5,271	4,755
Investment securities - non taxable	1,454	1,365	1,767
Other short term investments	276	547	418
Total interest income	43,778	42,630	39,729
Interest expense:
Deposits	3,021	4,558	2,905
Securities sold under agreement to repurchase	190	386	293
Other borrowed money	544	837	783
Total interest expense	3,755	5,781	3,981
Net interest income	40,023	36,849	35,748
Provision for loan losses	3,663	139	346
Net interest income after provision for loan losses	36,360	36,710	35,402
Non-interest income:
Deposit service charges	1,121	1,649	1,769
Mortgage banking income	5,557	4,555	3,895
Investment advisory fees and non-deposit commissions	2,720	2,021	1,683
Gain (loss) on sale of securities	99	136	(342)
Gain (loss) on sale of other assets	147	(3)	24
Write-down on premises held for sale	—	(282)	—
Non-recurring BOLI income	311	—	73
Other	3,814	3,660	3,542
Total non-interest income	13,769	11,736	10,644
Non-interest expense:
Salaries and employee benefits	24,026	21,261	19,515
Occupancy	2,709	2,696	2,380
Equipment	1,237	1,493	1,513
Marketing and public relations	1,043	1,114	919
FDIC Insurance assessments	404	57	375
Other real estate expense	201	81	98
Amortization of intangibles	363	523	563
Other	7,551	7,392	6,760
Total non-interest expense	37,534	34,617	32,123
Net income before tax	12,595	13,829	13,923
Income tax expense	2,496	2,858	2,694
Net income	$10,099	$10,971	$11,229
Basic earnings per common share	$1.36	$1.46	$1.48
Diluted earnings per common share	$1.35	$1.45	$1.45

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Year ended December 31,
	2020	2019	2018
Net income	$10,099	$10,971	$11,229

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available for sale securities, net of tax of ($2,360), ($1,311) and 574, respectively	8,875	4,931	(2,160)

Less: Reclassification adjustment for loss (gain) included in net income, net of tax of $21, $29, and ($72), respectively	(78)	(107)	270
Other comprehensive income (loss)	8,797	4,824	(1,890)
Comprehensive income	$18,896	$15,795	$9,339

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock
(Dollars and shares in thousands)	Number Shares Issued	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Nonvested Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, December 31, 2017	7,588	$7,588	$46	$94,516	$(109)	$4,066	$(444)	$105,663
Net income						11,229		11,229
Other comprehensive loss net of tax of $502							(1,890)	(1,890)
Issuance of restricted stock	11	11		233	(244)			—
Exercise of stock warrants	25	25	(15)	(10)				—
Shares retired	(2)	(2)		(55)				(57)
Exercise of deferred compensation	1	1		18				19
Amortization of compensation on restricted stock					204			204
Dividends: Common ($0.40 per share)						(3,033)		(3,033)
Dividend reinvestment plan	16	16		346				362
Balance, December 31, 2018	7,639	$7,639	$31	$95,048	$(149)	$12,262	$(2,334)	$112,497

Net income						10,971		10,971
Other comprehensive income net of tax of $1,282							4,824	4,824
Issuance of restricted stock	8	8		162	(170)			—
Exercise of stock warrants	46	46	(31)	(15)				—
Shares retired	(8)	(8)		(151)				(159)
Amortization of compensation on restricted stock					168			168
Stock repurchase plan	(300)	(300)		(5,336)				(5,636)
Shares issued-deferred compensation	24	24		241				265
Dividends: Common ($0.44 per share)						(3,306)		(3,306)
Dividend reinvestment plan	31	31		539				570
Balance, December 31, 2019	7,440	$7,440	$—	$90,488	$(151)	$19,927	$2,490	$120,194

Net income						10,099		10,099
Other comprehensive income net of tax of $2,339			—				8,797	8,797
Issuance of restricted stock	20	20		371	(391)			—
Issuance of common stock				4				4
Issuance of common stock-deferred compensation	18	18		182				200
Amortization of compensation on restricted stock					259			259
Shares retired	(1)	(1)		(14)				(15)
Dividends: Common ($0.48 per share)						(3,573)		(3,573)
Dividend reinvestment plan	23	23		349				372
Balance, December 31, 2020	7,500	$7,500	$—	$91,380	$(283)	$26,453	$11,287	$136,337

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands)	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$10,099	$10,971	$11,229
Adjustments to reconcile net income to net cash (used) provided in operating activities
Depreciation	1,637	1,598	1,519
Net premium amortization	2,016	2,042	2,243
Provision for loan losses	3,663	139	346
Write-downs of other real estate owned	128	—	—
Loss (gain) loss on sale of other real estate owned	(147)	3	(24)
Originations of HFS loans	(197,608)	(139,640)	(114,959)
Sales of HFS loans	163,743	131,708	116,829
Amortization of intangibles	363	523	563
(Gain) loss on sale of securities	(99)	(136)	342
Accretion on acquired loans	(271)	(492)	(620)
Write-down of premises held for sale	—	282	—
Write-down of fixed assets	—	—	42
Gain on sale of fixed assets	—	—	(123)
(Increase) decrease in other assets	(911)	(5,227)	489
Increase in other liabilities	341	3,054	2,097
Net cash (used) provided in operating activities	(17,046)	4,825	19,973
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	1,200	44,398	44,299
Proceeds from sale of securities held-to-maturity	—	—	655
Purchase of investment securities available-for-sale	(111,972)	(113,064)	(64,146)
Purchase of other investment securities	(70)	(36)
Maturity/call of investment securities available-for-sale	46,933	40,170	41,564
Proceeds from sale of other investments	—	—	604
Increase in loans	(106,874)	(18,219)	(71,266)
Proceeds from sale of other real estate owned	349	47	796
Proceeds from sale of fixed assets	—	301	1,145
Purchase of property and equipment	(1,087)	(2,793)	(1,465)
Purchase of BOLI	—	(2)	—
Net cash used in investing activities	(171,521)	(49,198)	(47,814)
Cash flows from financing activities:
Increase in deposit accounts	201,213	62,716	37,290
Advances from the Federal Home Loan Bank	34,001	82,000	79,000
Repayment of advances from the Federal Home Loan Bank	(34,212)	(82,020)	(93,019)
Increase in securities sold under agreements to repurchase	7,618	5,274	8,752
Deferred compensation shares	200	265	19
Shares Retired	(15)	(159)	(57)
Change in non-vested restricted stock	259	168	204
Dividend reinvestment plan	372	570	362
Repurchase of common stock	—	(5,636)	—
Proceeds from issuance of common stock	4	—	—
Dividends paid on Common Stock	(3,573)	(3,306)	(3,033)
Net cash provided in financing activities	205,867	59,872	29,518
Net increase in cash and cash equivalents	17,300	15,424	1,677
Cash and cash equivalents at beginning of year	47,692	32,268	30,591
Cash and cash equivalents at end of year	$64,992	$47,692	$32,268

Supplemental disclosure:
Cash paid during the period for: interest	$4,258	$5,471	$3,592
Income Taxes	$3,043	$2,410	$2,215
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale, net of tax	$8,797	$4,824	$(1,890)
Transfer of loans to other real estate owned	$114	$—	$346
Recognition of operating lease right of use asset	$—	$3,260	$—
Recognition of operating lease liability	$—	$3,291	$—
Transfer of investment securities held-to-maturity to available-for-sale	$—	$16,144	$—

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

Risk and Uncertainties

The coronavirus (COVID-19) pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. In particular, the COVID-19 pandemic has severely restricted the level of economic activity in our markets. Federal and state governments have taken, and may continue to take, unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed and businesses and schools have reopened with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 increased significantly during 2020, which may cause a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and may prompt the need for additional aid and other forms of relief.

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Bank’s customers. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, significant volatility and disruption in financial markets, and has had an adverse effect on the Company’s business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the recent rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strains, and the ability for customers and businesses to return to their pre-pandemic routine.

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

Beginning in March 2020, we proactively offered payment deferrals for up to 90 days to our loan customers. We continue to consider potential deferrals with respect to certain customers, which we evaluate on a case-by-case basis. At its peak, which occurred during the second quarter of 2020, we granted payment deferments on loans totaling $206.9 million. As a result of payments being resumed at the conclusion of their payment deferral period, loans in which payments have been deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, to $16.1 million at December 31, 2020, and to $8.7 million at March 5, 2021. Some of these deferments were to businesses that temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash.  We proactively offered deferrals to our customers regardless of the impact of the pandemic on their business or personal finances.

The Company has evaluated its exposure to certain industry segments most impacted by the COVID-19 pandemic as of December 31, 2020:

Industry Segments	Outstanding	% of Loan	Avg. Loan	Avg. Loan to
(Dollars in millions)	Loan Balance	Portfolio	Size	Value
Hotels	$32.0	3.8%	$2.3	70%
Restaurants	$19.9	2.4%	$0.7	69%
Assisted Living	$8.9	1.1%	$1.5	47%
Retail	$80.8	9.6%	$0.7	57%

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

Advertising Expense

Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising expense totaled $1.0 million, $1.1 million and $919 thousand for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. No options were granted in 2020, 2019 or 2018.

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

In December 2019, the FASB issued guidance to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of and simply GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments became effective for the Company for interim and annual periods beginning after December 15, 2020. The Company does not expect these amendments to have a material effect on the its financial statements.

In January 2020, the FASB issued guidance to address accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The amendments became effective for the Company for interim and annual periods beginning after December 15, 2020. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2020, the FASB issued guidance to add and amend SEC paragraphs in the ASC to reflect the issuance of SEC Staff Accounting Bulletin No. 119 related to the new credit losses standard and comments by the SEC staff related to the revised effective date of the new leases .. The amendments were effective upon issuance and did not have a material impact on the Company’s financial statements.

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

In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The amendments are effective through December 31, 2022. The Company does not expect these amendments to have a material effect on its financial statements.

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

In October 2020, the FASB issued guidance to clarify the FASB’s intent that an entity should reevaluate whether a callable debt security that has multiple call dates is within the scope of FASB Accounting Standards Codification (FASB ASC) 310-20-35-33 for each reporting period. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect these amendments to have a material effect on its financial statements.

In October 2020, the FASB updated various Topics of the Accounting Standards Codification to align the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. The amendments were effective upon issuance and did not have a material effect on the financial statements.

In October 2020, the FASB issued amendments to clarify the Accounting Standards Codification and make minor improvements that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for annual periods beginning after December 15, 2020. Early application is permitted for any interim period for which financial statements have not been issued. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

General Risk and Uncertainties

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

Reclassifications

Certain captions and amounts in the 2018 and 2019 consolidated financial statements were reclassified to conform to the 2020 presentation.

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

(Dollars in thousands, except per share data)	As Recorded by Cornerstone	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$30,060	$—		$30,060
Investment securities	44,018	(358	)(a)	43,660
Loans	60,835	(734	)(b)	60,101
Premises and equipment	4,164	573	(c)	4,737
Intangible assets	—	1,810	(d)	1,810
Bank owned life insurance	2,384	—		2,384
Other assets	3,082	(452	)(e)	2,630
Total assets	$144,543	$839		$145,382

Liabilities
Deposits:
Non-interest bearing	$27,296	$—		$27,296
Interest-bearing	99,152	150	(f)	99,302
Total deposits	126,448	150		126,598
Securities sold under agreements to repurchase	849	—		849
Other liabilities	320	96	(g)	416
Total liabilities	127,617	246		127,863
Net identifiable assets acquired over liabilities assumed	16,926	593		17,519
Goodwill	—	9,558		9,558
Net assets acquired over liabilities assumed	$16,926	$10,151		$27,077

Consideration:
First Community Corporation common shares issued	877,364
Purchase price per share of the Company’s common stock	$22.05

	$19,346
Cash exchanged for stock and fractional shares	7,731
Fair value of total consideration transferred	$27,077

Explanation of fair value adjustments

(a)	Adjustment reflects marking the securities portfolio to fair value as of the acquisition date.
(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio and excludes the allowance for loan losses recorded by Cornerstone.
(c)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.
(d)	Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts.
(e)	Adjustment reflects the deferred tax adjustment related to fair value adjustments at 34%.
(f)	Adjustment reflects the fair value adjustment on interest-bearing deposits.
(g)	Adjustment reflects the fair value adjustment on post-retirement benefits.

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

(Dollars in thousands)	Pro Forma Twelve Months Ended December 31, 2017	Pro Forma Twelve Months Ended December 31, 2016
Total revenues (net interest income plus noninterest income)	$43,602	$41,300
Net income	$6,791	$7,750

Note 4—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
US Treasury securities	$1,501	$1	$—	$1,502
Government Sponsored Enterprises	996	10	—	1,006
Mortgage-backed securities	222,739	7,375	185	229,929
Small Business Administration pools	34,577	928	7	35,498
State and local government	82,495	6,184	76	88,603
Corporate and other securities	3,272	56	—	3,328
	$345,580	$14,554	$268	$359,866

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
US Treasury securities	$7,190	$16	$3	$7,203
Government Sponsored Enterprises	984	17	—	1,001
Mortgage-backed securities	182,736	1,490	640	183,586
Small Business Administration pools	45,301	259	217	45,343
State and local government	47,418	2,371	141	49,648
Other securities	19	—	—	19
	$283,648	$4,153	$1,001	$286,800

At December 31, 2020, corporate and other securities available-for-sale included the following at fair value: corporate fixed-to-float bonds at $3.3 million, mutual funds at $8.0 thousand and foreign debt of $10.0 thousand. At December 31, 2019, corporate and other securities available-for-sale included the following at fair value: mutual funds at $8.8 thousand and foreign debt of $10.0 thousand. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $1.1 million and corporate stock in the amount of $1.0 million at December 31, 2020. The Company held $991.4 thousand of FHLB stock and $1.0 million in corporate stock at December 31, 2019.

During the first quarter of 2019, the Company reclassified the portfolio of securities listed as held-to-maturity to available-for-sale. At the time of reclassification, the unrealized gain on securities was $124.3 thousand. There were no investment securities listed as held-to-maturity as of December 31, 2020.

During the years ended December 31, 2020 and 2019, the Company received proceeds of $1.2 million and $44.4 million, respectively, from the sale of investment securities available-for-sale. For the year ended December 31, 2020, gross realized gains from the sale of investment securities available-for-sale amounted to $99.1 thousand and there were no gross realized losses. For the year ended December 31, 2019, gross realized gains from the sale of investment securities available-for-sale amounted to $355.6 thousand and gross realized losses amounted to $219.6 thousand. The tax (benefit) provision applicable to the net realized gain (loss) was approximately $21 thousand, 29 thousand, and ($72) thousand for 2020, 2019 and 2018, respectively.

The amortized cost and fair value of investment securities at December 31, 2020, by expected maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life. There were no Held-to-maturity securities as of December 31, 2020.

(Dollars in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$11,013	$11,163
Due after one year through five years	139,664	144,358
Due after five years through ten years	139,982	148,563
Due after ten years	54,921	55,782
	$345,580	$359,866

Securities with an amortized cost of $155.0 million and fair value of $161.5 million at December 31, 2020 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase. Securities with an amortized cost of $138.6 million and fair value of $139.3 million at December 31, 2019 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2020 and December 31, 2019.

	Less than 12 months		12 months or more		Total
December 31, 2020 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Mortgage-Backed Securities	$21,298	$152	$1,414	$33	$22,712	$185
Small Business Administration pools	—	—	1,323	7	1,323	7
State and local government	4,930	76	—	—	4,930	76
Total	$26,228	$228	$2,737	$40	$28,965	$268

	Less than 12 months		12 months or more		Total
December 31, 2019 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury	$—	$—	$1,508	$3	$1,508	$3
Mortgage-backed securities	57,175	485	12,419	155	69,594	640
Small Business Administration pools	7,891	53	13,502	164	21,393	217
State and local government	5,695	141	—	—	5,695	141
Total	$70,761	$679	$27,429	$322	$98,190	$1,001

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $257.3 million and $182.7 million and approximate fair value of $265.4 million and $183.6 million at December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, and December 31, 2019, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2020.

Non-agency Mortgage Backed Securities: The Company holds private label mortgage-backed securities (“PLMBSs”), including CMOs, at December 31, 2020 with an amortized cost of $57.4 thousand and approximate fair value of $54.7 thousand. The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at December 31, 2019 with an amortized cost of $73.5 thousand and approximate fair value of $73.5 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments. Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, the financial condition and near term prospects of the issuer and any collateral underlying the relevant security. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

During the years ended December 31, 2020, December 31, 2019, and December 31, 2018, no OTTI charges were recorded in earnings for the PLMBS portfolio.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be OTTI at December 31, 2020 and December 31, 2019.

Note 5—LOANS

Loans summarized by category are as follows:

	December 31,
(Dollars in thousands)	2020	2019
Commercial, financial and agricultural	$96,688	$51,805
Real estate:
Construction	95,282	73,512
Mortgage-residential	43,928	45,357
Mortgage-commercial	573,258	527,447
Consumer:
Home equity	26,442	28,891
Other	8,559	10,016
Total	$844,157	$737,028

Commercial, financial, and agricultural category includes $42.2 million in PPP loans as of December 31, 2020.

Activity in the allowance for loan losses was as follows:

	Years ended December 31,
(Dollars in thousands)	2020	2019	2018
Balance at the beginning of year	$6,627	$6,263	$5,797
Provision for loan losses	3,663	139	346
Charged off loans	(110)	(145)	(164)
Recoveries	209	370	284
Balance at end of year	$10,389	$6,627	$6,263

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 follows:

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2020
Allowance for loan losses:
Beginning balance	$427	$111	$367	$4,602	$240	$97	$783	$6,627
Charge-offs	—	(2)	—	(1)	—	(107)	—	(110)
Recoveries	130	2	—	23	2	52	—	209
Provisions	221	34	174	3,231	82	83	(162)	3,663
Ending balance	$778	$145	$541	$7,855	$324	$125	$621	$10,389

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$2	$—	$—	$—	$2

Collectively evaluated for impairment	778	145	541	7,853	324	125	621	10,387

Loans receivable:
Ending balance-total	$96,688	$95,282	$43,928	$573,258	$26,442	$8,559	$—	$844,157

Ending balances:
Individually evaluated for impairment	—	—	440	5,631	42	—	—	6,113

Collectively evaluated for impairment	96,688	95,282	43,488	567,627	26,400	8,559	—	838,044

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2019
Allowance for loan losses:
Beginning balance	$430	$89	$431	$4,318	$261	$88	$646	$6,263
Charge-offs	(12)	—	(12)	—	(1)	(120)	—	(145)
Recoveries	3	—	—	307	15	45	—	370
Provisions	6	22	(52)	(23)	(35)	84	137	139
Ending balance	$427	$111	$367	$4,602	$240	$97	$783	$6,627

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$6	$—	$—	$—	$6

Collectively evaluated for impairment	427	111	367	4,596	240	97	783	6,621

Loans receivable:
Ending balance-total	$51,805	$73,512	$45,357	$527,447	$28,891	$10,016	$—	$737,028

Ending balances:
Individually evaluated for impairment	400	—	392	3,135	70	—	—	3,997

Collectively evaluated for impairment	51,405	73,512	44,965	524,312	28,821	10,016	—	733,031

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2018
Allowance for loan losses:
Beginning balance	$221	$101	$461	$3,077	$308	$35	$1,594	$5,797
Charge-offs	—	—	(1)	—	(23)	(140)	—	(164)
Recoveries	3	—	4	210	6	61	—	284
Provisions	206	(12)	(33)	1,031	(30)	132	(948)	346
Ending balance	$430	$89	$431	$4,318	$261	$88	$646	$6,263

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$14	$—	$—	$—	$14

Collectively evaluated for impairment	430	89	431	4,304	261	88	646	6,249

Loans receivable:
Ending balance-total	$53,933	$58,440	$52,764	$513,833	$29,583	$9,909	$—	$718,462

Ending balances:
Individually evaluated for impairment	—	—	322	4,030	29	—	—	4,381

Collectively evaluated for impairment	53,933	58,440	52,442	509,803	29,554	9,909	—	714,081

At December 31, 2020, $16.7 million of loans acquired in the Cornerstone acquisition were excluded in the evaluation of the adequacy of the allowance for loan losses. These loans were recorded at fair value at acquisition which included a credit component of approximately $1.5 million. Loans acquired prior to 2017 have been included in the evaluation of the allowance for loan losses.

The following table presents at December 31, 2020, 2019 and 2018, loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

	December 31,
(Dollars in thousands)	2020	2019	2018
Total loans considered impaired at year end	$6,113	$3,997	$4,381
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$123	$256	$453
Related allowance	$2	$6	$14

Average impaired loans	$6,375	$4,431	$4,128
Amount of interest earned during period of impairment	$403	$263	$160

The following tables are by loan category and present at December 31, 2020, December 31, 2019 and December 31, 2018 loans individually evaluated and considered impaired under FASB ASC 310, “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

(Dollars in thousands)
December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	440	499	—	440	1
Mortgage-commercial	5,508	7,980	—	5,770	388
Consumer:
Home Equity	42	47	—	42	3
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	123	123	2	123	11
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	440	499	—	440	1
Mortgage-commercial	5,631	8,103	2	5,893	399
Consumer:
Home Equity	42	47	—	42	3
Other	—	—	—	—	—
	$6,113	$8,649	$2	$6,375	$403

(Dollars in thousands)
December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$400	$400	$—	$600	$49
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	392	460	—	439	19
Mortgage-commercial	2,879	5,539	—	2,961	170
Consumer:
Home Equity	70	73	—	76	2
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	256	256	6	355	23
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	400	400	—	600	49
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	392	460	—	439	19
Mortgage-commercial	3,135	5,795	6	3,316	193
Consumer:
Home Equity	70	73	—	76	2
Other	—	—	—	—	—
	$3,997	$6,728	$6	$4,431	$263

(Dollars in thousands)
December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	322	371	—	483	9
Mortgage-commercial	3,577	6,173	—	3,232	128
Consumer:
Home Equity	29	30	—	33	2
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	453	453	14	380	21
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	322	371	—	483	9
Mortgage-commercial	4,030	6,626	14	3,612	149
Consumer:
Home Equity	29	30	—	33	2
Other	—	—	—	—	—
	$4,381	$7,027	$14	$4,128	$160

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of December 31, 2020 and December 31, 2019, no loans were classified as doubtful.

(Dollars in thousands)
December 31, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$96,507	$181	$—	$—	$96,688
Real estate:
Construction	95,282	—	—	—	95,282
Mortgage – residential	43,240	190	498	—	43,928
Mortgage – commercial	559,982	7,270	6,006	—	573,258
Consumer:
Home Equity	25,041	95	1,306	—	26,442
Other	8,538	21	—	—	8,559
Total	$828,590	$7,757	$7,810	$—	$844,157

(Dollars in thousands)
		Special
December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$51,166	$239	$400	$—	$51,805
Real estate:
Construction	73,512	—	—	—	73,512
Mortgage – residential	44,221	509	627	—	45,357
Mortgage – commercial	521,072	2,996	3,379	—	527,447
Consumer:
Home Equity	27,450	1,157	284	—	28,891
Other	9,981	35	—	—	10,016
Total	$727,402	$4,936	$4,690	$—	$737,028

At December 31, 2020 and 2019, non-accrual loans totaled $4.6 million and $2.3 million, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $150.5 thousand and $148 thousand in 2020 and 2019, respectively. Interest recorded on non-accrual loans in 2020 and 2019 amounted to $447.5 thousand and $66 thousand, respectively.

Troubled debt restructurings (“TDRs”) that are still accruing are included in impaired loans at December 31, 2020 and 2019 amounted to $1.6 million and $1.7 million, respectively. Interest earned during 2020 and 2019 on these loans amounted to $130.1 thousand and $144 thousand, respectively.

There were loans of $1.3 million and $0.3 thousand that were greater than 90 days delinquent and still accruing interest as of December 31, 2020 and December 31, 2019, respectively.

The following tables are by loan category and present loans past due and on non-accrual status as of December 31, 2020 and December 31, 2019:

(Dollars in thousands) December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$165	$27	$—	$4,080	$4,272	$92,416	$96,688
Real estate:
Construction	424	—	1,260	—	1,684	93,598	95,282
Mortgage-residential	7	—	—	440	447	43,481	43,928
Mortgage-commercial	—	—	—	—	—	573,258	573,258
Consumer:
Home equity	—	—	—	42	42	26,400	26,442
Other	21	21	—	—	42	8,517	8,559
Total	$617	$48	$1,260	$4,562	$6,487	$837,670	$844,157

(Dollars in thousands) December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$—	$99	$—	$400	$499	$51,306	$51,805
Real estate:
Construction	113	—	—	—	113	73,399	73,512
Mortgage-residential	151	—	—	392	543	44,814	45,357
Mortgage-commercial	39	—	—	1,467	1,506	525,941	527,447
Consumer:
Home equity	2	9	—	70	81	28,810	28,891
Other	40	23	—	—	63	9,953	10,016
	$345	$131	$—	$2,329	$2,805	$734,223	$737,028

The CARES Act and Initiatives Related to COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act provided for approximately $2.2 trillion in direct economic relief in response to the public health and economic impacts of COVID-19. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of financial institutions like the Bank. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, life cycle, and eligibility requirements for the various CARES Act programs, as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. We continue to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Troubled Debt Restructurings and Loan Modifications for Affected Borrowers. The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act, 2021, permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that may otherwise be characterized as troubled debt restructurings and suspend any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications are related to COVID-19, and (iii) the modification occurs between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

We are focused on servicing the financial needs of our commercial and consumer customers with flexible loan payment arrangements, including short-term loan modifications or forbearance payments and reducing or waiving certain fees on deposit accounts. Future governmental actions may require these and other types of customer-related responses. Beginning in March 2020, we proactively offered payment deferrals for up to 90 days to our loan customers. We continue to consider potential deferrals with respect to certain customers, which we evaluate on a case-by-case basis. At its peak, which occurred during the second quarter of 2020, we granted payment deferments on loans totaling $206.9 million. As a result of payments being resumed at the conclusion of their payment deferral period, loans in which payments have been deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, to $16.1 million at December 31, 2020, and to $8.7 million at March 5, 2021. We had no loans on which payments were deferred related to the COVID-19 pandemic at December 31, 2019. We had no loans remaining on initial deferral status in which both principal and interest were deferred at December 31, 2020 and March 5, 2021. The $16.1 million in deferrals at December 31, 2020 consist of seven loans on which only principal is being deferred. We had three loans totaling $8.7 million in continuing deferral status in which only principal is being deferred at March 5, 2021. Two of the continuing deferrals at March 5, 2021 totaling $4.5 million are in the retail industry segment identified by us as one of the industry segments most impacted by the COVID-19 pandemic; the other continuing deferral totaling $4.2 million is a mixed use office space that we do not consider to be in an industry segment most impacted by the COVID-19 pandemic. Some of these deferments were to businesses that temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash.  We proactively offered deferrals to our customers regardless of the impact of the pandemic on their business or personal finances.

There were no loans determined to be TDR’s during the twelve month period ended December 31, 2020 and December 31, 2019. Additionally, there were no loans determined to be TDRs in the twelve months ended December 31, 2020 and December 31, 2019 that had subsequent payment defaults. Defaulted loans are those loans that are greater than 90 days past due.

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

A summary of changes in the accretable yield for PCI loans for the years ended December 31, 2020, 2019, and 2018 follows:

(Dollars in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Accretable yield, beginning of period	$123	$153	$21
Additions	—	—	—
Accretion	(30)	(30)	(256)
Reclassification of non-accretable difference due to improvement in expected cash flows	—	—	284
Other changes, net	—	—	104
Accretable yield, end of period	$93	$123	$153

At December 31, 2020 and December 31, 2019, the recorded investment in purchased impaired loans was $110 thousand and $112 thousand, respectively. The unpaid principal balance was $171 thousand and $190 thousand at December 31, 2020 and December 31, 2019, respectively. At December 31, 2020 and December 31, 2019, these loans were all secured by commercial real estate.

Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the years ended December 31, 2020 and December 31, 2019.

(Dollars in thousands)	For the years ended December 31,
	2020	2019
Balance, beginning of year	$4,108	$5,937
New Loans	188	129
Less loan repayments	999	1,958
Balance, end of year	$3,297	$4,108

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

Other investments, at cost—The carrying value of other investments, such as FHLB stock, approximates fair value based on redemption provisions.

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

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$64,992	$64,992	$64,992	$—	$—
Available-for-sale securities	359,866	359,866	20,564	339,302	—
Other investments, at cost	2,053	2,053	—	—	2,053
Loans held for sale	45,020	45,020	—	45,020	—
Net loans receivable	833,768	829,685	—	—	829,685
Accrued interest	4,167	4,167	4,167	—	—
Financial liabilities:
Non-interest bearing demand	$385,511	$385,511	$—	$385,511	$—
Interest bearing demand deposits and money market accounts	520,205	520,205	—	520,205	—
Savings	123,032	123,032	—	123,032	—
Time deposits	160,665	161,505	—	61,505	—
Total deposits	1,189,413	1,190,253	—	1,190,253	—
Federal Home Loan Bank Advances	—	—	—	—	—
Short term borrowings	40,914	40,914	—	40,914	—
Junior subordinated debentures	14,964	11,748	—	11,748	—
Accrued interest payable	667	667	667	—	—

	December 31, 2019
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$47,692	$47,692	$47,692	$—	$—
Available-for-sale securities	286,800	286,800	23,632	263,168	—
Other investments, at cost	1,992	1,992	—	—	1,992
Loans held for sale	11,155	11,155	—	11,155	—
Net loans receivable	730,401	728,745	—	—	728,745
Accrued interest	3,481	3,481	3,481	—	—
Financial liabilities:
Non-interest bearing demand	$289,829	$289,829	$—	$289,829	$—
NOW and money market accounts	423,257	423,257	—	423,257	—
Savings	104,456	104,456	—	104,456	—
Time deposits	170,660	171,558	—	171,558	—
Total deposits	988,201	989,099	—	989,099	—
Federal Home Loan Bank Advances	—	—	—	—	—
Short term borrowings	33,296	33,296	—	33,296	—
Junior subordinated debentures	14,964	13,161	—	13,161	—
Accrued interest payable	1,033	1,033	1,033	—	—

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2020 and December 31, 2019 that are measured on a recurring basis. There were no liabilities carried at fair value as of December 31, 2020 or December 31, 2019 that are measured on a recurring basis.

(Dollars in thousands)

Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$1,502	$—	$1,502	$—
Government Sponsored Enterprises	1,006	—	1,006	—
Mortgage-backed securities	229,929	17,029	212,900	—
Small Business Administration pools	35,498	—	35,498	—
State and local government	88,603	3,535	85,068	—
Corporate and other securities	3,328	—	3,328	—
	359,866	20,564	339,302	—
Loans held for sale	45,020	—	45,020	—
Total	$404,886	$20,564	$384,322	$—

(Dollars in thousands)

Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
US treasury securities	$7,203	$—	$7,203	$—
Government sponsored enterprises	1,001	—	1,001	—
Mortgage-backed securities	183,586	18,435	163,344	1,807
Small Business Administration securities	45,343	—	45,343	—
State and local government	49,648	5,188	44,460	—
Corporate and other securities	19	9	10	—
	286,800	23,632	261,361	1,807
Loans held-for-sale	11,155	—	11,155	—
Total	$297,955	$23,632	$272,516	$1,807

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2020 and December 31, 2019 that are measured on a non-recurring basis. There were no liabilities carried at fair value and measured on a non-recurring basis at December 31, 2020 and 2019.

(Dollars in thousands)
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	440	—	—	440
Mortgage-commercial	5,629	—	—	5,629
Consumer:
Home equity	42	—	—	42
Other	—	—	—	—
Total impaired	6,111	—	—	6,111
Other real estate owned:
Construction	600	—	—	600
Mortgage-commercial	594	—	—	594
Total other real estate owned	1,194	—	—	1,194
Total	$7,305	$—	$—	$7,305

(Dollars in thousands)
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial & Industrial	$400	$—	$—	$400
Real estate:
Mortgage-residential	392	—	—	392
Mortgage-commercial	3,129	—	—	3,129
Consumer:
Home equity	70	—	—	70
Other	—	—	—	—
Total impaired	3,991	—	—	3,991
Other real estate owned:
Construction	826	—	—	826
Mortgage-residential	584	—	—	584
Total other real estate owned	1,410	—	—	1,410
Total	$5,401	$—	$—	$5,401

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process would consist of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $6.1 million and $4.0 million for the year ended December 31, 2020 and year ended December 31, 2019, respectively.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of December 31, 2020	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,194	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$6,111	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2019	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,410	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$3,991	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2020	2019
Land	$11,166	$11,166
Premises	29,342	28,995
Equipment	7,050	6,284
Fixed assets in progress	62	88
Property and equipment, gross	47,620	46,533
Accumulated depreciation	13,162	11,525
Property and Equipment Net	$34,458	$35,008

Provision for depreciation included in operating expenses for the years ended December 31, 2020, 2019 and 2018 amounted to $1.6 million, $1.6 million, and $1.5 million, respectively.

Premises held-for-sale was $591 thousand at December 31, 2020. It increased to $591 thousand at December 31, 2019 from $0 at December 31, 2018 due to our consolidation of our mortgage loan production office in Richland County, South Carolina to other existing Bank offices that resulted in a write-down of the real estate of $282 thousand during the fourth quarter of 2019 based on the appraised value of the real estate less estimated selling costs.

Note 8—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS

Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2020	2019	2018
Core deposit premiums, gross carrying amount	$3,358	$3,358	$3,358
Other intangibles	538	538	538
Gross carrying amount	3,896	3,896	3,896
Accumulated amortization	(2,776)	(2,413)	(1,890)
Net	$1,120	$1,483	$2,006

Based on the core deposit and other intangibles as of December 31, 2020, the following table presents the aggregate amortization expense for each of the succeeding years ending December 31:

(Dollars in thousands)	Amount
2021	$201
2022	158
2023	158
2024	158
2025 and thereafter	445
Total	$1,120

Amortization of the intangibles amounted to $363 thousand, $523 thousand and $563 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Total goodwill from acquisitions at December 31, 2020 and 2019 totaled $14.6 million. This amount is made up of the Cornerstone, Savannah River, and Palmetto South Mortgage Corporation acquisitions. The goodwill is tested for impairment annually having identified none as of December 31, 2020 or 2019.

Bank-owned life insurance provides benefits to various bank officers. The carrying value of all existing policies at December 31, 2020 and 2019 was $27.7 million and $28.0 million, respectively.

Note 9—OTHER REAL ESTATE OWNED

The following summarizes the activity in the other real estate owned for the years ended December 31, 2020 and 2019.

	December 31,
(In thousands)	2020	2019
Balance—beginning of year	$1,410	$1,460
Additions—foreclosures	114	—
Write-downs	(128)	—
Sales	(202)	(50)
Balance, end of year	$1,194	$1,410

Note 10—DEPOSITS

The Company’s total deposits are comprised of the following at the dates indicated:

	December 31,	December 31,
(Dollars in thousands)	2020	2019
Non-interest bearing deposits	$385,511	$289,829
Interest bearing demand deposits and money market accounts	520,205	423,256
Savings	123,032	104,456
Time deposits	160,665	170,660
Total deposits	$1,189,413	$988,201

At December 31, 2020, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2021	$113,819
2022	30,413
2023	9,924
2024	3,018
2025	3,491
Time Deposits	$160,665

Interest paid on time deposits of $100 thousand or more totaled $993 thousand, $1.1 million, and $717 thousand in 2020, 2019, and 2018, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at year end 2020 and 2019 were $28.6 million and $32.2 million, respectively.

Deposits from directors and executive officers and their related interests at December 31, 2020 and 2019 amounted to approximately $36.3 million and $5.4 million, respectively.

The amount of overdrafts classified as loans at December 31, 2020 and 2019 were $61 thousand and $143 thousand, respectively.

Note 11—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one day to four days from the transaction date. The weighted average interest rate at December 31, 2020 and 2019 was 0.20% and 0.84%, respectively. The maximum month-end balance during 2020 and 2019 was $73.0 million and $36.7 million, respectively. The average outstanding balance during the years ended December 31, 2020 and 2019 amounted to $49.5 million and $34.2 million, respectively, with an average rate paid of 0.38% and 1.12%, respectively. Securities sold under agreements to repurchase are collateralized by securities with fair market values exceeding the total balance of the agreement.

At December 31, 2020 and 2019, the Company had unused short-term lines of credit totaling $70.0 million and $30.0 million respectively.

Note 12—ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB at December 31, 2020 and 2019, consisted of the following:

	December 31,
(In thousands)	2020		2019
Maturing	Amount	Rate	Amount	Rate
2020	—	—%	211	1.00%

As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $22.1 million at December 31, 2020. Securities have been pledged as collateral for advances in the amount of $3.9 million as of December 31, 2020. As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $25.9 million at December 31, 2019. Securities have been pledged as collateral for advances in the amount of $5.1 million as of December 31, 2019. Advances are subject to prepayment penalties. The average advances during 2020 and 2019 were $2.0 million and $3.2 million, respectively. The average interest rate for 2020 and 2019 was 0.39% and 2.39%, respectively. The maximum outstanding amount at any month end was $15.0 million and $17.2 million for 2020 and 2019, respectively.

During the years ended December 31, 2020 and December 31, 2019 there were no advances that were prepaid. Accordingly, no losses were realized on early extinguishment.

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

Note 14—LEASES

Effective January 1, 2019, the Company adopted ASC 842 “Leases”. Currently, the Company has operating leases on three of its facilities that are accounted for under this standard. As a result of this standard, the Company recognized a right-of-use asset and a lease liability of $3.1 million, respectively. During the twelve-month period ended December 31, 2020, the Company made cash payments in the amount of $292.2 thousand for operating leases and the lease liability was reduced by $152.1 thousand. The lease expense recognized during the twelve-month period ended December 31, 2020 amounted to $323.0 thousand. The weighted average remaining lease term as of December 31, 2020 is 15.78 years and the weighted average discount rate used is 4.21%. The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2020 are as follow:

(Dollars in thousands)
2021	$298
2022	303
2023	309
2024	282
2025	222
Theraeafter	2,978
Total undiscounted lease payments	$4,392
Less effect of discounting	(1,278)
Present value of estimated lease payments (lease liability)	3,114

Note 15—INCOME TAXES

Income tax expense for the years ended December 31, 2020, 2019 and 2018 consists of the following:

	Year ended December 31
(Dollars in thousands)	2020	2019	2018
Current
Federal	$2,724	$2,299	$2,244
State	523	541	351
Total	3,247	2,840	2,595
Deferred
Federal	(751)	18	99
State	(34)	—	—
Total	(785)	18	99
Income tax expense	$2,496	$2,858	$2,694

Reconciliation from expected federal tax expense to effective income tax expense for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2020	2019	2018
Expected federal income tax expense	$2,645	$2,904	$2,924
State income tax net of federal benefit	386	427	277
Tax exempt interest	(316)	(293)	(353)
Increase in cash surrender value life insurance	(153)	(144)	(152)
Valuation allowance	32	52	68
Life Insurance Proceeds	(65)	—	—
Excess tax benefit of stock compensation	(1)	(56)	(12)
Other	(32)	(32)	(58)
Income tax expense	$2,496	$2,858	$2,694

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2020	2019
Assets:
Allowance for loan losses	$2,235	$1,426
Excess tax basis of deductible intangible assets	130	261
Excess tax basis of assets acquired	57	—
Net operating loss carry forward	757	794
Compensation expense deferred for tax purposes	1,125	1,054
Deferred loss on other-than-temporary-impairment charges	5	5
Tax credit carry-forwards	33	74
Other	645	397
Total deferred tax asset	4,987	4,011
Valuation reserve	857	825
Total deferred tax asset net of valuation reserve	4,130	3,186
Liabilities:
Tax depreciation in excess of book depreciation	514	303
Excess financial reporting basis of assets acquired	1,005	1,057
Unrealized gain on available-for-sale securities	3,149	811
Total deferred tax liabilities	4,668	2,171
Net deferred tax asset / (liability) recognized	$(538)	$1,015

At December 31, 2020 the Company has approximately $19.2 million in State net operating losses. A valuation allowance is established to fully offset the deferred tax asset related to these net operating losses of the holding company. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The net deferred asset is included in other assets on the consolidated balance sheets.

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale. The change in the tax expense related to the change in unrealized gains on these securities of $2.3 million has been recorded directly to shareholders’ equity. The balance in the change in net deferred tax asset results from the current period deferred tax benefit of $785 thousand. At December 31, 2020, the Company had no federal net operating loss carryforward.

Tax returns for 2017 and subsequent years are subject to examination by taxing authorities.

As of December 31, 2020, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2020 and 2019, the Bank had commitments to extend credit including lines of credit of $142.6 million and $135.7 million, respectively.

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

The primary market areas served by the Bank include the Midlands Region of South Carolina to include Lexington, Richland, Newberry and Kershaw Counties; the Central Savannah River Region include Aiken County, South Carolina and Richmond and Columbia Counties in Georgia. With the acquisition of Cornerstone, we also serve Greenville, Anderson and Pickens Counties in South Carolina which we refer to as the Upstate Region. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The Company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the Bank’s risk based capital, or approximately $32.7 million. Based on this criteria, the Bank had five such concentrations at December 31, 2020, including $246.7 million (29.2% of total loans) to lessors of non-residential property, $113.6 million (13.5% of total loans) to lessors of residential properties, $56.8 million (6.7% of total loans) to private households, $45.5 million (5.4% of total loans) to other activities related to real estate and $45.3 million to religious organizations (5.4% of total loans). As reflected above, lessors of non-residential properties and lessors of residential buildings equate to approximately 188.6% and 86.9% of total regulatory capital, respectively. The risk in these portfolios is diversified over a large number of loans approximately 451 for lessors of non-residential properties and 436 loans for lessors of residential buildings. Commercial real estate loans and commercial construction loans represent $656.6 million, or 77.8%, of the portfolio. Approximately $241.8 million, or 36.8%, of the total commercial real estate loans are owner occupied, which can tend to reduce the risk associated with these credits. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its market areas, a substantial portion of its debtor’s ability to honor their contracts is dependent upon the economic stability of these areas.

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

(Dollars in thousands)	December 31,	December 31,
Non-Interest Income	2020	2019
Deposit service charges	$1,121	$1,649
Mortgage banking income(1)	5,557	4,555
Investment advisory fees and non-deposit commissions(1)	2,720	2,021
Gain (loss) on sale of securities(1)	99	136
Gain (loss) on sale of other assets	147	(3)
Write-down of premises held for sale(1)	—	(282)
Non-recurring BOLI income	311	—
Other(2)	3,814	3,660
Total non-interest income	13,769	11,736

(1)	Not within the scope of ASC 606

(2)	Includes Check Card Fee income discussed above. No other items are within the scope of ASC 606.

Note 18—OTHER EXPENSES

A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
ATM/debit card, bill payment and data processing	$3,123	$2,834	$2,300
Supplies	138	151	142
Telephone	350	413	422
Courier	176	152	149
Correspondent services	272	248	270
Insurance	316	263	254
Postage	36	47	56
Loss on limited partnership interest	—	88	60
Director fees	336	348	366
Legal and Professional fees	1,058	959	864
Shareholder expense	192	171	173
Other	1,554	1,718	1,704
Total	$7,551	$7,392	$6,760

Note 19—STOCK OPTIONS, RESTRICTED STOCK, AND DEFERRED COMPENSATION

The Company has adopted a stock option plan whereby shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. At December 31, 2020 and 2019, the Company had 94,910 and 111,049 shares, respectively, reserved for future grants. The 350,000 shares reserved were approved by shareholders at the 2011 annual meeting. The plan provides for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant.

There were no stock options outstanding and exercisable as of December 31, 2020, December 31, 2019 and December 31, 2018.

The table below summarizes the common shares of restricted stock granted to each non-employee director in connection with their overall compensation plan in 2020, 2019 and 2018.

	Restricted shares granted
Year	Total	per Director	Value per share	Date shares vest
2020	2,662	242	$20.64	1/1/21
2019	2,976	248	$20.18	1/1/20
2018	2,990	230	$21.72	1/1/19

In 2020, 2019 and 2018, 11,448, 8,418 and 11,447 restricted shares, respectively, were issued to executive officers in connection with the Bank’s incentive compensation plan. The related compensation expense was $257.2 thousand, $143.9 thousand, and $161.0 thousand for the years ended December 31, 2020, 2019, and 2018 respectively. The shares were valued at $20.64, $20.18 and $21.72 per share/unit, respectively. Restricted shares/units granted to executive officers under the incentive compensation plan cliff vest over a three-year period from the date of grant. The assumptions used in the calculation of these amounts for the awards granted in 2020, 2019 and 2018 are based on the price of the Company’s common stock on the grant date.

In 2014, 29,228 restricted shares were issued to senior officers of Savannah River and retained by the Company in connection with the merger. The shares were valued at $10.55 per share. Restricted shares granted to these officers vested in three equal annual installments beginning on January 31, 2015.

Warrants to purchase 37,130 shares at $5.90 per share were issued in connection with the issuing of subordinated debt on November 15, 2011 with an expiration date of December 16, 2019. All warrants were exercised by the expiration date. The related subordinated debt was paid off in November 2012.

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned. The non-employee director’s account balance is distributed by issuance of common stock at the time of retirement or resignation from the board of directors. At December 31, 2020 and 2019, there were 88,412 and 97,104 units in the plan, respectively. The accrued liability related to the plan at December 31, 2020 and 2019 amounted to $1.1 million and $1.1 million, respectively, and is included in “Other liabilities” on the balance sheet.

Note 20—EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the years ended December 31, 2020, 2019 and 2018, the plan expense amounted to $552 thousand, $528 thousand and $484 thousand, respectively. The Company matches 100% of the employee’s contribution up to 3% and 50% of the employee’s contribution on the next 2% of the employee’s contribution.

The Company acquired various single premium life insurance policies from DutchFork Bankshares that are used to indirectly fund fringe benefits to certain employees and officers. A salary continuation plan was established payable for two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years for such individuals.

Other plans acquired were supplemental life insurance covering certain key employees. In 2006, the Company established a salary continuation plan which covers six additional key officers. In 2015, the Company established a salary continuation plan to cover additional key employees. In 2017 and 2019 the Company established salary continuation plans for two additional key officers. The plans provide for monthly benefits upon normal retirement age of varying amounts for a period of fifteen years. Single premium life insurance policies were purchased in 2006, 2015, 2017 and 2019 in the amount of $3.5 million, $5.2 million, $1.5 million and $1.6 million, respectively. These policies are designed to offset the funding of these benefits. No new policies were issued in 2020.

The cash surrender value at December 31, 2020 and 2019 of all bank owned life insurance was $27.7 million and $28.0 million, respectively. Expenses accrued for the anticipated benefits under the salary continuation plans for the year ended December 31, 2020, 2019 and 2018 amounted to $470 thousand, $472 thousand, and $460 thousand, respectively.

Note 21—EARNINGS PER COMMON SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Year ended December 31,
(Amounts in thousands)	2020	2019	2018
Numerator (Included in basic and diluted earnings per share)	$10,099	$10,971	$11,229
Denominator
Weighted average common shares outstanding for:
Basic earnings per common share	7,446	7,510	7,581
Dilutive securities:
Deferred compensation	36	58	84
Warrants—Treasury stock method	—	20	65
Diluted common shares outstanding	7,482	7,588	7,730
Basic earnings per common share	$1.36	$1.46	$1.48
Diluted earnings per common share	$1.35	$1.45	$1.45
The average market price used in calculating assumed number of shares	$15.89	$19.32	$23.26

On December 16, 2011 there were 107,500 warrants issued in connection with the issuance of $2.5 million in subordinated debt (See Note 17). As shown above, the warrants were dilutive for the periods ended December 31, 2020, December 31, 2019 and December 31, 2018. As of December 31, 2020 there were no warrants outstanding.

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

The Bank exceeded the minimum regulatory capital ratios at December 31, 2020 and 2019, as set forth in the following table:

(In thousands)	Minimum Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank(1)(2):
December 31, 2020
Risk Based Capital
Tier 1	$56,288	6.0%	$120,385	12.8%	$64,097	6.8%
Total Capital	$75,051	8.0%	$130,774	13.9%	$55,723	5.9%
CET1	$42,216	4.5%	$120,385	12.8%	$78,169	8.3%
Tier 1 Leverage	$54,492	4.0%	$120,385	8.8%	$65,893	4.8%
December 31, 2019
Risk Based Capital
Tier 1	$50,224	6.0%	$112,754	13.5%	$62,530	7.5%
Total Capital	$66,965	8.0%	$119,381	14.3%	$52,416	6.3%
CET1	$37,668	4.5%	$112,754	13.5%	$75,086	9.0%
Tier 1 Leverage	$45,246	4.0%	$112,754	10.0%	$67,508	6.0%

(1)	As a small bank holding company, we are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve.

(2)	Ratios do not include the capital conservation buffer of 2.5%.

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

Note 23—PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2020	2019
Assets:
Cash on deposit	$3,357	$2,987
Interest bearing deposits	—	—
Securities purchased under agreement to resell	—	—
Investment in bank subsidiary	147,140	131,584
Other	1,046	809
Total assets	$151,543	$135,380
Liabilities:
Junior subordinated debentures	$14,964	$14,964
Other	242	222
Total liabilities	15,206	15,186
Shareholders’ equity	136,337	120,194
Total liabilities and shareholders’ equity	$151,543	$135,380

Condensed Statements of Operations

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Income:
Interest and dividend income	$17	$24	$23
Equity in undistributed earnings of subsidiary	6,759	4,776	8,348
Dividend income from bank subsidiary	4,158	7,057	3,721
Total income	10,934	11,857	12,092
Expenses:
Interest expense	536	760	718
Other	518	381	386
Total expense	1,055	1,141	1,104
Income before taxes	9,879	10,716	10,988
Income tax benefit	(219)	(255)	(241)
Net income	$10,099	$10,971	$11,229

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$10,099	$10,971	$11,229
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(6,759)	(4,776)	(8,348)
Other-net	42	322	12
Net cash provided by operating activities	3,382	6,517	2,893
Cash flows from investing activities:
Proceeds from sale of federal funds	—	—	129
Net cash provided by investing activities	—	—	129
Cash flows from financing activities:
Dividends paid: common stock	(3,573)	(3,306)	(3,033)
Repurchase of common stock	—	(5,636)	—
Proceeds from issuance of common stock	4	—	—
Dividend Reinvestment Plan	372	570	362
Issuance of restricted stock	—	(75)	—
Restricted shares surrendered	(15)	(159)	(57)
Deferred compensation shares	200	265	19
Net cash used in financing activities	(3,012)	(8,341)	(2,709)
Increase (decrease) in cash and cash equivalents	370	(1,824)	313
Cash and cash equivalents at beginning of year	2,987	4,811	4,498
Cash and cash equivalents at end of year	$3,357	$2,987	$4,811

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

Note 25—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following provides quarterly financial data for 2020, 2019 and 2018 (dollars in thousands, except per share amounts).

2020	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$11,426	$10,976	$10,666	$10,710
Net interest income	10,687	10,176	9,743	9,417
Provision for loan losses	276	1,062	1,250	1,075
Gain on sale of securities	—	99	—	—
Income before income taxes	4,364	3,250	2,749	2,232
Net income	3,436	2,652	2,217	1,794
Net income available to common shareholders	3,436	2,652	2,217	1,794
Net income per share, basic	$0.46	$0.36	$0.30	$0.24
Net income per share, diluted	$0.46	$0.35	$0.30	$0.24

2019	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$10,786	$10,864	$10,606	$10,374
Net interest income	9,360	9,353	9,116	9,020
Provision for loan losses	—	25	9	105
Gain on sale of securities	1	—	164	(29)
Income before income taxes	3,425	3,651	3,653	3,101
Net income	2,697	2,898	2,881	2,495
Net income available to common shareholders	2,698	2,898	2,881	2,495
Net income per share, basic	$0.36	$0.39	$0.38	$0.33
Net income per share, diluted	$0.36	$0.39	$0.37	$0.33

2018	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$10,595	$9,984	$9,819	$9,331
Net interest income	9,392	8,882	8,940	8,534
Provision for loan losses	94	20	30	202
Gain on sale of securities	(332)	—	94	(104)
Income before income taxes	3,389	3,569	3,596	3,369
Net income	2,686	2,833	3,001	2,709
Net income available to common shareholders	2,686	2,833	3,001	2,709
Net income per share, basic	$0.35	$0.37	$0.40	$0.36
Net income per share, diluted	$0.35	$0.37	$0.39	$0.35

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

The following tables present selected financial information for the Company’s reportable business segments for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

Year ended December 31, 2020 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$42,024	$1,737	$—	$4,175	$(4,158)	$43,778
Interest expense	3,219	—	—	536	—	3,755
Net interest income	$38,805	$1,737	$—	$3,639	$(4,158)	$40,023
Provision for loan losses	3,663	—	—	—	—	3,663
Noninterest income	5,492	5,557	2,720	—	—	13,769
Noninterest expense	30,113	4,993	1,911	518	—	37,534
Net income before taxes	$10,521	$2,301	$809	$3,121	$(4,158)	$12,595
Income tax expense (benefit)	2,715	—	—	(219)	—	2,496
Net income	$7,806	$2,301	$809	$3,340	$(4,158)	$10,099

Year ended December 31, 2019 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$41,545	$1,061	$—	$7,081	$(7,057)	$42,630
Interest expense	5,021	—	—	760	—	5,781
Net interest income	$36,524	$1,061	$—	$6,321	$(7,057)	$36,849
Provision for loan losses	139	—	—	—	—	139
Noninterest income	5,160	4,555	2,021	—	—	11,736
Noninterest expense	28,732	3,771	1,733	381	—	34,617
Net income before taxes	$12,813	$1,845	$288	$5,940	$(7,057)	$13,829
Income tax expense (benefit)	3,114	—	—	(256)	—	2,858
Net income	$9,699	$1,845	$288	$6,196	$(7,057)	$10,971

Year ended December 31, 2018 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$38,875	$830	$—	$3,745	$(3,721)	$39,729
Interest expense	3,263	—	—	718	—	3,981
Net interest income	$35,612	$830	$—	$3,027	$(3,721)	$35,748
Provision for loan losses	346	—	—	—	—	346
Noninterest income	5,066	3,895	1,683	—	—	10,644
Noninterest expense	27,095	3,242	1,400	386	—	32,123
Net income before taxes	$13,237	$1,483	$283	$2,641	$(3,721)	$13,923
Income tax expense (benefit)	2,935	—	—	(241)	—	2,694
Net income	$10,302	$1,483	$283	$2,882	$(3,721)	$11,229

(Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of December 31, 2020	$1,335,320	$59,372	$2	$140,256	$(139,568)	$1,395,382

Total Assets as of December 31, 2019	$1,143,934	$25,673	$2	$132,890	$(132,220)	$1,170,279

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, in accordance with Rule 13a-15 of the Exchange Act. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2020, were effective to provide reasonable assurance regarding our control objectives.

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2020 in connection with our 2021 annual meeting of shareholders. The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2021 annual meeting of shareholders to be held on May 19, 2021.

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

Item 11. Executive Compensation.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2020 in connection with our 2021 annual meeting of shareholders. The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2021 annual meeting of shareholders to be held on May 19, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

There are no outstanding options as of December 31, 2020.

The additional information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2020 in connection with our 2021 annual meeting of shareholders. The information required by this Item 12 is set forth under “Security Ownership of Certain Beneficial Owners and Management” and hereby incorporated by reference from our proxy statement for our 2021 annual meeting of shareholders to be held on May 19, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2020 in connection with our 2021 annual meeting of shareholders. The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2021 annual meeting of shareholders to be held on May 19, 2021.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2020, in connection with our 2021 annual meeting of shareholders. The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2021 annual meeting of shareholders to be held on May 19, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2020 and 2019

•	Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018

•	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

•	Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(a)(3) Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

Exhibit Index

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of April 11, 2017, by and between First Community Corporation and Cornerstone Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 12, 2017).
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).
3.3	Amended and Restated Bylaws dated May 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 22, 2019).
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the period ended December 31, 2019).
10.4	Dividend Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009, April 20, 2011, File No. 333-173612, and January 31, 2019, File No. 333-229442).**
10.5	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2006).**
10.6	Non-Employee Director Deferred Compensation Plan approved September 30, 2006 and Form of Deferred Compensation Agreement (incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 8-K filed on October 4, 2006).
10.7	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.8	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.9	Employment Agreement by and between David K. Proctor and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.10	Employment Agreement by and between Robin D. Brown and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.11	Employment Agreement by and between J. Ted Nissen and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.12	Employment Agreement by and between Tanya A. Butts and First Community Corporation dated April 22, 2019 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the period ended December 31, 2019).**
10.13	Employment Agreement by and between Donald Shawn Jordan and First Community Corporation dated November 12, 2019 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the period ended December 31, 2019).**
10.14	First Community Corporation 2011 Stock Incentive Plan and Form of Stock Option Agreement and Form of Restricted Stock Agreement (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 7, 2011).**
10.15	Amendment No. 1 to the First Community Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2016).**
10.16	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 22, 2016).**
10.17	First Community Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2019).**

21.1	Subsidiaries of the Company.*
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.*
24.1	Power of Attorney (contained on the signature page hereto).*
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*
32	Section 1350 Certifications.*
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to the Consolidated Financial Statements.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

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
133

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2021	FIRST COMMUNITY CORPORATION

	By:	/s/ Michael C. Crapps
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

Signature	Title	Date

/s/ Thomas C. Brown	Director	March 12, 2021
Thomas C. Brown

/s/ Chimin J. Chao	Director and Vice Chairman of the Board	March 12, 2021
Chimin J. Chao

/s/ Michael C. Crapps	Director, President, & Chief Executive Officer	March 12, 2021
Michael C. Crapps	(Principal Executive Officer)

/s/ J. Thomas Johnson	Director and Chairman of the Board	March 12, 2021
J. Thomas Johnson

/s/ Ray E. Jones	Director	March 12, 2021
Ray E. Jones

/s/ W. James Kitchens, Jr.	Director	March 12, 2021
W. James Kitchens, Jr.

/s/ Mickey Layden	Director	March 12, 2021
Mickey Layden

/s/ E. Leland Reynolds	Director	March 12, 2021
E. Leland Reynolds

/s/ Alexander Snipe, Jr.	Director	March 12, 2021
Alexander Snipe, Jr.

/s/ Jane Sosebee	Director	March 12, 2021
Jane Sosebee

/s/ Edward J. Tarver	Director	March 12, 2021
Edward J. Tarver

/s/ Roderick M. Todd, Jr.	Director	March 12, 2021
Roderick M. Todd, Jr.

/s/ D. Shawn Jordan	Chief Financial Officer	March 12, 2021
D. Shawn Jordan	(Principal Financial and Accounting Officer)
134