Form 10-Q
period 2021-03-31
FIRST COMMUNITY CORP /SC/
filed 2021-05-07
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 7, 2021, 7,524,944 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
(Dollars in thousands, except par value)	2021	December 31,
	(Unaudited)	2020
ASSETS
Cash and due from banks	$24,477	$18,930
Interest-bearing bank balances	88,389	46,062
Investment securities available-for-sale	405,848	359,866
Other investments, at cost	1,699	2,053
Loans held-for-sale	23,481	45,020
Loans held-for-investment	869,066	844,157
Less, allowance for loan losses	10,563	10,389
Net loans held-for-investment	858,503	833,768
Property and equipment - net	34,152	34,458
Lease right-of-use asset	2,984	3,032
Premises held-for-sale	591	591
Bank owned life insurance	27,855	27,688
Other real estate owned	1,070	1,194
Intangible assets	1,063	1,120
Goodwill	14,637	14,637
Other assets	7,745	6,963
Total assets	$1,492,494	$1,395,382
LIABILITIES
Deposits:
Non-interest bearing	$414,707	$385,511
Interest bearing	856,733	803,902
Total deposits	1,271,440	1,189,413
Securities sold under agreements to repurchase	60,319	40,914
Junior subordinated debt	14,964	14,964
Lease liability	3,073	3,114
Other liabilities	10,011	10,640
Total liabilities	1,359,807	1,259,045
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,524,944 at March 31, 2021 7,500,338 at December 31, 2020	7,525	7,500
Nonvested restricted stock	(573)	(283)
Additional paid in capital	91,797	91,380
Retained earnings	28,812	26,453
Accumulated other comprehensive income	5,126	11,287
Total shareholders’ equity	132,687	136,337
Total liabilities and shareholders’ equity	$1,492,494	$1,395,382

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended March 31,
	2021	2020
Interest income:
Loans, including fees	$9,451	$8,827
Investment securities – taxable	1,345	1,437
Investment securities - non taxable	389	289
Other short term investments	33	157
Total interest income	11,218	10,710
Interest expense:
Deposits	519	1,019
Securities sold under agreement to repurchase	28	104
Other borrowed money	104	170
Total interest expense	651	1,293
Net interest income	10,567	9,417
Provision for loan losses	177	1,075
Net interest income after provision for loan losses	10,390	8,342
Non-interest income:
Deposit service charges	246	399
Mortgage banking income	990	982
Investment advisory fees and non-deposit commissions	877	634
Gain on sale of other real estate owned	77	6
Other	1,106	907
Total non-interest income	3,296	2,928
Non-interest expense:
Salaries and employee benefits	5,964	5,653
Occupancy	730	643
Equipment	275	318
Marketing and public relations	396	354
FDIC Insurance assessments	169	42
Other real estate expense	29	35
Amortization of intangibles	57	105
Other	1,920	1,888
Total non-interest expense	9,540	9,038
Net income before tax	4,146	2,232
Income tax expense	891	438
Net income	$3,255	$1,794

Basic earnings per common share	$0.44	$0.24
Diluted earnings per common share	$0.43	$0.24

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2021	2020

Net income	$3,255	$1,794

Other comprehensive income:
Unrealized gain (loss) during the period on available-for-sale securities, net of tax (benefit) expense of ($1,637) and $899, respectively	(6,161)	3,381

Other comprehensive (loss) income	(6,161)	3,381
Comprehensive (loss) income	$(2,906)	$5,175

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months ended March 31, 2021 and March 31, 2020

(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2019	7,440	$7,440	$90,488	$(151)	$19,927	$2,490	$120,194
Net income					1,794		1,794

Other comprehensive income net of tax of $899						3,381	3,381
Issuance of common stock			4				4
Issuance of restricted stock	18	18	348	(366)			—
Amortization of compensation on restricted stock				52			52
Shares retired / forfeited	(1)	(1)	(14)				(15)
Dividends: Common ($0.12 per share)					(891)		(891)
Dividend reinvestment plan	5	5	90				95
Balance, March 31, 2020	7,462	$7,462	$90,916	$(465)	$20,830	$5,871	$124,614

Balance, December 31, 2020	7,500	$7,500	$91,380	$(283)	$26,453	$11,287	$136,337
Net income					3,255		3,255

Other comprehensive loss net of tax of $1,637						(6,161)	(6,161)
Issuance of common stock	2	2	44				46
Issuance of restricted stock	21	21	353	(374)			—
Amortization of compensation on restricted stock				84			84
Shares retired / forfeited	(4)	(4)	(66)				(70)
Dividends: Common ($0.12 per share)					(896)		(896)
Dividend reinvestment plan	6	6	86				92
Balance, March 31, 2021	7,525	$7,525	$91,797	$(573)	$28,812	$5,126	$132,687

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$3,255	$1,794
Adjustments to reconcile net income to net cash provided (used) from operating activities:
Depreciation	431	403
Net premium amortization	554	469
Provision for loan losses	177	1,075
Origination of loans held-for-sale	(42,664)	(34,427)
Sale of loans held-for-sale	64,203	33,645
Gain on sale of other real estate owned	(77)	(6)
Amortization of intangibles	57	105
Accretion on acquired loans	(36)	(106)
Loss on fair value of securities	(2)	—
Increase (decrease) in other assets	735	(80)
Decrease in other liabilities	(670)	(357)
Net cash provided (used) from operating activities	25,963	2,515
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(67,287)	(11,882)
Purchase of other investment securities	—	(70)
Maturity/call of investment securities available-for-sale	12,953	13,606
Proceeds from FHLB stock sales	355	—
Increase in loans	(24,873)	(12,495)
Proceeds from sale of other real estate owned	201	—
Purchase of property and equipment	(126)	(214)
Net cash (used) provided in investing activities	(78,777)	(11,055)
Cash flows from financing activities:
Increase (decrease) in deposit accounts	82,027	(1,555)
Increase in securities sold under agreements to repurchase	19,405	12,745
Advances from the Federal Home Loan Bank	—	10,001
Repayment of advances from Federal Home Loan Bank	—	(10,212)
Shares retired / forfeited	(70)	(15)
Dividends paid: Common Stock	(896)	(891)
Proceeds from issuance of Common Stock	46	4
Change in non-vested restricted stock	84	52
Dividend reinvestment plan	92	95
Net cash provided (used) from financing activities	100,688	10,224
Net increase in cash and cash equivalents	47,874	1,684
Cash and cash equivalents at beginning of period	64,992	47,692
Cash and cash equivalents at end of period	$112,866	$49,376
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,053	$1,462
Income taxes	$—	$—
Non-cash investing and financing activities:
Unrealized loss on securities	$(6,161)	$5,871
Transfer of loans to foreclosed property	$—	$78

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”), present fairly in all material respects the Company’s financial position at March 31, 2021 and December 31, 2020, and the Company’s results of operations and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Quarterly Reports on Form 10-Q. The information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 should be referred to in connection with these unaudited interim financial statements.

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

In addition, due to the COVID-19 pandemic, market interest rates declined significantly, with the 10-year Treasury bond falling to a low of 0.52% in early August 2020, but increasing significantly since that time to 1.75% at March 31, 2021. In March 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range to 0% to 0.25% percent, and this low targeted rate was still in effect as of March 31, 2021. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on the Company’s business, financial condition and results of operations. For instance, the pandemic has had a negative effect on the Bank’s net interest margin, provision for loan losses, and deposit service charges, salaries and benefits, occupancy expense, and equipment expense. Other financial impacts could occur though such potential impact is unknown at this time.

Beginning in March 2020, the Company proactively offered payment deferrals for up to 90 days to its loan customers. The Company continues to consider potential deferrals with respect to certain customers, which are evaluated on a case-by-case basis. At its peak, which occurred during the second quarter of 2020, the Company granted payment deferments on loans totaling $206.9 million. As a result of payments being resumed by loan customers at the conclusion of their payment deferral period, loans for which payments were being deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, to $16.1 million at December 31, 2020, and to $8.7 million at March 31, 2021. Deferrals were $118.3 million at March 31, 2020. Some of these deferments were to businesses that temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash.  The Company proactively offered deferrals to its customers regardless of the impact of the pandemic on their business or personal finances.

The Company has evaluated its exposure to certain industry segments most impacted by the COVID-19 pandemic as of March 31, 2021:

Industry Segments	Outstanding	% of Loan	Avg. Loan	Avg. Loan to
(Dollars in millions)	Loan Balance	Portfolio	Size	Value
Hotels	$33.2	3.8%	$2.4	69%
Restaurants	$22.2	2.6%	$0.7	72%
Assisted Living	$8.8	1.0%	$1.5	47%
Retail	$82.4	9.5%	$0.7	57%

Note 2—Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price and per share data)

	Three months ended
	March 31,
	2021	2020
Numerator (Net income available to common shareholders)	$3,255	$1,794
Denominator
Weighted average common shares outstanding for:
Basic shares	7,476	7,421
Dilutive securities:
Deferred compensation	36	38
Restricted stock -Treasury stock method	11	9
Diluted shares	7,523	7,468
Earnings per common share:
Basic	$0.44	$0.24
Diluted	$0.43	0.24

The average market price used in calculating assumed number of shares	$18.43	$19.03

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned and are included in dilutive securities in the table above. The non-employee director’s account balance is distributed by issuance of common stock at the time of retirement or resignation from the board of directors. At March 31, 2021 and December 31, 2020, there were 91,500 and 88,412 units in the plan, respectively. The accrued liability at March 31, 2021 and December 31, 2020 amounted to $1.1 million and $1.1 million, respectively, and is included in “Other liabilities” on the balance sheet.

In 2011, the Company and its shareholders adopted a stock incentive plan whereby 350,000 shares were reserved for issuance by the Company upon the grant of stock options or restricted stock awards under the plan (the “2011 Plan”). The 2011 Plan provided for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant. There were no stock options outstanding and exercisable at March 31, 2021, December 31, 2020 and March 31, 2020. At December 31, 2020, the Company had 94,910 shares reserved for future grants under the 2011 Plan.

Under the 2011 Plan, the employee restricted shares and units cliff vest over a three-year period and the non-employee director shares vest one year after issuance. The unrecognized compensation cost at March 31, 2021 and December 31, 2020 for non-vested shares amounts to $572.9 thousand and $283.1 thousand, respectively. Each unit is convertible into one share of common stock at the time the unit vests. The related compensation cost is accrued over the vesting period and was $60.6 thousand and $107.4 thousand at March 31, 2021, and December 31, 2020, respectively.

The 2011 Plan expired on March 15, 2021, and the Company has submitted a new equity incentive plan for consideration at the Company’s 2021 annual meeting of shareholders.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2021
US Treasury securities	$15,715	$—	$704	$15,011
Government Sponsored Enterprises	999	3	—	1,002
Mortgage-backed securities	257,874	4,899	1,867	260,906
Small Business Administration pools	37,115	685	18	37,782
State and local government	84,383	4,554	1,116	87,821
Corporate and other securities	3,274	52	—	3,326
	$399,360	$10,193	$3,705	$405,848

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2020
US Treasury securities	$1,501	$1	$—	$1,502
Government Sponsored Enterprises	996	10	—	1,006
Mortgage-backed securities	222,739	7,375	185	229,929
Small Business Administration pools	34,577	928	7	35,498
State and local government	82,495	6,184	76	88,603
Corporate and other securities	3,272	56	—	3,328
	$345,580	$14,554	$268	$359,866

There were no investment securities listed as held-to-maturity as of March 31, 2021 or December 31, 2020.

During the three months ended March 31, 2021 and 2020, the Company did not receive any proceeds from the sale of investment securities available-for-sale. For the three months ended March 31, 2021, and 2020 there were no gross realized gains from the sale of investment securities available-for-sale and no gross realized losses.

At March 31, 2021, corporate and other securities available-for-sale included the following at fair value: corporate fixed-to-float bonds at $3.3 million, mutual funds at $9.7 thousand, and foreign debt of $10.0 thousand. As required by Accounting Standards Update (“ASU”) 2016-01-Financial Instruments-Overall (Subtopic 825-10), the Company measured its equity investments at fair value with changes in the fair value recognized through net income. For the three months ended March 31, 2021 and 2020, a $1.7 thousand gain and a $3.8 thousand loss were recognized on a mutual fund, respectively. At December 31, 2020, corporate and other securities available-for-sale included the following at fair value: corporate fixed-to-float bonds at $3.3 million, mutual fund at $8.0 thousand and foreign debt of $10.0 thousand. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $698.3 thousand and corporate stock in the amount of $1.0 million at March 31, 2021. The Company held $1.1 million of FHLB stock and $1.0 million in corporate stock at December 31, 2020.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2021 and December 31, 2020.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
March 31, 2021	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury Securities	$15,011	$704	$—	$—	$15,011	$704
Mortgage-backed securities	99,435	1,842	1,374	25	100,809	1,867
Small Business Administration pools	486	2	1,299	16	1,785	18
State and local government	21,854	1,116	—	—	21,854	1,116
Total	$136,786	$3,664	$2,673	$41	$139,459	$3,705

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2020	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	21,298	152	1,414	33	22,712	185
Small Business Administration pools	—	—	1,323	7	1,323	7
State and local government	4,930	76	—	—	4,930	76
Total	$26,228	$228	$2,737	$40	$28,965	$268

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $295.0 million and $257.3 million and approximate fair value of $298.7 million and $265.4 million at March 31, 2021 and December 31, 2020, respectively. Unrealized losses on certain of these investments are not considered to be “other than temporary,” and the Company has the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSEs. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2021.

Non-agency Mortgage Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at March 31, 2021 with an amortized cost of $53.0 thousand and approximate fair value of $50.8 thousand. The Company held PLMBSs, including CMOs, at December 31, 2020 with an amortized cost of $57.4 thousand and approximate fair value of $54.7 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2021.

The following sets forth the amortized cost and fair value of investment securities at March 31, 2021 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale
March 31, 2021	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$12,508	$12,728
Due after one year through five years	138,484	142,260
Due after five years through ten years	180,804	183,025
Due after ten years	67,564	67,835
Total	$399,360	$405,848

Note 4—Loans

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $3.4 million and $2.2 million as of March 31, 2021 and December 31, 2020, respectively.

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Commercial, financial and agricultural	$110,776	$96,688
Real estate:
Construction	104,065	95,282
Mortgage-residential	38,947	43,928
Mortgage-commercial	582,083	573,258
Consumer:
Home equity	25,068	26,442
Other	8,127	8,559
Total loans, net of deferred loan fees and costs	$869,066	$844,157

Commercial, financial, and agricultural category includes $61.8 million and $42.2 million in PPP loans, net of deferred fees and costs, as of March 31, 2021 and December 31, 2020, respectively.

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended March 31, 2021 and March 31, 2020 and for the year ended December 31, 2020 is as follows:

			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
March 31, 2021
Allowance for loan losses:
Beginning balance December 31, 2020	$778	$145	$541	$7,855	$324	$125	$621	$10,389
Charge-offs	—	—	—	—	—	(25)	—	(25)
Recoveries	1	—	—	4	1	16	—	22
Provisions	(21)	(11)	(61)	278	(16)	8	—	177
Ending balance March 31, 2021	$758	$134	$480	$8,137	$309	$124	$621	$10,563

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$2	$—	$—	$—	$2

Collectively evaluated for impairment	758	134	480	8,135	309	124	621	10,561

March 31, 2021 Loans receivable:
Ending balance-total	$110,776	$104,065	$38,947	$582,083	$25,068	$8,127	$—	$869,066

Ending balances:
Individually evaluated for impairment	—	—	436	5,578	21	—	—	6,035

Collectively evaluated for impairment	$110,776	$104,065	$38,511	$576,505	$25,047	$8,127	$—	$863,031

			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
March 31, 2020
Allowance for loan losses:
Beginning balance December 31, 2019	$427	$111	$367	$4,602	$240	$97	$783	$6,627
Charge-offs	—	—	—	—	—	(23)	—	(23)
Recoveries	—	—	—	6	1	8	—	15
Provisions	62	37	73	923	36	30	(86)	1,075
Ending balance March 31, 2020	$489	$148	$440	$5,531	$277	$112	$697	$7,694

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$5	$—	$—	$—	$5

Collectively evaluated for impairment	489	148	440	5,526	277	112	697	7,689

March 31, 2020 Loans receivable:
Ending balance-total	$50,313	$83,547	$46,471	$530,180	$28,641	$10,377	$—	$749,529

Ending balances:
Individually evaluated for impairment	—	—	340	2,966	68	—	—	3,374

Collectively evaluated for impairment	$50,313	$83,547	$46,131	$527,214	$28,573	$10,377	$—	$746,155

			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
December 31, 2020
Allowance for loan losses:
Beginning balance December 31, 2019	$427	$111	$367	$4,602	$240	$97	$783	$6,627
Charge-offs	—	(2)	—	(1)	—	(107)	—	(110)
Recoveries	130	2	—	23	2	52	—	209
Provisions	221	34	174	3,231	82	83	(162)	3,663
Ending balance December 31, 2020	$778	$145	$541	$7,855	$324	$125	$621	$10,389

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$2	$—	$—	$—	$2

Collectively evaluated for impairment	778	145	541	7,853	324	125	621	10,387

December 31, 2020 Loans receivable:
Ending balance-total	$96,688	$95,282	$43,928	$573,258	$26,442	$8,559	$—	$844,157

Ending balances:
Individually evaluated for impairment	—	—	440	5,631	42	—	—	6,113

Collectively evaluated for impairment	96,688	95,282	43,488	567,627	26,400	8,559	—	838,044

The following table presents at March 31, 2021 and December 31, 2020 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Total loans considered impaired	$6,035	$6,113
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$104	$123
Related allowance	$2	$2

Average impaired loans	$6,286	$6,375
Amount of interest earned during period of impairment	$107	$403

The following tables as of March 31, 2021, March 31, 2020, and December 31, 2020, are by loan category and present loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

				Three months ended
		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
March 31, 2021	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	436	496	—	434	5
Mortgage-commercial	5,474	8,129	—	5,728	99
Consumer:
Home Equity	21	26	—	21	1
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	104	104	2	103	2
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	436	496	—	434	5
Mortgage-commercial	5,578	8,233	2	5,831	101
Consumer:
Home Equity	21	26	—	21	1
Other	—	—	—	—	—
	$6,035	$8,755	$2	$6,286	$107

				Three months ended
		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
March 31, 2020	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	340	431	—	339	6
Mortgage-commercial	2,747	5,161	—	2,797	72
Consumer:
Home Equity	68	72	—	69	1
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	219	219	5	232	3
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	340	431	—	339	6
Mortgage-commercial	2,966	5,380	5	3,029	75
Consumer:
Home Equity	68	72	—	69	1
Other	—	—	—	—	—
	$3,374	$5,883	$5	$3,437	$82

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
December 31, 2020	Investment	Balance	Allowance	Investment	Recognized
With an allowance recorded:
Commercial	—	—	—	—	—
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	440	499	—	440	1
Mortgage-commercial	5,508	7,980	—	5,770	388
Consumer:
Home Equity	42	47	—	42	3
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	123	123	2	123	11
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	440	499	—	440	1
Mortgage-commercial	5,631	8,103	2	5,893	399
Consumer:
Home Equity	42	47	—	42	3
Other	—	—	—	—	—
	$6,113	$8,649	$2	$6,375	$403

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, no loans were classified as doubtful.

(Dollars in thousands)		Special
March 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$110,603	$173	$—	$—	$110,776
Real estate:
Construction	104,065	—	—	—	104,065
Mortgage – residential	38,327	163	457	—	38,947
Mortgage – commercial	568,688	2,931	10,464	—	582,083
Consumer:
Home Equity	23,627	240	1,201	—	25,068
Other	8,113	—	14	—	8,127
Total	$853,423	$3,507	$12,136	$—	$869,066

(Dollars in thousands)		Special
December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$96,507	$181	$—	$—	$96,688
Real estate:
Construction	95,282	—	—	—	95,282
Mortgage – residential	43,240	190	498	—	43,928
Mortgage – commercial	559,982	7,270	6,006	—	573,258
Consumer:
Home Equity	25,041	95	1,306	—	26,442
Other	8,538	21	—	—	8,559
Total	$828,590	$7,757	$7,810	$—	$844,157

At March 31, 2020 and December 31, 2020, non-accrual loans totaled $4.5 million and $4.6 million, respectively.

TDRs that are still accruing and included in impaired loans at March 31, 2021 and at December 31, 2020 amounted to $1.5 million and $1.6 million, respectively.

Loans greater than 90 days delinquent and still accruing interest were $0 and $1.3 million at March 31, 2021 and December 31, 2020, respectively. The following tables are by loan category and present loans past due and on non-accrual status as of March 31, 2021 and December 31, 2020:

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
March 31, 2021	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$116	$8	$—	$4,063	$4,187	$106,589	$110,776
Real estate:
Construction	—	—	—	—	—	104,065	104,065
Mortgage-residential	—	7	—	436	443	38,504	38,947
Mortgage-commercial	—	—	—	—	—	582,083	582,083
Consumer:
Home equity	75	84	—	22	181	24,887	25,068
Other	26	1	—	—	27	8,100	8,127
	$217	$100	$—	$4,521	$4,838	$864,228	$869,066

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2020	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$165	$27	$—	$4,080	$4,272	$92,416	$96,688
Real estate:
Construction	424	—	1,260	—	1,684	93,598	95,282
Mortgage-residential	7	—	—	440	447	43,481	43,928
Mortgage-commercial	—	—	—	—	—	573,258	573,258
Consumer:
Home equity	—	—	—	42	42	26,400	26,442
Other	21	21	—	—	42	8,517	8,559
	$617	$48	$1,260	$4,562	$6,487	$837,670	$844,157

The Cares Act and Initiatives Related to COVID-19. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act provided for approximately $2.2 trillion in direct economic relief in response to the public health and economic impacts of COVID-19. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of financial institutions like the Bank. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, life cycle, and eligibility requirements for the various CARES Act programs, as well as industry-specific recovery procedures for COVID-19. On December 27, 2020, the federal government signed into law the Consolidated Appropriations Act, 2021 implementing a second round of stimulus relief of $900 billion. The American Rescue Plan Act of 2021, or the American Rescue Plan, the third round of stimulus relief, is a $1.9 trillion dollar economic stimulus bill that was passed by Congress and signed into law on March 11, 2021. The purpose of the American Rescue Plan is to speed up the recovery from the economic and health effects of the COVID-19 pandemic and the ongoing recession. The Company continues to assess the impact of the CARES Act, the Consolidated Appropriations Act, 2021, and the American Rescue Plan, and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

COVID-19 Related Troubled Debt Restructurings and Loan Modifications for Affected Borrowers. The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act, 2021, permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that may otherwise be characterized as troubled debt restructurings. Or TDRs, and suspend any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications are related to COVID-19, and (iii) the modification occurs between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

The Company is focused on servicing the financial needs of its commercial and consumer customers with flexible loan payment arrangements, including short-term loan modifications or forbearance payments and reducing or waiving certain fees on deposit accounts. Future governmental actions may require these and other types of customer-related responses. Beginning in March 2020, the Company proactively offered payment deferrals for up to 90 days to its loan customers regardless of the impact of the pandemic on their business or personal finances. The Company continues to consider potential deferrals with respect to certain customers, which are evaluated on a case-by-case basis. At its peak, which occurred during the second quarter of 2020, the Company granted payment deferments on loans totaling $206.9 million. As a result of payments being resumed at the conclusion of their payment deferral period, loans in which payments were being deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, to $16.1 million at December 31, 2020, and to $8.7 million at March 31, 2021. The Company had no loans on which payments were deferred related to the COVID-19 pandemic at December 31, 2019. The Company had no loans remaining on initial deferral status in which both principal and interest were deferred at March 31, 2021. The $8.7 million in deferrals at March 31, 2021 consists of three loans on which only principal is being deferred. Two of the continuing deferrals at March 31, 2021 totaling $4.5 million are in the retail industry segment identified by the Company as one of the industry segments most impacted by the COVID-19 pandemic; the other continuing deferral totaling $4.2 million is a mixed use office space that the Company does not consider to be in an industry segment most impacted by the COVID-19 pandemic. Some of these deferments were to businesses that temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash.

Troubled Debt Restructurings. The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. There were no loans determined to be TDRs that were restructured during the three-month periods ended March 31, 2021 and March 31, 2020. Additionally, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 90 days past due.

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

A summary of changes in the accretable yield for purchased credit-impaired loans for the three months ended March 31, 2021 and March 31, 2020 are as follows:

(Dollars in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Accretable yield, beginning of period	$93	$123
Accretion	(7)	(7)
Accretable yield, end of period	$86	$116

At March 31, 2021 and December 31, 2020, the recorded investment in purchased impaired loans was $109 thousand and $110 thousand, respectively. The unpaid principal balance was $166 thousand and $171 thousand at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, these loans were all secured by commercial real estate.

Related party loans and lines of credit are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the three months ended March 31, 2021 and March 31, 2020:

(Dollars in thousands)	2021	2020
Beginning Balance December 31,	$3,297	$4,109
New Loans	2	55
Less loan repayments	66	437
Ending Balance March 31,	$3,233	$3,727

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

In November 2019, the FASB issued guidance to defer the effective dates for private companies, not-for-profit organizations, and certain smaller reporting companies applying standards on current expected credit losses (CECL), leases, hedging. The new effective date for the Company for CECL will be fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The Company is evaluating the impact that this will have on its financial statements.

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

In December 2019, the FASB issued guidance to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of, and simplify, GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments became effective for the Company for interim and annual periods beginning after December 15, 2020. The Company does not expect these amendments to have a material effect on its financial statements.

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

In March 2020, the FASB issued guidance that makes narrow-scope improvements to various aspects of the financial instrument guidance, including the CECL guidance issued in 2016. For public business entities, the amendments were effective upon issuance of the final ASU. For all other entities, the amendments were effective for fiscal years beginning after December 15, 2019, and are effective for interim periods within those fiscal years beginning after December 15, 2020. The effective date of the amendments to ASU 2016-01 were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For the amendments related to ASU 2016-13, public business entities that meet the definition of an SEC filer, excluding eligible smaller reporting companies (as defined by the SEC), should adopt the amendments in ASU 2016-13 during 2020. All other entities should adopt the amendments in ASU 2016-13 during 2023. Early adoption is permitted. For entities that have not yet adopted the guidance in ASU 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in ASU 2016-13. For entities that have adopted the guidance in ASU 2016-13, the amendments were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For those entities, the amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to opening retained earnings in the statement of financial position as of the date that an entity adopted the amendments in ASU 2016-13. On November 15, 2019, FASB issued ASU 2019-10, which delayed the effective date for the ASU 2016-13 for smaller public business entities, including Community Banks, and nonpublic business entities to January 1, 2023. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. This ASU is intended to help stakeholders during the global market-wide reference rate transition period. The amendments are effective through December 31, 2022. The Company does not expect these amendments to have a material effect on its financial statements.

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

In October 2020, the FASB issued guidance to clarify the FASB’s intent that an entity should reevaluate whether a callable debt security that has multiple call dates is within the scope of FASB ASC 310-20-35-33 for each reporting period. The amendments were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is evaluating the impact that this will have on its financial statements.

In October 2020, the FASB issued amendments to clarify the ASC and make minor improvements that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective for annual periods beginning after December 15, 2020. The Company is evaluating the impact that this will have on its financial statements.

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

Investment Securities Available-for-Sale - Measurement is on a recurring basis based upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, or by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities issued both by government sponsored enterprises and private label mortgage-backed securities. Generally, these fair values are priced from established pricing models. Level 3 securities include corporate debt obligations and asset–backed securities that are less liquid or for which there is an inactive market.

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

Securities Sold Under Agreements to Repurchase - The carrying value of short term borrowings (securities sold under agreements to repurchase and demand notes to the Treasury) approximates fair value. These are classified as Level 2.

Junior Subordinated Debt - The fair value of junior subordinated debt is estimated by using discounted cash flow analyses based on incremental borrowing rates for similar types of instruments. These are classified as Level 2.

Accrued Interest Payable -The fair value approximates the carrying value and is classified as Level 1.

Commitments to Extend Credit - The fair value of these commitments is immaterial because their underlying interest rates approximate market.

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$112,866	$112,866	$112,866	$—	$—
Investment securities available-for-sale	405,848	405,848	37,051	368,797	—
Other investments, at cost	1,699	1,699	—	—	1,699
Loans held-for-sale	23,481	23,481	—	23,481	—
Net loans receivable	858,503	839,395	—	—	839,395
Accrued interest receivable	3,783	3,783	3,783	—	—
Financial liabilities:
Non-interest bearing demand	$414,707	$414,707	$—	$414,707	$—
Interest bearing demand deposits and money market accounts	566,899	566,899	—	566,899	—
Savings	130,984	130,984	—	130,984	—
Time deposits	158,850	159,538	—	159,538	—
Total deposits	1,271,440	1,272,128	—	1,272,128	—
Securities sold under agreements to repurchase	60,319	60,319	—	60,319	—
Junior subordinated debt	14,964	13,412	—	13,412	—
Accrued interest payable	599	599	599	—	—

	December 31, 2020
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$64,992	$64,992	$64,992	$—	$—
Investment securities available-for-sale	359,866	359,866	20,564	339,302	—
Other investments, at cost	2,053	2,053	—	—	2,053
Loans held for sale	45,020	45,020	—	45,020	—
Net loans receivable	833,768	829,685	—	—	829,685
Accrued interest receivable	4,167	4,167	4,167	—	—
Financial liabilities:
Non-interest bearing demand	$385,511	$385,511	$—	$385,511	$—
Interest bearing demand deposits and money market accounts	520,205	520,205	—	520,205	—
Savings	123,032	123,032	—	123,032	—
Time deposits	160,665	161,505	—	61,505	—
Total deposits	1,189,413	1,190,253	—	1,190,253	—
Securities sold under agreements to repurchase	40,914	40,914	—	40,914	—
Junior subordinated debt	14,964	11,748	—	11,748	—
Accrued interest payable	667	667	667	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2021 and December 31, 2020 that are measured on a recurring basis. There were no liabilities carried at fair value as of March 31, 2021 or December 31, 2020 that are measured on a recurring basis.

(Dollars in thousands)

Description	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
US treasury securities	$15,011	$—	$15,011	$—
Government sponsored enterprises	1,002	—	1,002	—
Mortgage-backed securities	260,906	31,270	229,636	—
Small Business Administration pools	37,782	5,280	32,502	—
State and local government	87,821	501	87,320	—
Corporate and other securities	3,326	—	3,326	—
Total Available-for-sale securities	405,848	37,051	368,797	—
Loans held-for-sale	23,481	—	23,481	—
Total	$429,330	$37,052	$392,278	$—

(Dollars in thousands)

Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$1,502	$—	$1,502	$—
Government Sponsored Enterprises	1,006	—	1,006	—
Mortgage-backed securities	229,929	17,029	212,900	—
Small Business Administration pools	35,498	—	35,498	—
State and local government	88,603	3,535	85,068	—
Corporate and other securities	3,328	—	3,328	—
	359,866	20,564	339,302	—
Loans held for sale	45,020	—	45,020	—
Total	$404,886	$20,564	$384,322	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2021 and December 31, 2020 that are measured on a non-recurring basis. There were no Level 3 financial instruments for the three months ended March 31, 2021 and March 31, 2020 measured on a recurring basis.

(Dollars in thousands)

Description	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	436	—	—	436
Mortgage-commercial	5,576	—	—	5,576
Consumer:
Home equity	21	—	—	21
Other	—	—	—	—
Total impaired	6,033	—	—	6,033
Other real estate owned:
Construction	529	—	—	529
Mortgage-residential	541	—	—	541
Total other real estate owned	1,070	—	—	1,070
Total	$7,103	$—	$—	$7,103

(Dollars in thousands)

Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	440	—	—	440
Mortgage-commercial	5,629	—	—	5,629
Consumer:
Home equity	42	—	—	42
Other	—	—	—	—
Total impaired	6,111	—	—	6,111
Other real estate owned:
Construction	600	—	—	600
Mortgage-commercial	594	—	—	594
Total other real estate owned	1,194	—	—	1,194
Total	$7,305	$—	$—	$7,305

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $6.0 million and $6.1 million as of March 31, 2021 and December 31, 2020, respectively.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of December 31, 2021	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,070	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$6,033	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2020	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,194	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$6,111	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Non-interest bearing demand deposits	$414,707	$385,511
Interest bearing demand deposits and money market accounts	566,899	520,205
Savings	130,984	123,032
Time deposits	158,850	160,665
Total deposits	$1,271,440	$1,189,413

As of March 31, 2021 and December 31, 2020, the Company had time deposits that meet or exceed the $250,000 FDIC insurance limit of $27.7 million and $28.6 million, respectively.

Note 8—Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. The Company has four reportable segments:

●	Commercial and retail banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.

●	Mortgage banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market.

●	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.

●	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from the Bank.

The following tables present selected financial information for the Company’s reportable business segments for the three months ended March 31, 2021 and March 31, 2020.

Three months ended March 31, 2021	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$10,861	$353	$—	$1,007	$(1,003)	$11,218
Interest expense	546	—	—	105	—	651
Net interest income	$10,315	$353	$—	$902	$(1,003)	$10,567
Provision for loan losses	177	—	—	—	—	177
Noninterest income	1,429	990	877	—	—	3,296
Noninterest expense	7,624	1,175	584	157	—	9,540
Net income before taxes	$3,943	$168	$293	$745	$(1,003)	$4,146

Income tax provision (benefit)	934	—	—	(43)	—	891
Net income	$3,009	$168	$293	$788	$(1,003)	$3,255

Three months ended March 31, 2020	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$10,404	$300	$—	$1,068	$(1,062)	$10,710
Interest expense	1,125	—	—	168	—	1,293
Net interest income	$9,279	$300	$—	$900	$(1,062)	$9,417
Provision for loan losses	1,075	—	—	—	—	1,075
Noninterest income	1,312	982	634	—	—	2,928
Noninterest expense	7,495	963	468	112	—	9,038
Net income before taxes	$2,021	$319	$166	$788	$(1,062)	$2,232

Income tax provision (benefit)	497	—	—	(59)	—	438
Net income	$1,524	$319	$166	$847	$(1,062)	$1,794

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of March 31, 2021	$1,456,436	$35,340	$2	$140,238	$(139,522)	$1,492,494

Total Assets as of December 31, 2020	$1,335,320	$59,372	$2	$140,256	$(139,568)	$1,395,382

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of March 31, 2020	$1,156,598	$27,990	$4	$132,987	$(132,272)	$1,185,307

Total Assets as of December 31, 2019	$1,143,934	$25,673	$2	$132,890	$(132,220)	$1,170,279

Note 9—Leases

During the period ended March 31, 2021 and March 31, 2020, the Company made cash payments for operating leases in the amount of $73.9 thousand and $72.6 thousand, respectively. The lease expense recognized during this period amounted to $80.8 thousand on March 31, 2021 and March 31, 2020. The lease liability was reduced by $40.5 thousand and $37.1 thousand at March 31, 2021 and March 31, 2020, respectively. At March 31, 2021 and March 31, 2020, the weighted average lease term was 15.6 years and 16.3 years, respectively, and the weighted average discount rate for both years was 4.4%. The following table is a maturity analysis of the operating lease liabilities.

(Dollars in thousands)			Liability
Year	Cash	Lease Expense	Reduction
2021	$224	$100	$124
2022	303	126	177
2023	309	118	191
2024	282	110	172
2025	222	104	118
Thereafter	2,978	687	2,291
Total	$4,318	$1,245	$3,073

Note 10—Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2021 and the following:

●	The impact of the outbreak of the novel coronavirus, or COVID-19, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the CARES Act; the Consolidated Appropriations Act, 2021; and the American Rescue Plan Act of 2021), and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;

●	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;

●	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

●	restrictions or conditions imposed by our regulators on our operations;

●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

●	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, write-down assets, or take other actions;

●	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;

●	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;

●	increases in competitive pressure in the banking and financial services industries;

●	changes in the interest rate environment which could reduce anticipated or actual margins;

●	changes in political or social conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the 2020 presidential and congressional elections;

●	general economic conditions resulting in, among other things, a deterioration in credit quality;

●	changes occurring in business conditions and inflation;

●	changes in access to funding or increased regulatory requirements with regard to funding;

●	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

●	changes in deposit flows;

●	changes in technology;

●	our current and future products, services, applications and functionality and plans to promote them;

●	changes in monetary and tax policies, including potential changes in tax laws and regulations;

●	changes in accounting standards, policies, estimates and practices;

●	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;

●	the rate of delinquencies and amounts of loans charged-off;

●	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

●	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;

●	our ability to successfully execute our business strategy;

●	our ability to attract and retain key personnel;

●	our ability to retain our existing customers, including our deposit relationships;

●	adverse changes in asset quality and resulting credit risk-related losses and expenses;

●	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;

●	disruptions due to flooding, severe weather or other natural disasters; and

●	other risks and uncertainties detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, and from time to time in our other filings with the SEC.

Because of these and other risks and uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

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

Overview

The following discussion describes our results of operations for the three months ended March 31, 2021 as compared to the three-month period ended March 31, 2020 and analyzes our financial condition as of March 31, 2021 as compared to December 31, 2020. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

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

The impact of the COVID-19 pandemic is fluid and continues to evolve. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower bank equity market valuations and significant volatility and disruption in financial markets. In addition, due to the COVID-19 pandemic, market interest rates declined significantly, with the 10-year Treasury bond falling to a low of 0.52% in early August 2020, but increasing significantly since that time to 1.74% at March 31, 2021. In March 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range to 0% to 0.25% percent, and this low rate was still in effect as of March 31, 2021. Furthermore, one-month to three-year Treasury yields ranged from 0.01% to 0.35% at March 31, 2021. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition and results of operations. For instance, the pandemic has had negative effects on the Bank’s net interest margin, provision for loan losses, deposit service charges, salaries and benefits, occupancy expense, and equipment expense. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the recent rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strains, and the ability for customers and businesses to return to their pre-pandemic routine.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole.

We are focused on servicing the financial needs of our commercial and consumer customers with flexible loan payment arrangements, including short-term loan modifications or forbearance payments and reducing or waiving certain fees on deposit accounts. Future governmental actions may require these and other types of customer-related responses. Beginning in March 2020, we proactively offered payment deferrals for up to 90 days to our loan customers regardless of the impact of the pandemic on their business or personal finances. We continue to consider potential deferrals with respect to certain customers, which we evaluate on a case-by-case basis. Loans on which payments have been deferred declined to $8.7 million at March 31, 2021 from $16.1 million at December 31, 2020 and from $118.3 million at March 31, 2020. At its peak, which occurred during the second quarter of 2020, we granted payment deferments on loans totaling $206.9 million. As a result of payments being resumed at the conclusion of their payment deferral period, loans for which payments were being deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, to $16.1 million at December 31, 2020, and to $8.7 million at March 31, 2021. We had no loans remaining on initial deferral status in which both principal and interest were deferred at December 31, 2020 and March 31, 2021. The $16.1 million in deferrals at December 31, 2020 consisted of seven loans on which only principal was being deferred. We had three loans totaling $8.7 million in continuing deferral status in which only principal is being deferred at March 31, 2021. Two of the continuing deferrals at March 31, 2021 totaling $4.5 million are in the retail industry segment identified by us as one of the industry segments most impacted by the COVID-19 pandemic; the other continuing deferral totaling $4.2 million is a mixed use office space that we do not consider to be in an industry segment most impacted by the COVID-19 pandemic. Some of these deferments were to businesses that temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash.

We are also a small business administration approved lender and participated in the Paycheck Protection Program, or PPP, established under the CARES Act. We had PPP loans totaling $64.1 million gross of deferred fees and costs and $61.8 million net of deferred fees and costs at March 31, 2021. We had PPP loans totaling $43.3 million gross of deferred fees and costs and $42.2 million net of deferred fees and costs at December 31, 2020. The PPP deferred fees net of deferred costs will be recognized as interest income over the remaining life of the PPP loans.

Our asset quality metrics as of March 31, 2021 remained sound.  The non-performing asset ratio was 0.37% of total assets with the nominal level of $5.6 million in non-performing assets at March 31, 2021 compared to 0.50% and $7.0 million at December 31, 2020.  Loans past due 30 days or more represented 0.04% of the loan portfolio at March 31, 2021 compared to 0.23% at December 31, 2020.  The ratio of classified loans plus OREO and repossessed assets increased to 9.90% of total bank regulatory risk-based capital at March 31, 2021 from 6.89% at December 31, 2020 due to one loan relationship, which was impacted by the COVID-19 pandemic.  During the three months ended March 31, 2021, we experienced net loan charge-offs of $8 thousand and net overdraft recoveries of $5 thousand.

At March 31, 2021, our non-performing assets were not yet materially impacted by the economic pressures of the COVID-19 pandemic. As we closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our customers, we evaluated and identified our exposure to certain industry segments most impacted by the COVID-19 pandemic as of March 31, 2021:

Industry Segments	Outstanding	% of Loan	Avg. Loan	Avg. Loan to
(Dollars in millions)	Loan Balance	Portfolio	Size	Value
Hotels	$33.2	3.8%	$2.4	69%
Restaurants	$22.2	2.6%	$0.7	72%
Assisted Living	$8.8	1.0%	$1.5	47%
Retail	$82.4	9.5%	$0.7	57%

We are also monitoring the impact of the COVID-19 pandemic on the operations and value of our investments. We mark to market our publicly traded investments and review our investment portfolio for impairment at, a minimum, quarterly. We do not consider any securities in our investment portfolio to be other-than-temporarily impaired at March 31, 2021. However, because of changing economic and market conditions affecting issuers, we may be required to recognize future impairments on the securities we hold as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

Our capital remained strong and exceeded the well-capitalized regulatory requirements at March 31, 2021.  Total shareholders’ equity declined $3.6 million or 2.7% to $132.7 million at March 31, 2021 from $136.3 million at December 31, 2020. The $3.6 million decline was due to a $6.2 million reduction in accumulated other comprehensive income partially offset by a $2.4 million increase in retention of earnings less dividends paid. The decline in accumulated other comprehensive income was due to an increase in longer-term market interest rates, which resulted in a reduction in the net unrealized gains in our investment securities portfolio. In 2018, the Federal Reserve increased the asset size to qualify as a small bank holding company.  As a result of this change, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise.  The Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets.  These requirements are essentially the same as those that applied to the Company prior to the change in the definition of a small bank holding company.  Each of the regulatory capital ratios for the Bank exceeds the well capitalized minimum levels currently required by regulatory statute at March 31, 2021 and December 31, 2020. Refer to the Liquidity and Capital Resources section for more details.

Dollars in thousands		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
March 31, 2021
Leverage Ratio	8.73%	5.00%	4.00%	$52,529	$66,594
Common Equity Tier 1 Capital Ratio	13.20%	6.50%	4.50%	62,377	80,985
Tier 1 Capital Ratio	13.20%	8.00%	6.00%	48,421	67,029
Total Capital Ratio	14.34%	10.00%	8.00%	40,375	58,984
December 31, 2020
Leverage Ratio	8.84%	5.00%	4.00%	$52,270	$65,893
Common Equity Tier 1 Capital Ratio	12.83%	6.50%	4.50%	59,406	78,169
Tier 1 Capital Ratio	12.83%	8.00%	6.00%	45,334	64,097
Total Capital Ratio	13.94%	10.00%	8.00%	36,961	55,723

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2021 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 12, 2021.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies. We have identified the determination of the allowance for loan losses, goodwill and other intangibles, income taxes, deferred tax assets, and deferred tax liabilities, other-than-temporary impairment, business combinations, and method of accounting for loans acquired to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management has reviewed and approved these critical accounting policies and estimates and has discussed these policies with our Audit and Compliance Committee. A brief discussion of each of these areas appears in our 2020 Annual Report on Form 10-K. During the first three months of 2021, we did not significantly alter the manner in which we applied our Critical Accounting Policies or developed related assumptions and estimates.

There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Comparison of Results of Operations for Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Net Income

Our net income for the three months ended March 31, 2021 was $3.3 million, or $0.43 diluted earnings per common share, as compared to $1.8 million, or $0.24 diluted earnings per common share, for the three months ended March 31, 2020. The $1.5 million increase in net income between the two periods is primarily due to a $1.2 million increase in net interest income, a $368 thousand increase in non-interest income, and an $898 thousand reduction in provision for loan losses partially offset by a $502 thousand increase in non-interest expense and $453 thousand increase in income tax expense. The increase in net interest income results from an increase of $261.8 million in average earning assets partially offset by a 32 basis point decline in the net interest margin between the two periods. The increase in non-interest income is primarily related to increases in investment advisory fees and non-deposit commissions of $243 thousand, ATM/debit card income of $116 thousand, gains on sale of assets of $77 thousand, and $100 thousand from the collection of a summary judgment related to a loan charged off at a bank, which we subsequently acquired. The reduction in provision for loan losses is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to the economic uncertainties caused by the COVID-19 pandemic during the first three months of 2020. The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $311 thousand, increased occupancy expense of $87 thousand, and increased FDIC assessment of $127 thousand. Our effective tax rate was 21.49% during the first quarter of 2021 compared to 19.62% during the first quarter of 2020.

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

Please refer to the table at the end of this Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the average yields on assets and average rates on interest-bearing liabilities during the three-month periods ended March 31, 2021 and 2020, along with average balances and the related interest income and interest expense amounts.

Net interest income increased $1.2 million, or 12.2%, to $10.6 million for the three months ended March 31, 2021 from $9.4 million for the three months ended March 31, 2020. Our net interest margin declined by 32 basis points to 3.20% during the three months ended March 31, 2021 from 3.52% during the three months ended March 31, 2020. Our net interest margin, on a taxable equivalent basis, was 3.23% for the three months ended March 31, 2021 compared to 3.55% for the three months ended March 31, 2020. Average earning assets increased $261.8 million, or 24.3%, to $1.3 billion for the three months ended March 31, 2021 compared to $1.1 billion in the same period of 2020. The increase in net interest income was primarily due to a higher level of average earning assets partially offset by lower net interest margin. The increase in average earning assets was due to increases in loans, securities, and other short-term investments primarily due to Non-PPP loan growth, PPP loans, organic deposit growth, and excess liquidity from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. The decline in net interest margin was primarily due to the Federal Reserve reducing the target range of the federal funds rate two times totaling 150 basis points during the first quarter of 2020 and the excess liquidity generated from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic being deployed in lower yielding securities and other short-term investments. Lower market rates, the competitive loan pricing environment, and the COVID-19 pandemic put downward pressure on our net interest margin during 2020 and the first three months of 2021.

Average loans increased $132.7 million, or 17.6%, to $886.4 million for the three months ended March 31, 2021 from $753.7 million for the same period in 2020. Average PPP loans increased $55.5 million and average Non-PPP loans increased $77.2 million to $55.5 million and $830.8 million, respectively, for the three months ended March 31, 2021. We had no PPP loans at March 31, 2020. Average loans represented 66.2% of average earning assets during the three months ended March 31, 2021 compared to 70.0% of average earning assets during the same period in 2020. The decline in average loans as a percentage of average earning assets was primarily due to increases in deposits of $238.7 million and securities sold under agreements to repurchase of $8.4 million. The growth in our deposits and securities sold under agreements to repurchase was higher than the growth in our loans, which resulted in the excess funds being deployed in our securities portfolio and other short-term investments and to reduce the amount of our Federal Home Loan Bank advances. The yield on loans declined 39 basis points to 4.32% during the three months ended March 31, 2021 from 4.71% during the same period in 2020. The yield on PPP loans was 4.99% and the yield on Non-PPP loans was 4.28% during the three months ended March 31, 2021. Average securities and average other short-term investments for the three months ended March 31, 2021 increased $87.0 million and $42.1 million, respectively, from the prior year period. The yield on our securities portfolio declined to 1.88% for the three months ended March 31, 2021 from 2.42% for the same period in 2020 while the yield on our other short-term investments declined to 0.17% for the three months ended March 31, 2021 from 1.70% for the same period in 2020. These declines were primarily related to the Federal Reserve reducing the target range of the federal funds rate as described above. The yield on earning assets for the three months ended March 31, 2021 and 2020 was 3.40% and 4.00%, respectively. The cost of interest-bearing liabilities was at 29 basis points during the three months ended March 31, 2021 compared to 69 basis points during the same period in 2020.

We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the three months ended March 31, 2021, these deposits averaged 89.2% of total deposits as compared to 85.6% during the same period of 2020. This increase was due to PPP loan proceeds, other stimulus funds related to the COVID-19 pandemic, and organic growth.

Provision and Allowance for Loan Losses

We account for our allowance for loan losses under the incurred loss model. As discussed above, the CECL model will become effective for us on January 1, 2023. At March 31, 2021, the allowance for loan losses was $10.6 million, or 1.22% of total loans (excluding loans held-for-sale), compared to $10.4 million or 1.23% of total loans (excluding loans held-for-sale) at December 31, 2020, and $7.7 million, or 1.03% of total loans (excluding loans held-for-sale), at March 31, 2020. Excluding PPP loans and loans held-for-sale, the allowance for loan losses was 1.31% of total loans at March 31, 2021 compared to 1.30% of total loans at December 31, 2020. The increase in the allowance for loan losses is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to loan growth and economic uncertainties caused by the COVID-19 pandemic.

Loans that we acquired in our acquisition of Cornerstone Bancorp, otherwise referred to herein as Cornerstone, in 2017 as well as in our acquisition of Savannah River Financial Corp., otherwise referred to herein as Savannah River, in 2014 are accounted for under FASB ASC 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At March 31, 2021 and December 31, 2020, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $229 thousand and $264 thousand, respectively.

Our provision for loan losses was $177 thousand for the three months ended March 31, 2021 compared to $1.1 million during the same period in 2020. The decline in the provision for loan losses is primarily related to an increase during the first three months of 2020 in the qualitative factors in our allowance for loan losses methodology related to the deteriorating economic conditions and economic uncertainties caused by the COVID-19 pandemic.

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

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 to the Consolidated Financial Statements). The annualized weighted average loss ratios over the last 36 months for loans classified as substandard, special mention and pass have been approximately 0.02%, 0.02% and 0.01%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, our net charge-offs have experienced a modest net recovery. We currently believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle; however, the COVID-19 pandemic and the government and economic responses thereto may materially affect the risk within our loan portfolios.

We have a significant portion of our loan portfolio with real estate as the underlying collateral. At March 31, 2021 and December 31, 2020, approximately 86.3% and 87.5%, respectively, of the loan portfolio had real estate collateral. The reduction in the percent of our loan portfolio with real estate as the underlying collateral is due to the increase in PPP loans, which increased to $61.8 million at March 31, 2021 from $42.2 at December 31, 2020. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

Non-performing assets were $5.6 million (0.37% of total assets) at March 31, 2021 as compared to $7.0 million (0.50% of total assets) at December 31, 2020. This decrease was related to a $1.3 million reduction in loans past due 90 days and still accruing. Total loans past due declined to $317 thousand, or 0.04% of total loans, at March 31, 2021 compared to $1.9 million, or 0.23% of total loans, at December 31, 2020. While we believe the non-performing assets to total assets ratios are favorable in comparison to current industry results (both nationally and locally), we continue to monitor the impact of the COVID-19 pandemic on our customer base of local businesses and professionals. There were 19 loans totaling $4.5 million (0.52% of total loans) included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at March 31, 2021. The largest loan included in non-accrual status is in the amount of $1.7 million and is secured by commercial real estate located in North Augusta, South Carolina. The average balance of the remaining 18 loans is approximately $158 thousand with a range between $0 and $1.2 million, and the majority of these loans are secured by first mortgage liens. Furthermore, we had $1.5 million in accruing trouble debt restructurings, or TDRs, at March 31, 2021 compared to $1.6 million at December 31, 2020. We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. Nonaccrual loans and accruing TDRs are considered impaired. At March 31, 2021, we had 21 impaired loans totaling $6.0 million compared to 23 impaired loans totaling $6.1 million at December 31, 2020. These loans were measured for impairment under the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. At March 31, 2021, we had loans totaling $317 thousand that were delinquent 30 days to 89 days representing 0.04% of total loans compared to $665 thousand or 0.08% of total loans at December 31, 2020.

During the ongoing COVID-19 pandemic and because of our proactive offering of payment deferrals, loans on which payments have been deferred declined to $8.7 million at March 31, 2021, from $16.1 million at December 31, 2020, from $27.3 million at September 30, 2020, from $175.0 million at June 30, 2020 and from $118.3 million at March 31, 2020. The $16.1 million in deferrals at December 31, 2020 consist of seven loans on which only principal is being deferred. We had three loans totaling $8.7 million in continuing deferral status in which only principal is being deferred at March 31, 2021. Two of the continuing deferrals at March 31, 2021 totaling $4.5 million are in the retail industry segment identified by us as one of the industry segments most impacted by the COVID-19 pandemic; the other continuing deferral totaling $4.2 million is a mixed use office space that we do not consider to be in an industry segment most impacted by the COVID-19 pandemic. Some of these deferments were to businesses that temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash.  We proactively offered initial deferrals to our customers regardless of the impact of the pandemic on their business or personal finances. We obtained additional information from customers who requested second or continuing deferrals and we performed additional analyses to justify the need for the second or continuing deferral requests. Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans and given the ongoing and uncertain impact of the COVID-19 pandemic, we will continue to monitor our loan portfolio for potential risks.

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Average loans outstanding (including loans held-for-sale)	$886,379	$753,659
Loans outstanding at period end (excluding loans held-for-sale)	$869,066	$749,529
Non-performing assets:
Nonaccrual loans	$4,521	$1,739
Loans 90 days past due still accruing	—	168
Foreclosed real estate	1,070	1,481
Repossessed-other	7	—
Total non-performing assets	$5,598	$3,388

Beginning balance of allowance	$10,389	$6,627
Loans charged-off:
Commercial	—	—
Real Estate - Construction	—	—
Real Estate Mortgage - Residential	—	—
Real Estate Mortgage - Commercial	—	—
Consumer - Home Equity	—	—
Consumer - Other	25	23
Total loans charged-off	25	23
Recoveries:
Commercial	1	—
Real Estate - Construction	—	—
Real Estate Mortgage - Residential	—	—
Real Estate Mortgage - Commercial	4	6
Consumer - Home Equity	1	1
Consumer - Other	16	8
Total recoveries	22	15
Net loan charge offs	3	8
Provision for loan losses	177	1,075
Balance at period end	$10,563	$7,694

Net charge offs to average loans (annualized)	0.00%	0.00%
Allowance as percent of total loans	1.22%	1.03%
Non-performing assets as % of total assets	0.37%	0.29%
Allowance as % of non-performing loans	233.6%	403.5%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	March 31, 2021		December 31, 2020
		% of allowance in		% of allowance in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$758	7.2%	$778	7.5%
Real Estate – Construction	134	1.3%	145	1.4%
Real Estate Mortgage:
Residential	480	4.5%	541	5.2%
Commercial	8,137	77.0%	7,855	75.6%
Consumer:
Home Equity	309	2.9%	324	3.1%
Other	124	1.2%	125	1.2%
Unallocated	621	5.9%	621	6.0%
Total	$10,563	100.0%	$10,389	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended March 31, 2021 was $3.3 million compared to $2.9 million during the same period in 2020. Deposit service charges declined $153 thousand during the three months ended March 31, 2021 compared to the same period in 2020 primarily due to lower overdraft fees. Mortgage banking income increased by $8 thousand to $990 thousand during the three months ended March 31, 2021 from $982 thousand during the same period in 2020. While mortgage banking income was approximately equal to last year’s first quarter result, the gain-on-sale margin of 2.32% in the first quarter of 2021 was limited as we worked on certain loans not yet sold, in an effort to resolve processing and delivery issues. As we work to improve our mortgage processing and delivery efficiency, we anticipate the gain-on-sale margin will recover to more normal levels, which for the Company would be approximately 3.00% to 3.25%. Mortgage production during the three months ended March 31, 2021 was $42.7 million compared to $35.3 million during the same period in 2020. Investment advisory fees increased $243 thousand to $877 thousand during the three months ended March 31, 2021 from $634 thousand during the same period in 2020. Total assets under management increased to $519.3 million at March 31, 2021 compared to $319.7 million at March 31, 2020. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions. Gain on sale of other assets was $77 thousand during the three months ended March 31, 2021 compared to $6 thousand during the same period in 2020.

Non-interest income, other increased $199 thousand during the three months ended March 31, 2021 compared to the same period in 2020 primarily due to $100 thousand received from the collection of a summary judgment related to a loan charged off at a bank, which the company subsequently acquired and due to a $116 thousand increase in ATM debit card income, partially offset by a $29 thousand reduction in income on bank owned life insurance.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Three months ended March 31,
	2021	2020
ATM debit card income	$628	$512
Income on bank owned life insurance	167	196
Rental income	70	66
Other service fee and safe deposit box fees	62	59
Wire transfer fees	26	20
Other	153	54
Total	$1,106	$907

Non-interest expense increased $502 thousand during the three months ended March 31, 2021 to $9.5 million compared to $9.0 million during the same period in 2020. Salary and benefit expense increased $311 thousand to $6.0 million during the three months ended March 31, 2021 from $5.7 million during the same period in 2020. This increase is primarily a result of the normal salary adjustments and increased mortgage and financial planning and investment advisory commissions. We had 243 full time equivalent employees at March 31, 2021 compared to 242 at March 31, 2020. Occupancy expense increased $87 thousand to $730 thousand during the three months ended March 31, 2021 compared to $643 thousand during the same period in 2020. FDIC assessments increased $127 thousand due to a higher assessment rate in 2021 related to a decrease in our leverage ratio and an increase in our assessment base due to higher average assets as well as $39 thousand of small bank assessment credits utilized in the three months ended March 31, 2020. The reduction in our leverage ratio and the increase in our assessment base were partially related to PPP loans and the excess liquidity generated from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. Furthermore, we received FDIC small bank assessment credits during the three months ended March 31, 2020 compared to none during the same period in 2021. The FDIC small bank assessment credits were fully utilized during the first quarter of 2020.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Three months ended
	March 31,
	2021	2020
Data processing	$856	$777
Telephone	89	81
Correspondent services	70	66
Insurance	79	78
Legal and professional fees	263	255
Director fees	95	82
Shareholder expense	49	50
Dues	40	37
Loan closing costs/fees	50	70
Other	329	392
	$1,920	$1,888

Income Tax Expense

We incurred income tax expense of $891 thousand and $438 thousand for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rate was 21.5% and 19.6% for the three months ended March 31, 2021 and 2020, respectively.

Financial Position

Assets totaled $1.5 billion at March 31, 2021 and $1.4 billion at December 31, 2020. Loans (excluding loans held-for-sale) increased $24.9 million to $869.1 million at March 31, 2021 from $844.2 million at December 31, 2020.

Total loan production excluding PPP loans and a PPP related credit facility was $40.2 million during the three months ended March 31, 2021 compared to $33.5 million during the same period in 2020. Loans held-for-sale declined to $23.5 million at March 31, 2021 from $45.0 million at December 31, 2020 due to an improvement in the number of loans purchased by investors. Mortgage production was $42.7 million during the three months ended March 31, 2021 compared to $35.3 million during the same period in 2020. The loan-to-deposit ratio (including loans held-for-sale) at March 31, 2021 and December 31, 2020 was 70.2% and 74.8%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at March 31, 2021 and December 31, 2020 was 68.4% and 71.0%, respectively. Investment securities increased to $407.5 million at March 31, 2021 from $361.9 million at December 31, 2020. Other short-term investments increased to $88.4 million at March 31, 2021 from $46.1 million at December 31, 2020. The increases in investments and other short-term investments are primarily due to organic deposit growth and excess liquidity from customer’s PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic.

Non-PPP loans increased $5.3 million to $807.2 million at March 31, 2021 from $801.9 million at December 31, 2020. PPP loans increased $19.6 million to $61.8 million at March 31, 2021 from $42.2 million at December 31, 2020. PPP loans totaled $64.1 million gross of deferred fees and costs and $61.8 million net of deferred fees and costs at March 31, 2021. During 2020, we originated 843 PPP loans totaling $51.2 million gross of deferred fees and costs and $49.8 million net of deferred fees and costs. Furthermore, during 2020, we facilitated the origination of 111 PPP loans totaling $31.2 million related to our customers with a third party prior to establishing our own PPP platform. During 2020, 159 PPP loans totaling $8.0 million were forgiven through the SBA PPP forgiveness process. As of May 3, 2021, 552 PPP loans originated by the Company totaling $27.3 million, gross of deferred fees, had been forgiven. An additional 208 loans totaling $5.8 million are in process of being forgiven. As of May 3, 2021, we originated 563 PPP loans in 2021, totaling $36.7 million, gross of deferred fees, under The Consolidated Appropriations Act, 2021. The $2.2 million in PPP deferred fees net of deferred costs at March 31, 2021 will be recognized as interest income over the remaining life of the PPP loans.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(Dollars in thousands)	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial, financial & agricultural	$110,776	12.7%	$96,688	11.5%
Real estate:
Construction	104,065	12.0%	95,282	11.3%
Mortgage – residential	38,947	4.5%	43,928	5.2%
Mortgage – commercial	582,083	67.0%	573,258	67.9%
Consumer:
Home Equity	25,068	2.9%	26,442	3.1%
Other	8,127	0.9%	8,559	1.0%
Total gross loans	869,066	100.0%	844,157	100.0%
Allowance for loan losses	(10,563)		(10,389)
Total net loans	$858,503		$833,768

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

Deposits increased $82.0 million to $1.3 billion at March 31, 2021 compared to $1.2 billion at December 31, 2020.  Our pure deposits, which are defined as total deposits less certificates of deposits, increased $84.1 million to $1.143 billion at March 31, 2021 from $1.059 billion at December 31, 2020.  We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. We had no brokered deposits and no listing services deposits at March 31, 2021.  Our securities sold under agreements to repurchase, which are related to our customer cash management accounts, increased $19.4 million to $60.3 million at March 31, 2021 from $40.9 million at December 31, 2020.  This increase was due to seasonality in our cash management accounts.

Total shareholders’ equity declined $3.6 million, or 2.7%, to $132.7 million at March 31, 2021 from $136.3 million at December 31, 2020. The $3.6 million decline was due to a $6.2 million reduction in accumulated other comprehensive income partially offset by a $2.4 million increase in retention of earnings less dividends paid. The decline in accumulated other comprehensive income was due to an increase in longer-term market interest rates, which resulted in a reduction in the net unrealized gains in our investment securities portfolio. In late 2019, we obtained approval of a share repurchase plan of up to 200,000 shares of our outstanding common stock; however, no share repurchases were made under this repurchase plan prior to its expiration on December 31, 2020. On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2021 repurchase plan”), which represents approximately 5% of our 7,524,944 shares outstanding as of March 31, 2021. The approved 2021 repurchase plan provides us with some flexibility in managing our capital going forward.

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at March 31, 2021 and December 31, 2020 over the subsequent 12 months. At March 31, 2021 and December 31, 2020, we were slightly liability sensitive over the first three month period and over the balance of a 12-month period are asset sensitive on a cumulative basis. As a result, our modeling reflects slight exposure to falling rates and our rising rate exposure trends from neutral to slightly liability sensitive as rates move higher over the first 12 months. This negative impact of rising rates reverses and net interest income is favorably impacted over a 24-month period. In a declining rate environment, the model reflects a decline in net interest income. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	March 31, 2021	December 31, 2020
+200bp	-1.39%	-0.73%
+100bp	-0.32%	+0.08%
Flat	—	—
-100bp	-4.18%	-3.37%
-200bp	-6.89%	-3.58%

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At March 31, 2021 and December 31, 2020, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 6.25% and 11.47%, respectively. The PVE exposure in a down 100 basis point decrease was estimated to be (9.01)% at March 31, 2021 compared to (14.32)% at December 31, 2020.

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

As of March 31, 2021, we have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic. We had no brokered deposits and no listing services deposits at March 31, 2021. We believe that we have ample liquidity to meet the needs of our customers and to manage through the COVID-19 pandemic through our low cost deposits; our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks; and our ability to obtain advances secured by certain securities and loans from the Federal Home Loan Bank.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.   Shareholders’ equity declined to 8.9% of total assets at March 31, 2021 from 9.8% at December 31, 2020 primarily due to PPP loans and excess liquidity from customer’s PPP loans,other stimulus funds related to the COVID-19 pandemic, and due to a $6.2 million reduction in accumulated other comprehensive income. The Bank maintains federal funds purchased lines in the total amount of $60.0 million with two financial institutions, although these were not utilized at March 31, 2021; and $10 million through the Federal Reserve Discount Window. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2021, we had issued commitments to extend unused credit of $141.7 million, including $41.6 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2020, we had issued commitments to extend unused credit of $142.6 million, including $42.3 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We regularly review our liquidity position and have implemented internal policies establishing guidelines for sources of asset-based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. Although uncertain, we may encounter stress on liquidity management as a direct result of the COVID-19 pandemic and the Bank’s participation in the PPP as a participating lender. We had PPP loans totaling $64.1 million gross of deferred fees and costs and $61.8 million net of deferred fees and costs at March 31, 2021 compared to $43.3 million gross of deferred fees and costs and $42.2 million net of deferred fees and costs at December 31, 2020. As customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit.

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

Specifically, the Bank is required to maintain he following minimum capital requirements:

●	a Common Equity Tier 1 risk-based capital ratio of 4.5%;

●	a Tier 1 risk-based capital ratio of 6%;

●	a total risk-based capital ratio of 8%; and

●	a leverage ratio of 4%.

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

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules, discussed above, and, if applicable, is considered to have met the “well capitalized” capital ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, outlined below. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III rules and file the appropriate regulatory reports. We did not elect to use the community bank leverage ratio framework but may make such an election in the future.

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of March 31, 2021, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

Dollars in thousands		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
March 31, 2021
Leverage Ratio	8.73%	5.00%	4.00%	$52,529	$66,594
Common Equity Tier 1 Capital Ratio	13.20%	6.50%	4.50%	62,377	80,985
Tier 1 Capital Ratio	13.20%	8.00%	6.00%	48,421	67,029
Total Capital Ratio	14.34%	10.00%	8.00%	40,375	58,984
December 31, 2020
Leverage Ratio	8.84%	5.00%	4.00%	$52,270	$65,893
Common Equity Tier 1 Capital Ratio	12.83%	6.50%	4.50%	59,406	78,169
Tier 1 Capital Ratio	12.83%	8.00%	6.00%	45,334	64,097
Total Capital Ratio	13.94%	10.00%	8.00%	36,961	55,723

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.73%, 13.20% and 14.34%, respectively, at March 31, 2021 as compared to 8.84%, 12.83%, and 13.94%, respectively, at December 31, 2020. The Bank’s Common Equity Tier 1 ratio at March 31, 2021 was 13.20% and at December 31, 2020 was 12.83%. Under the Basel III rules, we anticipate that the Bank will remain a well capitalized institution for at least the next 12 months.   Furthermore, based on our strong capital, conservative underwriting, and internal stress testing, we expect to remain well capitalized throughout the COVID-19 pandemic. However, the Bank’s reported and regulatory capital ratios could be adversely impacted by future credit losses related to the COVID-19 pandemic.

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the first quarter of 2021 of $0.12 per common share.  This dividend is payable on May 18, 2021 to shareholders of record of our common stock as of May 4, 2021.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans
PPP loans	$55,540	$684	4.99%	$—	$—	NA
Non-PPP loans	830,839	8,767	4.28%	753,659	8,827	4.71%
Total Loans	886,379	9,451	4.32%	753,659	8,827	4.71%
Securities	373,340	1,734	1.88%	286,332	1,726	2.42%
Other short-term investments	79,334	33	0.17%	37,251	157	1.70%
Total earning assets	1,339,053	11,218	3.40%	1,077,242	10,710	4.00%
Cash and due from banks	18,429			15,032
Premises and equipment	34,351			35,002
Goodwill and other intangibles	15,726			16,063
Other assets	38,124			39,691
Allowance for loan losses	(10,424)			(6,680)
Total assets	$1,435,259			$1,176,350

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$277,476	$58	0.08%	$216,198	$103	0.19%
Money market accounts	254,412	141	0.22%	198,292	350	0.71%
Savings deposits	125,981	19	0.06%	103,776	29	0.11%
Time deposits	160,321	301	0.76%	169,397	537	1.27%
Other borrowings	78,266	132	0.68%	70,332	274	1.57%
Total interest-bearing liabilities	896,456	651	0.29%	757,995	1,293	0.69%
Demand deposits	389,891			281,714
Other liabilities	13,332			13,178
Shareholders’ equity	135,580			123,463
Total liabilities and shareholders’ equity	$1,435,259			$1,176,350

Cost of deposits, including demand deposits			0.17%			0.42%
Cost of funds, including demand deposits			0.21%			0.50%
Net interest spread			3.11%			3.31%
Net interest income/margin		$10,567	3.20%		$9,417	3.52%
Net interest income/margin (tax equivalent)		$10,675	3.23%		$9,495	3.55%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -

OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against us which we believe, if determined adversely, would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Statement Regarding Forward-Looking Statements” set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable.
(b)	Not Applicable.
(c)	No share repurchases were made during the three months ended March 31, 2021 and March 31, 2020. On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock, which represents approximately 5% of our 7,524,944 shares outstanding as of March 31, 2021.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 22, 2019).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language; (i) Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: May 7, 2021	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)