Form 10-Q
period 2021-06-30
FIRST COMMUNITY CORP /SC/
filed 2021-08-10
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 10, 2021, 7,539,587 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

INDEX TO EXHIBITS
EX-31.1 RULE 13A-14(A) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
EX-31.2 RULE 13A-14(A) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
EX-32 SECTION 1350 CERTIFICATIONS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
(Dollars in thousands, except par value)	2021	December 31,
	(Unaudited)	2020
ASSETS
Cash and due from banks	$23,671	$18,930
Interest-bearing bank balances	52,316	46,062
Investment securities available-for-sale	468,951	359,866
Other investments, at cost	1,718	2,053
Loans held-for-sale	11,416	45,020
Loans held-for-investment	878,318	844,157
Less, allowance for loan losses	10,638	10,389
Net loans held-for-investment	867,680	833,768
Property and equipment - net	33,882	34,458
Lease right-of-use asset	2,938	3,032
Premises held-for-sale	591	591
Bank owned life insurance	28,033	27,688
Other real estate owned	1,182	1,194
Intangible assets	1,011	1,120
Goodwill	14,637	14,637
Other assets	6,947	6,963
Total assets	$1,514,973	$1,395,382
LIABILITIES
Deposits:
Non-interest bearing	$417,895	$385,511
Interest bearing	871,988	803,902
Total deposits	1,289,883	1,189,413
Securities sold under agreements to repurchase	60,487	40,914
Junior subordinated debt	14,964	14,964
Lease liability	3,033	3,114
Other liabilities	8,679	10,640
Total liabilities	1,377,046	1,259,045
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,539,587 at June 30, 2021 7,500,338 at December 31, 2020	7,540	7,500
Nonvested restricted stock	(480)	(283)
Additional paid in capital	91,964	91,380
Retained earnings	31,457	26,453
Accumulated other comprehensive income	7,446	11,287
Total shareholders’ equity	137,927	136,337
Total liabilities and shareholders’ equity	$1,514,973	$1,395,382

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars in thousands, except per share amounts)	Six Months ended June 30,
	2021	2020
Interest and dividend income:
Loans, including fees	$19,191	$17,845
Investment securities - taxable	2,852	2,662
Investment securities - non taxable	776	675
Other short term investments and CDs	63	194
Total interest income	22,882	21,376
Interest expense:
Deposits	967	1,755
Securities sold under agreement to repurchase	47	140
Other borrowed money	209	321
Total interest expense	1,223	2,216
Net interest income	21,659	19,160
Provision for loan losses	345	2,325
Net interest income after provision for loan losses	21,314	16,835
Non-interest income:
Deposit service charges	458	609
Mortgage banking income	2,133	2,554
Investment advisory fees and non-deposit commissions	1,834	1,305
Gain on sale of other real estate owned	77	6
Other	2,212	1,841
Total non-interest income	6,714	6,315
Non-interest expense:
Salaries and employee benefits	11,912	11,493
Occupancy	1,464	1,322
Equipment	613	616
Marketing and public relations	709	601
FDIC Insurance assessments	315	130
Other real estate expense	84	75
Amortization of intangibles	109	200
Other	4,212	3,732
Total non-interest expense	19,418	18,169
Net income before tax	8,610	4,981
Income tax expense	1,812	970
Net income	$6,798	$4,011

Basic earnings per common share	$0.91	$0.54
Diluted earnings per common share	$0.90	$0.54

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended June 30,
	2021	2020
Interest and dividend income:
Loans, including fees	$9,740	$9,018
Investment securities - taxable	1,507	1,225
Investment securities - non taxable	387	386
Other short term investments and CDs	30	37
Total interest income	11,664	10,666
Interest expense:
Deposits	448	736
Securities sold under agreement to repurchase	19	36
Other borrowed money	105	151
Total interest expense	572	923
Net interest income	11,092	9,743
Provision for loan losses	168	1,250
Net interest income after provision for loan losses	10,924	8,493
Non-interest income:
Deposit service charges	212	210
Mortgage banking income	1,143	1,572
Investment advisory fees and non-deposit commissions	957	671
Other	1,106	934
Total non-interest income	3,418	3,387
Non-interest expense:
Salaries and employee benefits	5,948	5,840
Occupancy	734	679
Equipment	338	298
Marketing and public relations	313	247
FDIC Insurance assessments	146	88
Other real estate expense	55	40
Amortization of intangibles	52	95
Other	2,292	1,844
Total non-interest expense	9,878	9,131
Net income before tax	4,464	2,749
Income tax expense	921	532
Net income	$3,543	$2,217

Basic earnings per common share	$0.47	$0.30
Diluted earnings per common share	$0.47	$0.30

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands)
	Six months ended June 30,
	2021	2020

Net income	$6,798	$4,011

Other comprehensive income:
Unrealized (loss) gain during the period on available-for-sale securities, net of (tax benefit) and tax expense of ($1,021) and $2,095, respectively	(3,841)	7,882

Comprehensive income	$2,957	$11,893

(Dollars in thousands)
	Three months ended June 30,
	2021	2020

Net income	$3,543	$2,217

Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of tax expense of $616 and $1,196, respectively	2,320	4,501

Comprehensive income	$5,863	$6,718

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six months ended June 30, 2021 and 2020
(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars and shares in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2020	7,500	$7,500	$91,380	$(283)	$26,453	$11,287	$136,337
Net income					6,798		6,798
Other comprehensive loss net of tax benefit of $1,021						(3,841)	(3,841)
Issuance of common stock	12	12	124				136
Issuance of restricted stock	21	21	353	(374)			—
Amortization of compensation on restricted stock				177			177
Shares forfeited	(4)	(4)	(66)				(70)
Dividends: Common ($0.24 per share)					(1,794)		(1,794)
Dividend reinvestment plan	11	11	173				184
Balance, June 30, 2021	7,540	$7,540	$91,964	$(480)	$31,457	$7,446	$137,927

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars and shares in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2019	7,440	$7,440	$90,488	$(151)	$19,927	$2,490	$120,194
Net income					4,011		4,011
Other comprehensive income net of tax of $2,095						7,882	7,882
Issuance of common stock			4				4
Issuance of restricted stock	18	18	348	(366)			—
Issuance of common stock-deferred compensation	18	18	182				200
Amortization of compensation on restricted stock				121			121
Shares retired	(1)	(1)	(14)				(15)
Dividends: Common ($0.24 per share)					(1,783)		(1,783)
Dividend reinvestment plan	11	11	176				187
Balance, June 30, 2020	7,486	$7,486	$91,184	$(396)	$22,155	$10,372	$130,801

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2020	7,500	$7,500	$91,380	$(283)	$26,453	$11,287	$136,337
Net income					3,255		3,255
Other comprehensive loss net of tax of $1,637						(6,161)	(6,161)
Issuance of common stock	2	2	44				46
Issuance of restricted stock	21	21	353	(374)			—
Amortization of compensation on restricted stock				84			84
Shares retired / forfeited	(4)	(4)	(66)				(70)
Dividends: Common ($0.12 per share)					(896)		(896)
Dividend reinvestment plan	6	6	86				92
Balance, March 31, 2021	7,525	$7,525	$91,797	$(573)	$28,812	$5,126	$132,687
Net income					3,543		3,543
Other comprehensive income net of tax of $616						2,320	2,320
Issuance of common stock	10	10	80				90
Amortization of compensation on restricted stock				93			93
Dividends: Common ($0.12 per share)					(898)		(898)
Dividend reinvestment plan	5	5	87				92
Balance, June 30 2021	7,540	$7,540	$91,964	$(480)	$31,457	$7,446	$137,927

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

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$6,798	$4,011
Adjustments to reconcile net income to net cash provided (used) from operating activities:
Depreciation	853	807
Net premium amortization	1,089	984
Provision for loan losses	345	2,325
Origination of loans held-for-sale	(76,404)	(85,207)
Sale of loans held-for-sale	110,008	62,866
Write-down of other real estate owned	33	38
Gain on sale of other real estate owned	(77)	(6)
Amortization of intangibles	109	200
Accretion on acquired loans	(64)	(179)
Loss on fair value of securities	(2)	—
Increase (decrease) in other assets	786	(2,221)
Decrease in other liabilities	(2,042)	4,385

Net cash provided (used) from operating activities	41,432	(11,997)
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(139,458)	(22,077)
Purchase of other investment securities	(20)	(70)
Maturity/call of investment securities available-for-sale	24,424	21,948
Proceeds from FHLB stock sales	355	—
Increase in loans	(34,338)	(83,570)
Proceeds from sale of other securities	—	9
Proceeds from sale of other real estate owned	201	—
Purchase of property and equipment	(277)	(527)
Net cash (used) provided in investing activities	(149,113)	(84,287)
Cash flows from financing activities:
Increase (decrease) in deposit accounts	100,470	130,672
Increase in securities sold under agreements to repurchase	19,573	12,355
Advances from the Federal Home Loan Bank	—	34,001
Repayment of advances from Federal Home Loan Bank	—	(34,212)
Shares retired / forfeited	(70)	(15)
Dividends paid: Common Stock	(1,794)	(1,783)

Issuance of deferred compensation shares	—	200
Proceeds from issuance of Common Stock	136	4
Change in non-vested restricted stock	177	121
Dividend reinvestment plan	184	187
Net cash provided (used) from financing activities	118,676	141,530
Net increase in cash and cash equivalents	10,995	45,246
Cash and cash equivalents at beginning of period	64,992	47,692
Cash and cash equivalents at end of period	$75,987	$92,938
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,396	$3,070
Income taxes	$2,837	$—
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$(3,841)	$9,977
Transfer of loans to foreclosed property	$145	$78

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”), present fairly in all material respects the Company’s financial position at June 30, 2021 and December 31, 2020, and the Company’s results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Risk and Uncertainties

The coronavirus (COVID-19) pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Bank’s customers. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, significant volatility and disruption in financial markets. In addition, due to the COVID-19 pandemic, market interest rates declined significantly, with the 10-year Treasury bond falling to a low of 0.52% in early August 2020, but increasing significantly since that time to 1.74% at March 31, 2021 and then declining to 1.45% at June 30, 2021. In March 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate to a range from 0% to 0.25%, and this low targeted range was still in effect as of June 30, 2021. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on the Company’s business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the continued rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strains, and the ability for customers and businesses to return to their pre-pandemic routines.

Beginning in March 2020, the Company proactively offered payment deferrals for up to 90 days to its loan customers. The Company continues to consider potential deferrals with respect to certain customers, which are evaluated on a case-by-case basis. At its peak, which occurred during the second quarter of 2020, the Company granted payment deferments on loans totaling $206.9 million. As a result of payments being resumed by loan customers at the conclusion of their payment deferral period, loans for which payments were being deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, to $16.1 million at December 31, 2020, to $8.7 million at March 31, 2021, and to $4.5 million at June 30, 2021. Some of these deferments were to businesses that temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash.  The Company proactively offered deferrals to its customers regardless of the impact of the pandemic on their business or personal finances.

The Company has evaluated its exposure to certain industry segments most impacted by the COVID-19 pandemic as of June 30, 2021:

Industry Segments	Outstanding	% of Loan	Avg. Loan	Avg. Loan to
(Dollars in millions)	Loan Balance	Portfolio	Size	Value
Hotels	$33.9	3.9%	$2.3	69%
Restaurants	$21.3	2.4%	$0.7	70%
Assisted Living	$8.7	1.0%	$1.4	46%
Retail	$83.0	9.5%	$0.7	57%

Note 2—Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price and per share data)

	Six months		Three months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Numerator (Net income available to common shareholders)	$6,798	$4,011	$3,543	$2,217
Denominator
Weighted average common shares outstanding for:
Basic shares	7,478	7,432	7,486	7,436
Dilutive securities:
Deferred compensation	28	26	29	18
Restricted stock – Treasury stock method	22	10	22	11
Diluted shares	7,528	7,468	7,537	7,465
Earnings per common share:
Basic	0.91	0.54	0.47	0.30
Diluted	0.90	0.54	0.47	0.30
The average market price used in calculating assumed number of shares	$18.95	$16.98	$19.44	$14.97

Non-Employee Director Deferred Compensation Plan

Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account as of the last day of such calendar quarter during which the compensation is earned and are included in dilutive securities in the table above. The non-employee director’s account balance is distributed by issuance of common stock within 30 days following such director’s separation form service from the board of directors. At June 30, 2021 and December 31, 2020, there were 83,198 and 88,412 units in the plan, respectively. The accrued liability at June 30, 2021 and December 31, 2020 amounted to $1.1 million and is included in “Other liabilities” on the balance sheet.

First Community Corporation 2011 Stock Incentive Plan

In 2011, the Company and its shareholders adopted a stock incentive plan whereby 350,000 shares were reserved for issuance by the Company upon the grant of stock options or restricted stock awards under the plan (the “2011 Plan”). The 2011 Plan provided for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant. There were no stock options outstanding and exercisable at June 30, 2021, December 31, 2020 and June 30, 2020. At December 31, 2020, the Company had 94,910 shares reserved for future grants under the 2011 Plan. The 2011 Plan expired on March 15, 2021 and no new awards may be granted under the 2011 Plan. However, any awards outstanding under the 2011 Plan will continue to be outstanding and governed by the provisions of the 2011 Plan.

Under the 2011 Plan, the employee restricted shares and units cliff vest over a three-year period and the non-employee director shares vest approximately one year after issuance. The unrecognized compensation cost at June 30, 2021 and December 31, 2020 for non-vested shares amounts to $479.5 thousand and $283.1 thousand, respectively. Each unit is convertible into one share of common stock at the time the unit vests. The related compensation cost for time-based units is accrued over the vesting period and was $62.4 thousand and $107.4 thousand at June 30, 2021, and December 31, 2020, respectively.

Historically, the Company granted time-based equity awards that vested based on continued service. Beginning in 2021 and in addition to time-based equity awards, the Company began granting performance-based equity awards in the form of performance-based restricted stock units, with the target number of performance-based restricted stock units for the Company’s Chief Executive Officer and other executive officers representing 50% of total target equity awards. These performance-based restricted stock units cliff vest over three years and include conditions based on the following performance measures: total shareholder return, return on average equity, and non-performing assets. The Company granted 13,302 performance-based restricted stock units with a fair value of $234.0 thousand during the first six months of 2021. The Company granted no performance-based restricted stock units in 2020. The related compensation cost for the performance-based restricted stock units is accrued over the vesting period and was $26.0 thousand during the first six months of 2021. The total related compensation cost for restricted stock units was $88.4 thousand and $107.4 thousand at June 30, 2021, and December 31, 2020, respectively, including both time-based and performance-based restricted stock units.

First Community Corporation 2021 Omnibus Equity Incentive Plan

In 2021, the Company and its shareholders adopted an omnibus equity incentive plan whereby 225,000 shares were reserved for issuance by the Company to help the company attract, retain and motivate directors, officers, employees, consultants and advisors of the Company and its subsidiaries (the “2021 Plan”). The 2021 Plan replaced the 2011 Plan. No awards have been granted under the 2021 Plan as of June 30, 2021.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2021
US Treasury securities	$15,722	$—	$274	$15,448
Mortgage-backed securities	317,506	5,377	1,642	321,241
Small Business Administration pools	35,558	728	61	36,225
State and local government	84,216	5,417	295	89,338
Corporate and other securities	6,525	174	—	6,699
	$459,527	$11,696	$2,272	$468,951

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2020
US Treasury securities	$1,501	$1	$—	$1,502
Government Sponsored Enterprises	996	10	—	1,006
Mortgage-backed securities	222,739	7,375	185	229,929
Small Business Administration pools	34,577	928	7	35,498
State and local government	82,495	6,184	76	88,603
Corporate and other securities	3,272	56	—	3,328
	$345,580	$14,554	$268	$359,866

There were no investment securities listed as held-to-maturity as of June 30, 2021 or December 31, 2020.

During the three and six months ended June 30, 2021 and 2020, the Company did not receive any proceeds from the sale of investment securities available-for-sale. For the three and six months ended June 30, 2021, and 2020, there were no gross realized gains or losses from the sale of investment securities available-for-sale.

At June 30, 2021, corporate and other securities available-for-sale included the following at fair value: corporate fixed-to-float bonds at $6.7 million, mutual funds at $10.2 thousand, and foreign debt of $10.0 thousand. As required by Accounting Standards Update (“ASU”) 2016-01-Financial Instruments-Overall (Subtopic 825-10), the Company measured its equity investments at fair value with changes in the fair value recognized through net income. For the six months ended June 30, 2021 and 2020, a $2.2 thousand gain and a $2.1 thousand loss were recognized on a mutual fund, respectively. At December 31, 2020, corporate and other securities available-for-sale included the following at fair value: corporate fixed-to-float bonds at $3.3 million, mutual fund at $8.0 thousand and foreign debt of $10.0 thousand. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $698.3 thousand and corporate stock in the amount of $1.0 million and a venture fund at $20.0 thousand at June 30, 2021. The Company held $1.1 million of FHLB stock and $1.0 million in corporate stock at December 31, 2020.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2021 and December 31, 2020.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
June 30, 2021	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury Securities	$15,448	$274	$—	$—	$15,448	$274
Mortgage-backed securities	145,058	1,564	12,170	78	157,228	1,642
Small Business Administration pools	6,151	61	943	—	7,094	61
State and local government	13,977	295	—	—	13,977	295
Total	$180,634	$2,194	$13,113	$78	$193,747	$2,272

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2020	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	21,298	152	1,414	33	22,712	185
Small Business Administration pools	—	—	1,323	7	1,323	7
State and local government	4,930	76	—	—	4,930	76
Total	$26,228	$228	$2,737	$40	$28,965	$268

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $353.1 million and $257.3 million and approximate fair value of $357.5 million and $265.4 million at June 30, 2021 and December 31, 2020, respectively. Unrealized losses on certain of these investments are not considered to be “other than temporary,” and the Company has the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSEs. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2021.

Non-agency Mortgage Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at June 30, 2021 with an amortized cost of $51.2 thousand and approximate fair value of $49.1 thousand. The Company held PLMBSs, including CMOs, at December 31, 2020 with an amortized cost of $57.4 thousand and approximate fair value of $54.7 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2021.

The following sets forth the amortized cost and fair value of investment securities at June 30, 2021 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale
June 30, 2021	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$15,519	$15,768
Due after one year through five years	159,613	163,332
Due after five years through ten years	162,819	168,061
Due after ten years	121,576	121,790
Total	$459,527	$468,951

Note 4—Loans

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $3.2 million and $2.2 million as of June 30, 2021 and December 31, 2020, respectively.

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Commercial, financial and agricultural	$111,449	$96,688
Real estate:
Construction	95,865	95,282
Mortgage-residential	44,594	43,928
Mortgage-commercial	592,099	573,258
Consumer:
Home equity	26,662	26,442
Other	7,649	8,559
Total loans, net of deferred loan fees and costs	$878,318	$844,157

Commercial, financial, and agricultural category includes $47.2 million and $42.2 million in PPP loans, net of deferred fees and costs, as of June 30, 2021 and December 31, 2020, respectively.

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended and six months ended June 30, 2021 and June 30, 2020 and for the year ended December 31, 2020 is as follows:

(Dollars in thousands)
	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
Three months ended June 30, 2021
Allowance for loan losses:
Beginning balance March 31, 2021	$758	$134	$480	$8,137	$309	$124	$621	$10,563
Charge-offs	—	—	—	(110)	—	(11)	—	(121)
Recoveries	2	—	—	7	5	14	—	28
Provisions	134	(9)	62	(8)	8	(16)	(3)	168
Ending balance June 30, 2021	$894	$125	$542	$8,026	$322	$111	$618	$10,638

			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
Six months ended June 30, 2021
Allowance for loan losses:
Beginning balance December 31, 2020	$778	$145	$541	$7,855	$324	$125	$621	$10,389
Charge-offs	—	—	—	(110)	—	(36)	—	(146)
Recoveries	3	—	—	11	6	30	—	50
Provisions	113	(20)	1	270	(8)	(8)	(3)	345
Ending balance June 30, 2021	$894	$125	$542	$8,026	$322	$111	$618	$10,638

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$2	$—	$—	$—	$2

Collectively evaluated for impairment	894	125	542	8,024	322	111	618	10,636

June 30, 2021 Loans receivable:
Ending balance-total	$111,449	$95,865	$44,594	$592,099	$26,662	$7,649	$—	$878,318

Ending balances:
Individually evaluated for impairment	—	—	310	5,163	21	—	—	5,494

Collectively evaluated for impairment	$111,449	$95,865	$44,284	$586,936	$26,641	$7,649	$—	$872,824

(Dollars in thousands)
	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
Three months ended June 30, 2020
Allowance for loan losses:
Beginning balance March 31, 2020	$489	$148	$440	$5,531	$277	$112	$697	$7,694
Charge-offs	—	—	—	—	—	(25)	—	(25)
Recoveries	3	—	—	3	—	11	—	17
Provisions	277	17	57	935	16	34	(86)	1,250
Ending balance June 30, 2020	$769	$165	$497	$6,469	$293	$132	$611	$8,936

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
Six months ended June 30, 2020
Allowance for loan losses:
Beginning balance December 31, 2019	$427	$111	$367	$4,602	$240	$97	$783	$6,627
Charge-offs	—	—	—	—	—	(48)	—	(48)
Recoveries	3	—	—	9	1	19	—	32
Provisions	339	54	130	1,858	52	64	(172)	2,325
Ending balance June 30, 2020	$769	$165	$497	$6,469	$293	$132	$611	$8,936

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$4	$—	$—	$—	$4

Collectively evaluated for impairment	769	165	497	6,465	293	132	611	8,932

June 30, 2020 Loans receivable:
Ending balance-total	$107,184	$82,584	$45,424	$544,670	$27,156	$10,354	$—	$817,372

Ending balances:
Individually evaluated for impairment	—	—	333	3,020	66	—	—	3,419

Collectively evaluated for impairment	$107,184	$82,584	$45,091	$541,650	$27,090	$10,354	$—	$813,953

			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
December 31, 2020
Allowance for loan losses:
Beginning balance December 31, 2019	$427	$111	$367	$4,602	$240	$97	$783	$6,627
Charge-offs	—	(2)	—	(1)	—	(107)	—	(110)
Recoveries	130	2	—	23	2	52	—	209
Provisions	221	34	174	3,231	82	83	(162)	3,663
Ending balance December 31, 2020	$778	$145	$541	$7,855	$324	$125	$621	$10,389

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$2	$—	$—	$—	$2

Collectively evaluated for impairment	778	145	541	7,853	324	125	621	10,387

December 31, 2020 Loans receivable:
Ending balance-total	$96,688	$95,282	$43,928	$573,258	$26,442	$8,559	$—	$844,157

Ending balances:
Individually evaluated for impairment	—	—	440	5,631	42	—	—	6,113

Collectively evaluated for impairment	96,688	95,282	43,488	567,627	26,400	8,559	—	838,044

The following tables as of June 30, 2021, June 30, 2020, and December 31, 2020, are by loan category and present loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	income	Recorded	Income
June 30, 2021	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	310	361	—	315	7	310	4
Mortgage-commercial	5,062	7,689	—	5,332	188	5,168	94
Consumer:
Home equity	21	25	—	21	1	20	—
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	—	—	—	—	—	—	—
Mortgage-commercial	101	101	2	111	3	101	1
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	310	361	—	315	7	310	4
Mortgage-commercial	5,163	7,790	2	5,443	191	5,269	95
Consumer:
Home equity	21	25	—	21	1	20	—
Other	—	—	—	—	—	—	—
	$5,494	8,176	$2	$5,779	$199	$5,599	$99

(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	income	Recorded	Income
June 30, 2020	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	333	425	—	337	10	331	7
Mortgage-commercial	2,827	5,567	—	3,189	147	3,141	74
Consumer:
Home equity	66	70	—	68	2	66	1
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	—	—	—	—	—	—	—
Mortgage-commercial	193	193	4	216	6	193	3
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	333	425	—	337	10	331	7
Mortgage-commercial	3,020	5,760	4	3,405	153	3,334	77
Consumer:
Home equity	66	70	—	68	2	66	1
Other	—	—	—	—	—	—	—
	$3,419	6,255	$4	$3,810	$165	$3,731	$85

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
December 31, 2020	Investment	Balance	Allowance	Investment	Recognized
With an allowance recorded:
Commercial	—	—	—	—	—
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	440	499	—	440	1
Mortgage-commercial	5,508	7,980	—	5,770	388
Consumer:
Home Equity	42	47	—	42	3
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	123	123	2	123	11
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	440	499	—	440	1
Mortgage-commercial	5,631	8,103	2	5,893	399
Consumer:
Home Equity	42	47	—	42	3
Other	—	—	—	—	—
	$6,113	$8,649	$2	$6,375	$403

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, no loans were classified as doubtful.

(Dollars in thousands)		Special
June 30, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$111,273	$176	$—	$—	$111,449
Real estate:
Construction	95,858	7	—	—	95,865
Mortgage – residential	44,111	154	329	—	44,594
Mortgage – commercial	579,401	2,529	10,169	—	592,099
Consumer:
Home Equity	25,244	219	1,199	—	26,662
Other	7,639	—	10	—	7,649
Total	$863,526	$3,085	$11,707	$—	$878,318

(Dollars in thousands)		Special
December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$96,507	$181	$—	$—	$96,688
Real estate:
Construction	95,282	—	—	—	95,282
Mortgage – residential	43,240	190	498	—	43,928
Mortgage – commercial	559,982	7,270	6,006	—	573,258
Consumer:
Home Equity	25,041	95	1,306	—	26,442
Other	8,538	21	—	—	8,559
Total	$828,590	$7,757	$7,810	$—	$844,157

At June 30, 2021 and December 31, 2020, non-accrual loans totaled $4.0 million and $4.7 million, respectively.

TDRs that are still accruing and included in impaired loans at June 30, 2021 and at December 31, 2020 amounted to $1.5 million and $1.6 million, respectively.

Loans greater than 90 days delinquent and still accruing interest were $4.2 million and $1.3 million at June 30, 2021 and December 31, 2020, respectively.

The following tables are by loan category and present loans past due and on non-accrual status as of June 30, 2021 and December 31, 2020:

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
June 30, 2021	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$111	$—	$4,164	$3,654	$7,929	$103,520	$111,449
Real estate:
Construction	—	—	—	—	—	95,865	95,865
Mortgage-residential	36	—	—	311	347	44,247	44,594
Mortgage-commercial	—	—	—	—	—	592,099	592,099
Consumer:
Home equity	—	—	—	21	21	26,641	26,662
Other	24	—	1	—	25	7,624	7,649
	$171	$—	$4,165	$3,986	$8,322	$869,996	$878,318

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2020	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$165	$27	$—	$4,080	$4,272	$92,416	$96,688
Real estate:
Construction	424	—	1,260	—	1,684	93,598	95,282
Mortgage-residential	7	—	—	440	447	43,481	43,928
Mortgage-commercial	—	—	—	—	—	573,258	573,258
Consumer:
Home equity	—	—	—	42	42	26,400	26,442
Other	21	21	—	—	42	8,517	8,559
	$617	$48	$1,260	$4,562	$6,487	$837,670	$844,157

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

COVID-19 Related Troubled Debt Restructurings and Loan Modifications for Affected Borrowers. The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act, 2021, permits banks to suspend requirements under generally accepted accounting principles (“GAAP”) for loan modifications to borrowers affected by COVID-19 that may otherwise be characterized as troubled debt restructurings, or TDRs, and suspend any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications are related to COVID-19, and (iii) the modification occurs between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

The Company is focused on servicing the financial needs of its commercial and consumer customers with flexible loan payment arrangements, including short-term loan modifications or forbearance payments and reducing or waiving certain fees on deposit accounts. Future governmental actions may require these and other types of customer-related responses. Beginning in March 2020, the Company proactively offered payment deferrals for up to 90 days to its loan customers regardless of the impact of the pandemic on their business or personal finances. The Company continues to consider potential deferrals with respect to certain customers, which are evaluated on a case-by-case basis. At its peak, which occurred during the second quarter of 2020, the Company granted payment deferments on loans totaling $206.9 million. As a result of payments being resumed at the conclusion of their payment deferral period, loans in which payments were being deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, to $16.1 million at December 31, 2020, to $8.7 million at March 31, 2021, and to $4.5 million at June 30, 2021. The Company had no loans remaining on initial deferral status in which both principal and interest were deferred at December 31, 2020, March 31, 2021 and June 30, 2021. The $4.5 million in deferrals at June 30, 2021 consists of two loans: a mixed use office building and an events / meeting center.

Troubled Debt Restructurings. The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. There were no loans determined to be TDRs that were restructured during the three-month periods ended June 30, 2021 and June 30, 2020. Additionally, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 90 days past due.

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

A summary of changes in the accretable yield for purchased credit-impaired loans for the three months and six months ended June 30, 2021 and June 30, 2020 are as follows:

(Dollars in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020

Accretable yield, beginning of period	$86	$116
Accretion	(7)	(7)
Accretable yield, end of period	$79	$109

(Dollars in thousands)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Accretable yield, beginning of period	$93	$123
Accretion	(14)	(14)
Accretable yield, end of period	$79	$109

At June 30, 2021 and December 31, 2020, the recorded investment in purchased impaired loans was $109 thousand and $110 thousand, respectively. The unpaid principal balance was $162 thousand and $171 thousand at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, these loans were all secured by commercial real estate.

Related party loans and lines of credit are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the three months ended June 30, 2021 and June 30, 2020:

(Dollars in thousands)	2021	2020
Beginning Balance December 31,	$3,297	$4,109
New Loans	2	55
Less loan repayments	225	437
Ending Balance June 30,	$3,074	$3,727

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

In December 2019, the FASB issued guidance to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of, and simplify, GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments became effective for the Company for interim and annual periods beginning after December 15, 2020 and did not have a material effect on its financial statements.

In January 2020, the FASB issued guidance to address accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The amendments became effective for the Company for interim and annual periods beginning after December 15, 2020 and did not have a material effect on its financial statements.

In March 2020, the FASB issued guidance that makes narrow-scope improvements to various aspects of the financial instrument guidance, including the CECL guidance issued in 2016. For public business entities, the amendments were effective upon issuance of the final ASU. For all other entities, the amendments were effective for fiscal years beginning after December 15, 2019, and were effective for interim periods within those fiscal years beginning after December 15, 2020. The effective date of the amendments to ASU 2016-01 were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For the amendments related to ASU 2016-13, public business entities that meet the definition of an SEC filer, excluding eligible smaller reporting companies (as defined by the SEC), should adopt the amendments in ASU 2016-13 during 2020. All other entities should adopt the amendments in ASU 2016-13 during 2023. Early adoption is permitted. For entities that have not yet adopted the guidance in ASU 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in ASU 2016-13. For entities that have adopted the guidance in ASU 2016-13, the amendments were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For those entities, the amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to opening retained earnings in the statement of financial position as of the date that an entity adopted the amendments in ASU 2016-13. On November 15, 2019, FASB issued ASU 2019-10, which delayed the effective date for the ASU 2016-13 for smaller public business entities, including Community Banks, and nonpublic business entities to January 1, 2023. The Company does not expect these amendments to have a material effect on its financial statements.

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

In October 2020, the FASB issued guidance to clarify the FASB’s intent that an entity should reevaluate whether a callable debt security that has multiple call dates is within the scope of FASB ASC 310-20-35-33 for each reporting period. The amendments were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and did not have a material effect on the Company’s financial statements.

In October 2020, the FASB issued amendments to clarify the ASC and make minor improvements that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective for annual periods beginning after December 15, 2020 and did not have a material effect on the Company’s financial statements.

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

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$75,987	$75,987	$75,987	$—	$—
Investment securities available-for-sale	468,951	468,951	25,576	443,375	—
Other investments, at cost	1,718	1,718	—	—	1,718
Loans held-for-sale	11,416	11,416	—	11,416	—
Net loans receivable	867,680	871,342	—	—	871,342
Accrued interest receivable	4,012	4,012	4,012	—	—
Financial liabilities:
Non-interest bearing demand	$417,895	$417,895	$—	$417,895	$—
Interest bearing demand deposits and money market accounts	577,362	577,362	—	577,362	—
Savings	136,338	136,338	—	136,338	—
Time deposits	158,288	158,763	—	158,763	—
Total deposits	1,289,883	1,290,358	—	1,290,358	—
Securities sold under agreements to repurchase	60,487	60,487	—	60,487	—
Junior subordinated debt	14,964	14,493	—	14,493	—
Accrued interest payable	505	505	505	—	—

	December 31, 2020
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$64,992	$64,992	$64,992	$—	$—
Investment securities available-for-sale	359,866	359,866	20,564	339,302	—
Other investments, at cost	2,053	2,053	—	—	2,053
Loans held for sale	45,020	45,020	—	45,020	—
Net loans receivable	833,768	829,685	—	—	829,685
Accrued interest receivable	4,167	4,167	4,167	—	—
Financial liabilities:
Non-interest bearing demand	$385,511	$385,511	$—	$385,511	$—
Interest bearing demand deposits and money market accounts	520,205	520,205	—	520,205	—
Savings	123,032	123,032	—	123,032	—
Time deposits	160,665	161,505	—	61,505	—
Total deposits	1,189,413	1,190,253	—	1,190,253	—
Securities sold under agreements to repurchase	40,914	40,914	—	40,914	—
Junior subordinated debt	14,964	11,748	—	11,748	—
Accrued interest payable	667	667	667	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2021 and December 31, 2020 that are measured on a recurring basis. There were no liabilities carried at fair value as of June 30, 2021 or December 31, 2020 that are measured on a recurring basis.

(Dollars in thousands)

Description	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
US treasury securities	$15,448	$—	$15,448	$—
Government sponsored enterprises	—	—	—	—
Mortgage-backed securities	321,241	22,326	298,915	—
Small Business Administration pools	36,225	—	36,225	—
State and local government	89,338	—	89,338	—
Corporate and other securities	6,699	3,250	3,449	—
Total Available-for-sale securities	468,951	25,576	443,375	—
Loans held-for-sale	11,416	—	11,416	—
Total	$480,367	$25,576	$454,791	$—

(Dollars in thousands)

Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$1,502	$—	$1,502	$—
Government Sponsored Enterprises	1,006	—	1,006	—
Mortgage-backed securities	229,929	17,029	212,900	—
Small Business Administration pools	35,498	—	35,498	—
State and local government	88,603	3,535	85,068	—
Corporate and other securities	3,328	—	3,328	—
	359,866	20,564	339,302	—
Loans held for sale	45,020	—	45,020	—
Total	$404,886	$20,564	$384,322	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2021 and December 31, 2020 that are measured on a non-recurring basis. There were no Level 3 financial instruments for the three months ended June 30, 2021 and June 30, 2020 measured on a recurring basis.

Fair Value Measurements, Nonrecurring

(Dollars in thousands)

Description	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	310	—	—	310
Mortgage-commercial	5,163	—	—	5,163
Consumer:
Home equity	21	—	—	21
Other	—	—	—	—
Total impaired	5,494	—	—	5,494
Other real estate owned:
Construction	641	—	—	641
Mortgage-residential	541	—	—	541
Total other real estate owned	1,182	—	—	1,182
Total	$6,676	$—	$—	$6,676

(Dollars in thousands)

Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	440	—	—	440
Mortgage-commercial	5,629	—	—	5,629
Consumer:
Home equity	42	—	—	42
Other	—	—	—	—
Total impaired	6,111	—	—	6,111
Other real estate owned:
Construction	600	—	—	600
Mortgage-commercial	594	—	—	594
Total other real estate owned	1,194	—	—	1,194
Total	$7,305	$—	$—	$7,305

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $5.5 million and $6.1 million as of June 30, 2021 and December 31, 2020, respectively.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

Fair Value Measurement Inputs and Valuation Techniques

(Dollars in thousands)	Fair Value as of June 30, 2021	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,182	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$5,494	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2020	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,194	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$6,111	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Non-interest bearing demand deposits	$417,895	$385,511
Interest bearing demand deposits and money market accounts	577,362	520,205
Savings	136,338	123,032
Time deposits	158,288	160,665
Total deposits	$1,289,883	$1,189,413

As of June 30, 2021 and December 31, 2020, the Company had time deposits that meet or exceed the $250,000 FDIC insurance limit of $27.9 million and $28.6 million, respectively.

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

The following tables present selected financial information for the Company’s reportable business segments for the three and six months ended June 30, 2021 and June 30, 2020.

(Dollars in thousands)	Commercial		Investment
Six months ended June 30, 2021	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$22,260	$616	$—	$2,014	$(2,008)	$22,882
Interest expense	1,014	—	—	209	—	1,223
Net interest income	$21,246	$616	$—	$1,805	$(2,008)	$21,659
Provision for loan losses	345	—	—	—	—	345
Noninterest income	2,747	2,133	1,834	—	—	6,714
Noninterest expense	15,412	2,407	1,180	419	—	19,418
Net income before taxes	$8,236	$342	$654	$1,386	$(2,008)	$8,610
Income tax provision (benefit)	1,931	—	—	(119)	—	1,812
Net income (loss)	$6,305	$342	$654	$1,505	$(2,008)	$6,798

(Dollars in thousands)	Commercial		Investment
Six months ended June 30, 2020	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$20,634	$732	$—	$2,129	$(2,119)	$21,376
Interest expense	1,903	—	—	313	—	2,216
Net interest income	$18,731	$732	$—	$1,816	$(2,119)	$19,160
Provision for loan losses	2,325	—	—	—	—	2,325
Noninterest income	2,456	2,554	1,305	—	—	6,315
Noninterest expense	14,713	2,276	924	256	—	18,169
Net income before taxes	$4,149	$1,010	$381	$1,560	$(2,119)	$4,981
Income tax provision (benefit)	1,089	—	—	(119)	—	970
Net income (loss)	$3,060	$1,010	$381	$1,679	$(2,119)	$4,011

(Dollars in thousands)	Commercial		Investment
Three months ended June 30, 2021	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$11,399	$263	$—	$1,007	$(1,005)	$11,664
Interest expense	468	—	—	104	—	572
Net interest income	$10,931	$263	$—	$903	$(1,005)	$11,092
Provision for loan losses	168	—	—	—	—	168
Noninterest income	1,318	1,143	957	—	—	3,418
Noninterest expense	7,788	1,232	596	262	—	9,878
Net income before taxes	$4,293	$174	$361	$641	$(1,005)	$4,464
Income tax provision (benefit)	997	—	—	(76)	—	921
Net income	$3,296	$174	$361	$717	$(1,005)	$3,543

(Dollars in thousands)	Commercial		Investment
Three months ended June 30, 2020	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$10,230	$432	$—	$1,061	$(1,057)	$10,666
Interest expense	778	—	—	145	—	923
Net interest income	$9,452	$432	$—	$916	$(1,057)	$9,743
Provision for loan losses	1,250	—	—	—	—	1,250
Noninterest income	1,144	1,572	671	—	—	3,387
Noninterest expense	7,218	1,312	457	144	—	9,131
Net income before taxes	$2,128	$692	$214	$772	$(1,057)	$2,749
Income tax provision (benefit)	592	—	—	(60)	—	532
Net income	$1,536	$692	$214	$832	$(1,057)	$2,217

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of June 30, 2021	$1,491,909	$22,342	$1	$140,337	$(139,616)	$1,514,973
Total Assets as of December 31, 2020	$1,335,320	$59,372	$2	$140,256	$(139,568)	$1,395,382

Note 9—Leases

During the three-month period ended June 30, 2021 and June 30, 2020, the Company made cash payments for operating leases in the amount of $74.1 thousand and $72.7 thousand, respectively. During the six-month period ended June 30, 2021 and June 30, 2020, the Company made cash payments for operating leases in the amount of $148.0 thousand and $145.3 thousand, respectively. The lease expense recognized during this three-month period amounted to $80.8 thousand at both June 30, 2021 and June 30, 2020, respectively. The lease expense recognized during this six-month period amounted to $161.5 thousand at both June 30, 2021 and June 30, 2020, respectively. The lease liability was reduced by $40.7 thousand and $37.7 thousand at three-month ended June 30, 2021 and June 30, 2020, respectively. The lease liability was reduced by $81.2 thousand and $74.8 thousand at six-month ended June 30, 2021 and June 30, 2020, respectively. At June 30, 2021 and June 30, 2020, the weighted average lease term was 15.43 years and 16.16 years, respectively. The weighted average discount rate for June 30, 2021 and June 30, 2020 was 4.42% and 4.41%, respectively. The following table is a maturity analysis of the operating lease liabilities.

(Dollars in thousands)			Liability
Year	Cash	Lease Expense	Reduction
2021	$150	$66	$83
2022	303	126	177
2023	309	118	191
2024	282	110	172
2025	222	104	118
Thereafter	2,978	687	2,292
Total	$4,244	$1,211	$3,033

Note 10—Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2021 and the following:

●	The impact of the outbreak of the novel coronavirus, or COVID-19, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the CARES Act, the Consolidated Appropriations Act, 2021, and the American Rescue Plan Act of 2021), and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;

●	risks associated with our participation in the Paycheck Protection Program, otherwise the PPP, established by the CARES Act, including but not limited to, the failure of the borrower to qualify for loan forgiveness, which would subject us to the risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit;

●	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;

●	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

●	restrictions or conditions imposed by our regulators on our operations;

●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

●	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, write-down assets, or take other actions;

●	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;

●	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;

●	increases in competitive pressure in the banking and financial services industries;

●	changes in the interest rate environment which could reduce anticipated or actual margins;

●	changes in political or social conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;

●	general economic conditions resulting in, among other things, a deterioration in credit quality;

●	changes occurring in business conditions and inflation;

●	changes in access to funding or increased regulatory requirements with regard to funding;

●	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

●	changes in deposit flows;

●	changes in technology;

●	our current and future products, services, applications and functionality and plans to promote them;

●	changes in monetary and tax policies, including potential changes in tax laws and regulations;

●	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;

●	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;

●	the rate of delinquencies and amounts of loans charged-off;

●	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

●	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;

●	our ability to successfully execute our business strategy;

●	our ability to attract and retain key personnel;

●	our ability to retain our existing customers, including our deposit relationships;

●	adverse changes in asset quality and resulting credit risk-related losses and expenses;

●	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as the results of political elections, epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;

●	disruptions due to flooding, severe weather or other natural disasters; and

●	other risks and uncertainties detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, in Part II, Item 1A of our Quarterly Report on Form 10-Q, and in our other filings with the SEC.

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

Overview

The following discussion describes our results of operations for the six months and three months ended June 30, 2021 as compared to the six months and three months ended June 30, 2020; and analyzes our financial condition as of June 30, 2021 as compared to December 31, 2020. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

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

COVID-19 Pandemic

Our financial performance generally, and in particular the ability of our borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals to contain the spread of the virus caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including our local markets. As these restrictive measures have begun to ease in the second half of 2020 and into 2021, the U.S. economy has begun to recover and, with the broad availability and distribution of COVID-19 vaccines, we anticipate continued improvements in commercial and consumer activity, our local economy, and the U.S. economy.

While there are reasons for optimism, we recognize that our customers are experiencing varying degrees of financial distress, which we expect to continue into the second half of 2021. Commercial activity has improved, but has not returned to the levels existing before the outbreak of the pandemic, which may result in our borrowers’ inability to meet their loan obligations. Economic pressures and uncertainties related to the COVID-19 pandemic have also resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. In addition, our loan portfolio includes customers in industries such as hotels, restaurants and assisted living facilities, all of which have been significantly impacted by the COVID-19 pandemic. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely. As of June 30, 2021, the State of South Carolina, like most of the nation, is open with limited restrictions.

In addition, due to the COVID-19 pandemic, market interest rates declined significantly, with the 10-year Treasury bond falling to a low of 0.52% in early August 2020, but increasing significantly since that time to 1.74% at March 31, 2021 and then declining to 1.45% at June 30, 2021. In March 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate to a range from 0% to 0.25%, and this low range was still in effect as of June 30, 2021. Furthermore, one-month to three-year Treasury yields ranged from 0.05% to 0.46% at June 30, 2021. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition and results of operations.

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

Lending Operations and Accommodations to Borrowers; Impact of COVID-19 on Asset Quality and Value of Investment Securities

We are focused on servicing the financial needs of our commercial and consumer customers with flexible loan payment arrangements, including short-term loan modifications or forbearance payments and reducing or waiving certain fees on deposit accounts. Future governmental actions may require these and other types of customer-related responses. Beginning in March 2020, we proactively offered payment deferrals for up to 90 days to our loan customers regardless of the impact of the pandemic on their business or personal finances. Some of these deferments were to businesses that temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash. We continue to consider potential deferrals with respect to certain customers, which we evaluate on a case-by-case basis. Loans on which payments have been deferred declined to $4.5 million at June 30, 2021 from $16.1 million at December 31, 2020 and from $175.0 million at June 30, 2020. We had no loans remaining on initial deferral status in which both principal and interest were deferred at December 31, 2020 and June 30, 2021. The $16.1 million in deferrals at December 31, 2020 consisted of seven loans on which only principal was being deferred. We had two loans totaling $4.5 million in continuing deferral status in which only principal is being deferred at June 30, 2021. One of these loans is for a mixed use office building and the other loan is for an events / meeting center.

We are also a small business administration approved lender and participated in the Paycheck Protection Program, or PPP, established under the CARES Act. We had PPP loans totaling $49.1 million gross of deferred fees and costs and $47.2 million net of deferred fees and costs at June 30, 2021. We had PPP loans totaling $43.3 million gross of deferred fees and costs and $42.2 million net of deferred fees and costs at December 31, 2020. The PPP deferred fees net of deferred costs will be recognized as interest income over the remaining life of the PPP loans.

Our asset quality metrics as of June 30, 2021 remained sound.  The non-performing asset ratio was 0.62% of total assets with the nominal level of $9.3 million in non-performing assets at June 30, 2021 compared to 0.50% and $7.0 million at December 31, 2020.  The increase in the non-performing asset ratio was due to one $4.2 million loan, which was an accruing loan past due 90 days or more at June 30, 2021. Subsequent to June 30, 2021, this loan was paid current in both principal and interest. Loans past due 30 days or more represented 0.49% of the loan portfolio at June 30, 2021 compared to 0.23% at December 31, 2020.  The increase in loans past due 30 days or more was due to the previously referenced $4.2 million loan that was paid current in both principal and interest subsequent to June 30, 2021. The ratio of classified loans plus OREO and repossessed assets increased to 9.45% of total bank regulatory risk-based capital at June 30, 2021 from 6.89% at December 31, 2020 due to one loan relationship, which was impacted by the COVID-19 pandemic.  During the three months ended June 30, 2021, we experienced net loan charge-offs of $87 thousand and net overdraft charge-offs of $6 thousand.

At June 30, 2021, our non-performing assets were not yet materially impacted by the economic pressures of the COVID-19 pandemic. As we closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our customers, we evaluated and identified our exposure to certain industry segments most impacted by the COVID-19 pandemic as of June 30, 2021:

Industry Segments	Outstanding	% of Loan	Avg. Loan	Avg. Loan to
(Dollars in millions)	Loan Balance	Portfolio	Size	Value
Hotels	$33.9	3.9%	$2.3	69%
Restaurants	$21.3	2.4%	$0.7	70%
Assisted Living	$8.7	1.0%	$1.4	46%
Retail	$83.0	9.5%	$0.7	57%

We are also monitoring the impact of the COVID-19 pandemic on the operations and value of our investments. We mark to market our publicly traded investments and review our investment portfolio for impairment at, a minimum, quarterly. We do not consider any securities in our investment portfolio to be other-than-temporarily impaired at June 30, 2021. However, because of changing economic and market conditions affecting issuers, we may be required to recognize future impairments on the securities we hold as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

Capital and Liquidity

Our capital remained strong and exceeded the well-capitalized regulatory requirements at June 30, 2021.  Total shareholders’ equity increased $1.6 million or 1.2% to $137.9 million at June 30, 2021 from $136.3 million at December 31, 2020. The $1.6 million increase was due to a $5.0 million increase in retention of earnings less dividends paid and a $0.4 million increase due to employee and director stock awards partially offset by a $3.8 million reduction in accumulated other comprehensive income. The decline in accumulated other comprehensive income was due to an increase in longer-term market interest rates, which resulted in a reduction in the net unrealized gains in our investment securities portfolio. In 2018, the Federal Reserve increased the asset size to qualify as a small bank holding company.  As a result of this change, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise.  The Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets.  These requirements are essentially the same as those that applied to the Company prior to the change in the definition of a small bank holding company.  Each of the regulatory capital ratios for the Bank exceeds the well capitalized minimum levels currently required by regulatory statute at June 30, 2021 and December 31, 2020. Refer to the Liquidity and Capital Resources section for more details.

Dollars in thousands		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
June 30, 2021
Leverage Ratio	8.48%	5.00%	4.00%	$51,561	$66,395
Common Equity Tier 1 Capital Ratio	13.52%	6.50%	4.50%	65,275	83,877
Tier 1 Capital Ratio	13.52%	8.00%	6.00%	51,323	69,925
Total Capital Ratio	14.66%	10.00%	8.00%	43,359	61,961
December 31, 2020
Leverage Ratio	8.84%	5.00%	4.00%	$52,270	$65,893
Common Equity Tier 1 Capital Ratio	12.83%	6.50%	4.50%	59,406	78,169
Tier 1 Capital Ratio	12.83%	8.00%	6.00%	45,334	64,097
Total Capital Ratio	13.94%	10.00%	8.00%	36,961	55,723

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

We believe that we have ample liquidity to meet the needs of our customers and to manage through the COVID-19 pandemic through our low cost deposits; our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks; and our ability to obtain advances secured by certain securities and loans from the Federal Home Loan Bank (“FHLB”).

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2021 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 12, 2021.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies. We have identified the determination of the allowance for loan losses, goodwill and other intangibles, income taxes, deferred tax assets, and deferred tax liabilities, other-than-temporary impairment, business combinations, and method of accounting for loans acquired to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management has reviewed and approved these critical accounting policies and estimates and has discussed these policies with our Audit and Compliance Committee. A brief discussion of each of these areas appears in our 2020 Annual Report on Form 10-K. During the first six months of 2021, we did not significantly alter the manner in which we applied our Critical Accounting Policies or developed related assumptions and estimates.

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Comparison of Results of Operations for Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Net Income

Our net income for the six months ended June 30, 2021 was $6.8 million, or $0.90 diluted earnings per common share, as compared to $4.0 million, or $0.54 diluted earnings per common share, for the six months ended June 30, 2020. The $2.8 million increase in net income between the two periods is primarily due to a $2.5 million increase in net interest income, a $399 thousand increase in non-interest income, and a $2.0 million reduction in provision for loan losses partially offset by a $1.2 million increase in non-interest expense and $842 thousand increase in income tax expense. The increase in net interest income results from an increase of $247.6 million in average earning assets partially offset by a 25 basis point decline in the net interest margin between the two periods. The increase in non-interest income is primarily related to increases in investment advisory fees and non-deposit commissions of $529 thousand, ATM/debit card income of $259 thousand, gains on sale of assets of $71 thousand, and $100 thousand from the collection of a summary judgment related to a loan charged off at a bank we acquired, partially offset by lower mortgage loan fees of $421 thousand and lower deposit service charges of $151 thousand. The reduction in provision for loan losses is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to the economic uncertainties caused by the COVID-19 pandemic during the first six months of 2020. The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $419 thousand, increased occupancy expense of $142 thousand, increased marketing and public relations expense of $108 thousand, increased FDIC assessment of $185 thousand, and increased computer service expense of $283 thousand partially offset by lower amortization of intangibles of $91 thousand. Our effective tax rate was 21.05% during the first six months of 2021 compared to 19.47% during the same period in 2020.

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

Please refer to the table at the end of this Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the average yields on assets and average rates on interest-bearing liabilities during the six-month periods ended June 30, 2021 and 2020, along with average balances and the related interest income and interest expense amounts.

Net interest income increased $2.5 million, or 13.0%, to $21.7 million for the six months ended June 30, 2021 from $19.2 million for the six months ended June 30, 2020. Our net interest margin declined by 25 basis points to 3.18% during the six months ended June 30, 2021 from 3.43% during the six months ended June 30, 2020. Our net interest margin, on a taxable equivalent basis, was 3.22% for the six months ended June 30, 2021 compared to 3.46% for the six months ended June 30, 2020. Average earning assets increased $247.6 million, or 22.0%, to $1.4 billion for the six months ended June 30, 2021 compared to $1.1 billion in the same period of 2020. The increase in net interest income was primarily due to a higher level of average earning assets partially offset by lower net interest margin. The increase in average earning assets was due to increases in loans, securities, and other short-term investments primarily due to Non-PPP loan growth, PPP loans, organic deposit growth, and excess liquidity from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. The decline in net interest margin was primarily due to the Federal Reserve reducing the target range of the federal funds rate two times totaling 150 basis points during the first quarter of 2020 and the excess liquidity generated from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic being deployed in lower yielding securities and other short-term investments. Lower market rates, the competitive loan pricing environment, and the COVID-19 pandemic put downward pressure on our net interest margin during 2020 and the first six months of 2021.

Average loans increased $101.8 million, or 12.9%, to $891.0 million for the six months ended June 30, 2021 from $789.3 million for the same period in 2020. Average PPP loans increased $39.7 million to $55.6 million and average Non-PPP loans increased $62.1 million to $835.5 million for the six months ended June 30, 2021. Average loans represented 65.0% of average earning assets during the six months ended June 30, 2021 compared to 70.2% of average earning assets during the same period in 2020. The decline in average loans as a percentage of average earning assets was primarily due to increases in deposits of $232.1 million and securities sold under agreements to repurchase of $7.2 million. The growth in our deposits and securities sold under agreements to repurchase was higher than the growth in our loans, which resulted in the excess funds being deployed in our securities portfolio and other short-term investments and to reduce the amount of our FHLB advances. The yield on loans declined 21 basis points to 4.34% during the six months ended June 30, 2021 from 4.55% during the same period in 2020. The yield on PPP loans was 5.23% and the yield on Non-PPP loans was 4.28% during the six months ended June 30, 2021. Interest income on PPP loans increased $1.2 million to $1.4 million during the first six months of 2021 from $217 thousand during the same period in 2020. The $1.4 million in interest income on PPP loans during the first six months of 2021 includes $1.2 million in accretion of deferred fees net of deferred costs. Average securities and average other short-term investments for the six months ended June 30, 2021 increased $111.6 million and $34.2 million, respectively, from the prior year period. The yield on our securities portfolio declined to 1.82% for the six months ended June 30, 2021 from 2.31% for the same period in 2020; and the yield on our other short-term investments declined to 0.16% for the six months ended June 30, 2021 from 0.88% for the same period in 2020. These declines were primarily related to the Federal Reserve reducing the target range of the federal funds rate as described above. The yield on earning assets for the six months ended June 30, 2021 and 2020 was 3.36% and 3.82%, respectively. The cost of interest-bearing liabilities was at 27 basis points during the six months ended June 30, 2021 compared to 58 basis points during the same period in 2020.

We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the six months ended June 30, 2021, these deposits averaged 89.6% of total deposits as compared to 86.4% during the same period of 2020. This increase was due to PPP loan proceeds, other stimulus funds related to the COVID-19 pandemic, and organic deposit growth.

Provision and Allowance for Loan Losses

We account for our allowance for loan losses under the incurred loss model. As discussed above, the CECL model will become effective for us on January 1, 2023. At June 30, 2021, the allowance for loan losses was $10.6 million, or 1.21% of total loans (excluding loans held-for-sale), compared to $10.4 million, or 1.23% of total loans (excluding loans held-for-sale) at December 31, 2020, and $8.9 million, or 1.09% of total loans (excluding loans held-for-sale), at June 30, 2020. Excluding PPP loans and loans held-for-sale, the allowance for loan losses was 1.28% of total loans at June 30, 2021 compared to 1.30% of total loans at December 31, 2020, and 1.16% at June 30, 2020. The increase in the allowance for loan losses compared to June 30, 2020 is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to loan growth and economic uncertainties caused by the COVID-19 pandemic.

Loans that we acquired in our acquisition of Cornerstone Bancorp, otherwise referred to herein as Cornerstone, in 2017 as well as in our acquisition of Savannah River Financial Corp., otherwise referred to herein as Savannah River, in 2014 are accounted for under FASB ASC 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At June 30, 2021 and December 31, 2020, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $201 thousand and $264 thousand, respectively.

Our provision for loan losses was $345 thousand for the six months ended June 30, 2021 compared to $2.3 million during the same period in 2020. The decline in the provision for loan losses is primarily related to an increase during the first six months of 2020 in the qualitative factors in our allowance for loan losses methodology related to the deteriorating economic conditions and economic uncertainties caused by the COVID-19 pandemic. During the first six months of 2020, we added a qualitative factor for the COVID-19 pandemic to our allowance for loan losses methodology. This new qualitative factor was based on the dollar amount of our deferrals and a one-year loss emergence period based on the highest period of annual historical loss rate since the Bank’s inception. As the pandemic worsened, we added our exposure to certain industry segments most impacted by the COVID-19 pandemic (hotels, restaurants, assisted living, and retail) to the COVID-19 qualitative factor and we extended the loss emergence period to two years based on the highest two periods of annual historical loss rates since the Bank’s inception. At June 30, 2021, we reduced the loss emergence period in the COVID-19 qualitative factor to 18 months from two years due to a reduction in the number of COVID-19 related cases, hospitalizations, and deaths within our markets. This reduction was partially offset by an increase in our qualitative factor related to economic conditions due to an increase in inflation, supply chain bottlenecks, and labor shortages in our markets.

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

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 to the Consolidated Financial Statements). The annualized weighted average loss ratios over the last 36 months for loans classified as substandard, special mention and pass have been approximately 0.161%, 0.018% and 0.004%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, our net charge-offs have experienced a modest net recovery. We currently believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle; however, the COVID-19 pandemic and the government and economic responses thereto may materially affect the risk within our loan portfolios.

We have a significant portion of our loan portfolio with real estate as the underlying collateral. At June 30, 2021 and December 31, 2020, approximately 86.4% and 87.5%, respectively, of the loan portfolio had real estate collateral. The reduction in the percent of our loan portfolio with real estate as the underlying collateral is due to the increase in PPP loans, which increased to $47.2 million at June 30, 2021 from $42.2 at December 31, 2020. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

Non-performing assets were $9.3 million (0.62% of total assets) at June 30, 2021 as compared to $7.0 million (0.50% of total assets) at December 31, 2020. The increase in the non-performing asset ratio was due to one $4.2 million loan, which was an accruing loan past due 90 days or more at June 30, 2021. Subsequent to June 30, 2021, this loan was paid current in both principal and interest. Total loans past due increased to $4.3 million, or 0.49% of total loans, at June 30, 2021 compared to $1.9 million, or 0.23% of total loans, at December 31, 2020. The increase in loans past due 30 days or more was due to the previously referenced $4.2 million loan that was paid current in both principal and interest subsequent to June 30, 2021. We continue to monitor the impact of the COVID-19 pandemic on our customer base of local businesses and professionals. There were 20 loans totaling $8.2 million (0.93% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at June 30, 2021. Of the 20 loans totaling $4.0 million, 16 were on non-accrual status at June 30, 2021. The largest loan included on non-accrual status is in the amount of $1.7 million and is secured by commercial real estate located in North Augusta, South Carolina. The average balance of the remaining 15 loans on non-accrual status is approximately $154 thousand with a range between $0 and $1.2 million, and the majority of these loans are secured by first mortgage liens. Furthermore, we had $1.5 million in accruing trouble debt restructurings, or TDRs, at June 30, 2021 compared to $1.6 million at December 31, 2020. We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. Nonaccrual loans and accruing TDRs are considered impaired. At June 30, 2021, we had 18 impaired loans totaling $5.6 million compared to 23 impaired loans totaling $6.1 million at December 31, 2020. These loans were measured for impairment under the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. At June 30, 2021, we had loans totaling $172 thousand that were delinquent 30 days to 89 days representing 0.02% of total loans compared to $665 thousand or 0.08% of total loans at December 31, 2020.

During the ongoing COVID-19 pandemic and because of our proactive offering of payment deferrals, loans on which payments have been deferred declined to $4.5 million at June 30, 2021, from $8.7 million at March 31, 2021, from $16.1 million at December 31, 2020, from $27.3 million at September 30, 2020, from $175.0 million at June 30, 2020 and from $118.3 million at March 31, 2020. The $16.1 million in deferrals at December 31, 2020 consisted of seven loans on which only principal was being deferred. We had two loans totaling $4.5 million in continuing deferral status in which only principal was being deferred at June 30, 2021. One of these loans is for a mixed use office building and the other loan is for an events / meeting center. Some of these deferments were to businesses that temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash.  We proactively offered initial deferrals to our customers regardless of the impact of the pandemic on their business or personal finances. We obtained additional information from customers who requested second or continuing deferrals and we performed additional analyses to justify the need for the second or continuing deferral requests. Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans and given the ongoing and uncertain impact of the COVID-19 pandemic, we will continue to monitor our loan portfolio for potential risks.

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020
Average loans outstanding (including loans held-for-sale)	$891,021	$789,250
Loans outstanding at period end (excluding loans held-for-sale)	$878,318	$817,372
Non-performing assets:
Nonaccrual loans	$3,986	$1,806
Loans 90 days past due still accruing	4,165	—
Foreclosed real estate	1,182	1,449
Repossessed-other	—	—
Total non-performing assets	$9,333	$3,255

Beginning balance of allowance	$10,389	$6,627
Loans charged-off:
Commercial	—	—
Real Estate - Construction	—	—
Real Estate Mortgage - Residential	—	—
Real Estate Mortgage - Commercial	110	1
Consumer - Home Equity	—	—
Consumer - Other	37	47
Total loans charged-off	147	48
Recoveries:
Commercial	3	3
Real Estate - Construction	—	—
Real Estate Mortgage - Residential	—	—
Real Estate Mortgage - Commercial	11	9
Consumer - Home Equity	6	1
Consumer - Other	31	19
Total recoveries	51	32
Net loan charge offs	96	16
Provision for loan losses	345	2,325
Balance at period end	$10,638	$8,936

Net charge offs to average loans (annualized)	0.02%	0.00%
Allowance as percent of total loans	1.21%	1.09%
Non-performing assets as % of total assets	0.62%	0.25%
Allowance as % of non-performing loans	130.51%	274.53%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	June 30, 2021		December 31, 2020
		% of allowance in		% of allowance in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$894	8.4%	$778	7.5%
Real Estate – Construction	125	1.2%	145	1.4%
Real Estate Mortgage:
Residential	542	5.1%	541	5.2%
Commercial	8,026	75.4%	7,855	75.6%
Consumer:
Home Equity	322	3.0%	324	3.1%
Other	111	1.0%	125	1.2%
Unallocated	618	5.9%	621	6.0%
Total	$10,638	100.0%	$10,389	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the six months ended June 30, 2021 was $6.7 million compared to $6.3 million during the same period in 2020. Deposit service charges declined $151 thousand during the six months ended June 30, 2021 compared to the same period in 2020 primarily due to lower overdraft fees. Mortgage banking income declined by $421 thousand to $2.1 million during the six months ended June 30, 2021 from $2.6 million during the same period in 2020 due to both a reduction in mortgage production the gain-on-sale margin. Mortgage production during the six months ended June 30, 2021 was $76.4 million compared to $89.2 million during the same period in 2020. The gain on sale margin was 2.79% in the six months ended June 30, 2021 compared to 2.86% during the same period in 2020. The gain on sale margin was 3.39% during the three months ended June 30, 2021 and 2.32% during the three months ended March 31, 2021. The gain on sale margin was limited during 2020 and the first quarter of 2021 as we worked on certain loans not yet sold, in an effort to resolve processing and delivery issues. We anticipate the future gain-on-sale margin will be approximately 3.00% to 3.25%. Investment advisory fees increased $529 thousand to $1.8 million during the six months ended June 30, 2021 from $1.3 million during the same period in 2020. Total assets under management increased to $577.5 million at June 30, 2021 compared to $501.6 million at December 31, 2020 and $390.7 million at June 30, 2020. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions. Gain on sale of other assets was $77 thousand during the six months ended June 30, 2021 compared to $6 thousand during the same period in 2020.

Non-interest income, other increased $371 thousand during the six months ended June 30, 2021 compared to the same period in 2020 primarily due to $100 thousand received from the collection of a summary judgment related to a loan charged off at a bank we acquired, a $259 thousand increase in ATM debit card income, and a $23 thousand increase in rental income partially offset by a $20 thousand reduction in income on bank owned life insurance.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Six months ended June 30,
	2021	2020
ATM debit card income	$1,323	$1,064
Income on bank owned life insurance	345	365
Rental income	149	126
Other service fees and safe deposit box fees	118	116
Wire transfer fees	56	43
Other	221	127
Total	$2,212	$1,841

Non-interest expense increased $1.2 million during the six months ended June 30, 2021 to $19.4 million compared to $18.2 million during the same period in 2020. Salary and benefit expense increased $419 thousand to $11.9 million during the six months ended June 30, 2021 from $11.5 million during the same period in 2020. This increase is primarily a result of the normal salary adjustments and increased mortgage and financial planning and investment advisory commissions. We had 249 full time equivalent employees at June 30, 2021 compared to 242 at June 30, 2020. Occupancy expense increased $142 thousand to $1.5 million during the six months ended June 30, 2021 compared to $1.3 million during the same period in 2020. Marketing and public relations expense increased $108 thousand to $709 thousand during the six months ended June 30, 2021 from $601 thousand during the same period in 2020. FDIC assessments increased $185 thousand due to a higher assessment rate in 2021 related to a decrease in our leverage ratio and an increase in our assessment base due to higher average assets as well as $39 thousand of small bank assessment credits utilized in the six months ended June 30, 2020. The reduction in our leverage ratio and the increase in our assessment base were partially related to PPP loans and the excess liquidity generated from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. Furthermore, we received FDIC small bank assessment credits during the six months ended June 30, 2020 compared to none during the same period in 2021. The FDIC small bank assessment credits were fully utilized during the first quarter of 2020.

Non-interest expense, other increased $480 thousand in the first six months of 2021 as compared to the same period in 2020 primarily due to higher data processing expense of $282 thousand, which includes ATM debit card expense, higher telephone expense of $19 thousand, higher legal expenses of $132 thousand, higher director fees of $19 thousand, and higher shareholder expense of $18 thousand.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Six months ended June 30,
	2021	2020
Data processing	$1,815	$1,533
Telephone	190	171
Correspondent services	145	136
Insurance	159	156
Legal, professional, and brokerage fees	817	683
Director fees	191	172
Shareholder expense	116	98
Dues	80	72
Loan closing costs/fees	165	176
Other	534	535
Total	$4,212	$3,732

Income Tax Expense

Our effective tax rate was 21.05% and 19.47% in the first six months of 2021 and 2020, respectively. The effective rate in 2021, 2020, and 2019 is or was impacted by the passing of the Tax Cut and Jobs Act on December 22, 2017. The federal tax rate prior to this change was 34%, and beginning January 1, 2018, the rate was lowered to 21%.

Comparison of Results of Operations for Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Net Income

Our net income for the three months ended June 30, 2021 was $3.5 million, or $0.47 diluted earnings per common share, as compared to $2.2 million, or $0.30 diluted earnings per common share, for the three months ended June 30, 2020. The $1.3 million increase in net income between the two periods is primarily due to a $1.3 million increase in net interest income, a $31 thousand increase in non-interest income, and a $1.1 million reduction in provision for loan losses partially offset by a $747 thousand increase in non-interest expense and $389 thousand increase in income tax expense. The increase in net interest income results from an increase of $233.1 million in average earning assets partially offset by an 18 basis point decline in the net interest margin between the two periods. The increase in non-interest income is primarily related to increases in investment advisory fees and non-deposit commissions of $286 thousand, ATM/debit card income of $144 thousand, and rental income of $18 thousand partially offset by a reduction in mortgage banking income of $429 thousand. The reduction in provision for loan losses is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to the economic uncertainties caused by the COVID-19 pandemic during the first six months of 2020. We reduced the loss emergence period assumption on our COVID-19 qualitative factor to 18 months from 24 months at June 30, 2021 due to reductions in the number of COVID-19 cases, hospitalizations, and deaths in our markets. However, we partially offset this reduction by increasing our economic conditions qualitative factor by two basis points due to higher inflation, supply chain bottlenecks, and labor shortages in certain industries. The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $108 thousand, increased occupancy expense of $55 thousand, increased equipment expense of $40 thousand, increased marketing and public relations expense of $66 thousand, increased FDIC assessment of $58 thousand, and increased other expense of $448 thousand partially offset by lower amortization of intangibles of $43 thousand. The increase in the other category included some non-recurring legal expenses as well as one-time costs related to product and service enhancements and expenses associated with our conversion to a new mortgage origination system. Our effective tax rate was 20.63% during the three months ended June 30, 2021 compared to 19.35% during the same period in 2020.

Net Interest Income

Please refer to the table at the end of this Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the average yields on assets and average rates on interest-bearing liabilities during the three-month periods ended June 30, 2021 and 2020, along with average balances and the related interest income and interest expense amounts.

Net interest income increased $1.3 million, or 13.8%, to $11.1 million for the three months ended June 30, 2021 from $9.7 million for the three months ended June 30, 2020. Our net interest margin declined by 18 basis points to 3.17% during the three months ended June 30, 2021 from 3.35% during the three months ended June 30, 2020. Our net interest margin, on a taxable equivalent basis, was 3.20% for the three months ended June 30, 2021 compared to 3.38% for the three months ended June 30, 2020. Average earning assets increased $233.1 million, or 19.9%, to $1.4 billion for the three months ended June 30, 2021 compared to $1.2 billion in the same period of 2020. The increase in net interest income was primarily due to a higher level of average earning assets partially offset by lower net interest margin. The increase in average earning assets was due to increases in loans, securities, and other short-term investments primarily due to Non-PPP loan growth, PPP loans, organic deposit growth, and excess liquidity from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. The decline in net interest margin was primarily due to the Federal Reserve reducing the target range of the federal funds rate two times totaling 150 basis points during the first quarter of 2020 and the excess liquidity generated from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic being deployed in lower yielding securities and other short-term investments. Lower market rates, the competitive loan pricing environment, and the COVID-19 pandemic put downward pressure on our net interest margin during 2020 and the first six months of 2021.

Average loans increased $70.8 million, or 8.6%, to $895.6 million for the three months ended June 30, 2021 from $824.8 million for the same period in 2020. Average PPP loans increased $23.8 million to $55.6 million and average Non-PPP loans increased $47.0 million to $895.6 million for the three months ended June 30, 2021. Average loans represented 63.8% of average earning assets during the three months ended June 30, 2021 compared to 70.4% of average earning assets during the same period in 2020. The decline in average loans as a percentage of average earning assets was primarily due to increases in deposits of $225.0 million and securities sold under agreements to repurchase of $6.5 million. The growth in our deposits and securities sold under agreements to repurchase was higher than the growth in our loans, which resulted in the excess funds being deployed in our securities portfolio and other short-term investments and to reduce the amount of our FHLB advances. The yield on loans declined four basis points to 4.36% during the three months ended June 30, 2021 from 4.40% during the same period in 2020. The yield on PPP loans was 5.45% and the yield on Non-PPP loans was 4.29% during the three months ended June 30, 2021. Interest income on PPP loans increased $539 thousand to $756 thousand during the first three months of 2021 from $217 thousand during the same period in 2020. The $756 thousand in interest income on PPP loans during the first three months of 2021 includes $611 thousand in accretion of deferred fees net of deferred costs. Average securities and average other short-term investments for the three months ended June 30, 2021 increased $136.0 million and $26.3 million, respectively, from the prior year period. The yield on our securities portfolio declined to 1.76% for the three months ended June 30, 2021 from 2.20% for the same period in 2020; and the yield on our other short-term investments declined to 0.15% for the three months ended June 30, 2021 from 0.29% for the same period in 2020. These declines were primarily related to the Federal Reserve reducing the target range of the federal funds rate as described above. The yield on earning assets for the three months ended June 30, 2021 and 2020 was 3.33% and 3.66%, respectively. The cost of interest-bearing liabilities was at 24 basis points during the three months ended June 30, 2021 compared to 48 basis points during the same period in 2020. The cost of deposits, including demand deposits, was 14 basis points during the three months ended June 30, 2021 compared to 28 basis points during the same period in 2020. The cost of funds, including demand, deposits was 17 basis points during the three months ended June 30, 2021 compared to 33 basis points during the same period in 2020.

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended June 30, 2021 was $3.4 million compared to $3.4 million during the same period in 2020. Mortgage banking income declined by $429 thousand to $1.1 million during the three months ended June 30, 2021 from $1.6 million during the same period in 2020 due to a reduction in mortgage production partially offset by an increase in the gain-on-sale margin. Mortgage production during the three months ended June 30, 2021 was $33.7 million compared to $53.9 million during the same period in 2020. The gain on sale margin was 3.39% in the three months ended June 30, 2021 compared to 2.92% during the same period in 2020. The gain on sale margin was limited during 2020 and the first quarter of 2021 as we worked on certain loans not yet sold, in an effort to resolve processing and delivery issues. We anticipate the future gain-on-sale margin will be approximately 3.00% to 3.25%. Investment advisory fees increased $286 thousand to $957 thousand during the three months ended June 30, 2021 from $671 thousand during the same period in 2020. Total assets under management increased to $577.5 million at June 30, 2021 compared to $501.6 million at December 31, 2020 and $390.7 million at June 30, 2020. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions.

Non-interest income, other increased $172 thousand during the three months ended June 30, 2021 compared to the same period in 2020 primarily due to a $144 thousand increase in ATM debit card income and an $18 thousand increase in rental income partially offset by a $20 thousand reduction in income on bank owned life insurance.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Three months ended June 30,
	2021	2020
ATM debit card income	$696	$552
Income on bank owned life insurance	179	183
Rental income	78	60
Other service fees and safe deposit box fees	57	56
Wire transfer fees	30	23
Other	66	60
Total	$1,106	$934

Non-interest expense increased $747 thousand during the three months ended June 30, 2021 to $9.9 million compared to $9.1 million during the same period in 2020. Salary and benefit expense increased $108 thousand to $5.9 million during the three months ended June 30, 2021 from $5.8 million during the same period in 2020. This increase is primarily a result of the normal salary adjustments and increased mortgage and financial planning and investment advisory commissions. We had 249 full time equivalent employees at June 30, 2021 compared to 242 at June 30, 2020. Occupancy expense increased $55 thousand to $734 thousand during the three months ended June 30, 2021 compared to $679 thousand during the same period in 2020. Equipment expense increased $40 thousand to $338 thousand during the three months ended June 30, 2021 compared to $298 thousand during the same period in 2020. Marketing and public relations expense increased $66 thousand to $313 thousand during the three months ended June 30, 2021 from $247 thousand during the same period in 2020. FDIC assessments increased $58 thousand due to a higher assessment rate in 2021 related to a decrease in our leverage ratio and an increase in our assessment base due to higher average assets. The reduction in our leverage ratio and the increase in our assessment base were partially related to PPP loans and the excess liquidity generated from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. Amortization of intangibles declined $43 thousand to $52 thousand during the three months ended June 30, 2021 compared to $95 thousand during the same period in 2020.

Non-interest expense, other increased $448 thousand during the three months ended June 30, 2021 as compared to the same period in 2020 primarily due to higher data processing expense, which includes ATM debit card expense, higher telephone expense, higher legal expenses, and higher shareholder expense.  The increase in the other category included certain non-recurring legal expenses as well as one-time costs related to product and service enhancements and expenses associated with the conversion to a new mortgage origination system.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Three months ended
	June 30,
	2021	2020
Data processing	$960	$756
Telephone	101	89
Correspondent services	75	70
Insurance	79	78
Legal, professional, and brokerage fees	441	352
Director fees	96	90
Shareholder expense	67	48
Dues	40	36
Loan closing costs/fees	115	106
Other	318	219
	$2,292	$1,844

Financial Position

Assets totaled $1.5 billion at June 30, 2021 and $1.4 billion at December 31, 2020. Loans (excluding loans held-for-sale) increased $34.1 million to $878.3 million at June 30, 2021 from $844.2 million at December 31, 2020.

Total loan production excluding PPP loans and a PPP related credit facility was $61.1 million during the three months ended June 30, 2021 and 101.3 million during the six months ended June 30, 2021 compared to $39.3 and $72.8 million during the same periods in 2020, respectively. Loans held-for-sale declined to $11.4 million at June 30, 2021 from $45.0 million at December 31, 2020 due to an improvement in the manufacturing process, which has resulted in a reduction in the numbers of days to sell loans to investors, and the movement of 30 loans totaling $7.6 million to loans held-for-investment. Mortgage production was $33.7 million during the three months ended June 30, 2021 compared to $53.9 million during the same period in 2020. Mortgage production was $76.4 million during the six months ended June 30, 2021 compared to $89.2 million during the same period in 2020. The loan-to-deposit ratio (including loans held-for-sale) at June 30, 2021 and December 31, 2020 was 69.0% and 74.8%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at June 30, 2021 and December 31, 2020 was 68.1% and 71.0%, respectively. Investment securities increased to $470.7 million at June 30, 2021 from $361.9 million at December 31, 2020. Other short-term investments increased to $52.3 million at June 30, 2021 from $46.1 million at December 31, 2020. The increases in investments and other short-term investments are primarily due to organic deposit growth and excess liquidity from customer’s PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic.

Non-PPP loans increased $29.2 million to $831.1 million at June 30, 2021 from $801.9 million at December 31, 2020. PPP loans increased $5.0 million to $47.2 million at June 30, 2021 from $42.2 million at December 31, 2020. PPP loans totaled $49.1 million gross of deferred fees and costs and $47.2 million net of deferred fees and costs at June 30, 2021. The $1.9 million in PPP deferred fees net of deferred costs at June 30, 2021 will be recognized as interest income over the remaining life of the PPP loans.

During 2020, we originated 843 PPP loans totaling $51.2 million gross of deferred fees and costs and $49.8 million net of deferred fees and costs. Furthermore, during 2020, we facilitated the origination of 111 PPP loans totaling $31.2 million for our customers through a third party prior to establishing our own PPP platform. During 2020, 159 PPP loans totaling $8.0 million were forgiven through the SBA PPP forgiveness process. As of June 30, 2021, 779 PPP loans originated by the Company totaling $39.0 million, gross of deferred fees, had been forgiven. As of June 30, 2021, we originated 574 PPP loans in 2021, totaling $37.3 million, gross of deferred fees.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(Dollars in thousands)	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial, financial & agricultural	$111,449	12.7%	$96,688	11.5%
Real estate:
Construction	95,865	10.9%	95,282	11.3%
Mortgage – residential	44,594	5.1%	43,928	5.2%
Mortgage – commercial	592,099	67.4%	573,258	67.9%
Consumer:
Home Equity	26,662	3.0%	26,442	3.1%
Other	7,649	0.9%	8,559	1.0%
Total gross loans	878,318	100.0%	844,157	100.0%
Allowance for loan losses	(10,638)		(10,389)
Total net loans	$867,680		$833,768

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

Deposits increased $100.5 million to $1.3 billion at June 30, 2021 compared to $1.2 billion at December 31, 2020.  Our pure deposits, which are defined as total deposits less certificates of deposits, increased $103.0 million to $1.162 billion at June 30, 2021 from $1.059 billion at December 31, 2020.  We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. We had no brokered deposits and no listing services deposits at June 30, 2021.  Our securities sold under agreements to repurchase, which are related to our customer cash management accounts, increased $19.6 million to $60.5 million at June 30, 2021 from $40.9 million at December 31, 2020.  This increase was due to seasonality in our cash management accounts.

Total shareholders’ equity increased $1.6 million, or 1.2%, to $137.9 million at June 30, 2021 from $136.3 million at December 31, 2020. The $1.6 million increase was due to a $5.0 million increase in retention of earnings less dividends paid and a $0.4 million increase due to employee and director stock awards partially offset by a $3.8 million reduction in accumulated other comprehensive income partially offset by a $2.4 million increase in retention of earnings less dividends paid. The decline in accumulated other comprehensive income was due to an increase in longer-term market interest rates, which resulted in a reduction in the net unrealized gains in our investment securities portfolio. In late 2019, we obtained approval of a share repurchase plan of up to 200,000 shares of our outstanding common stock; however, no share repurchases were made under this repurchase plan prior to its expiration on December 31, 2020. On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2021 repurchase plan”), which represents approximately 5% of our 7,539,587 shares outstanding as of June 30, 2021. The approved 2021 repurchase plan provides us with some flexibility in managing our capital going forward. No share repurchases were made during the three and six months ended June 30, 2021 and June 30, 2020.

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

We employ a monitoring technique that measures our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Simulation modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. We model the impact on net interest income for several different changes, to include a flattening, steepening and parallel shift in the yield curve. For each of these scenarios, we model the impact on net interest income in an increasing and decreasing rate environment of 100 and 200 basis points. We also periodically stress certain assumptions such as loan prepayment rates, deposit decay rates and interest rate betas to evaluate our overall sensitivity to changes in interest rates. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in net interest income at no more than 10% and 15%, respectively, in a 100 and 200 basis point change in interest rates over a 12-month period. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Neither the “gap” analysis or asset/liability modeling are precise indicators of our interest sensitivity position due to the many factors that affect net interest income including, the timing, magnitude and frequency of interest rate changes as well as changes in the volume and mix of earning assets and interest-bearing liabilities.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at June 30, 2021 and December 31, 2020 over the subsequent 12 months. At June 30, 2021 and December 31, 2020, we were slightly liability sensitive over the first three month period and over the balance of a 12-month period are asset sensitive on a cumulative basis. As a result, our modeling reflects slight exposure to falling rates and our rising rate exposure trends from neutral to slightly liability sensitive as rates move higher over the first 12 months. This negative impact of rising rates reverses and net interest income is favorably impacted over a 24-month period. During the second 12-month period after 100 basis point and 200 basis point simultaneous and parallel increases in interest rates along the entire yield curve, our net interest income is projected to increase 3.71% and 7.07%, respectively.. In a declining rate environment, the model reflects a decline in net interest income. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	June 30, 2021	December 31, 2020
+200bp	-3.35%	-0.73%
+100bp	-1.01%	+0.08%
Flat	—	—
-100bp	-4.50%	-3.37%
-200bp	-7.66%	-3.58%

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At June 30, 2021 and December 31, 2020, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 6.76% and 11.47%, respectively. The PVE exposure in a down 100 basis point decrease was estimated to be (9.69)% at June 30, 2021 compared to (14.32)% at December 31, 2020.

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

As of June 30, 2021, we have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic. We had no brokered deposits and no listing services deposits at June 30, 2021. We believe that we have ample liquidity to meet the needs of our customers and to manage through the COVID-19 pandemic through our low cost deposits; our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks; and our ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.   Shareholders’ equity declined to 9.1% of total assets at June 30, 2021 from 9.8% at December 31, 2020 primarily due to PPP loans and excess liquidity from customer’s PPP loans, other stimulus funds related to the COVID-19 pandemic, and due to a $3.8 million reduction in accumulated other comprehensive income. The Bank maintains federal funds purchased lines in the total amount of $60.0 million with two financial institutions, although these were not utilized at June 30, 2021 and $10 million through the Federal Reserve Discount Window. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2021, we had issued commitments to extend unused credit of $150.3 million, including $43.0 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2020, we had issued commitments to extend unused credit of $142.6 million, including $42.3 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We regularly review our liquidity position and have implemented internal policies establishing guidelines for sources of asset-based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. Although uncertain, we may encounter stress on liquidity management as a direct result of the COVID-19 pandemic and the Bank’s participation in the PPP as a participating lender. We had PPP loans totaling $49.1 million gross of deferred fees and costs and $47.2 million net of deferred fees and costs at June 30, 2021 compared to $43.3 million gross of deferred fees and costs and $42.2 million net of deferred fees and costs at December 31, 2020. As customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total risk-based capital). The 2.5% capital conservation buffer was phased in incrementally over time, and became fully effective for us on January 1, 2019, resulting in the following effective minimum capital plus capital conservation buffer ratios: (i) a Common Equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%.

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules, discussed above, and, if applicable, is considered to have met the “well capitalized” capital ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III rules and file the appropriate regulatory reports. We have not elected to use the community bank leverage ratio framework but may make such an election in the future.

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of June 30, 2021, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

Dollars in thousands		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
June 30, 2021
Leverage Ratio	8.48%	5.00%	4.00%	$51,561	$66,395
Common Equity Tier 1 Capital Ratio	13.52%	6.50%	4.50%	65,275	83,877
Tier 1 Capital Ratio	13.52%	8.00%	6.00%	51,323	69,925
Total Capital Ratio	14.66%	10.00%	8.00%	43,359	61,961
December 31, 2020
Leverage Ratio	8.84%	5.00%	4.00%	$52,270	$65,893
Common Equity Tier 1 Capital Ratio	12.83%	6.50%	4.50%	59,406	78,169
Tier 1 Capital Ratio	12.83%	8.00%	6.00%	45,334	64,097
Total Capital Ratio	13.94%	10.00%	8.00%	36,961	55,723

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.48%, 13.52% and 14.66%, respectively, at June 30, 2021 as compared to 8.84%, 12.83%, and 13.94%, respectively, at December 31, 2020. The Bank’s Common Equity Tier 1 ratio at June 30, 2021 was 13.52% and at December 31, 2020 was 12.83%. Under the Basel III rules, we anticipate that the Bank will remain a well capitalized institution for at least the next 12 months.   Furthermore, based on our strong capital, conservative underwriting, and internal stress testing, we expect to remain well capitalized throughout the remainder of the COVID-19 pandemic. However, the Bank’s reported and regulatory capital ratios could be adversely impacted by future credit losses related to the COVID-19 pandemic.

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the second quarter of 2021 of $0.12 per common share.  This dividend is payable on August 17, 2021 to shareholders of record of our common stock as of August 3, 2021.

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

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans
PPP loans	$55,570	$1,440	5.23%	$15,908	$217	2.74%
Non-PPP loans	835,451	17,751	4.28%	773,342	17,628	4.58%
Total loans	891,021	19,191	4.34%	789,250	17,845	4.55%
Securities	402,261	3,628	1.82%	290,624	3,337	2.31%
Other short-term investments and CDs	78,543	63	0.16%	44,339	194	0.88%
Total earning assets	1,371,825	22,882	3.36%	1,124,213	21,376	3.82%
Cash and due from banks	21,797			14,926
Premises and equipment	34,227			34,920
Goodwill and other intangibles	15,700			16,015
Other assets	38,683			40,089
Allowance for loan losses	(10,548)			(7,366)
Total assets	$1,471,684			$1,222,797

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$291,511	$109	0.08%	$224,405	$162	0.15%
Money market accounts	261,137	250	0.19%	200,967	528	0.53%
Savings deposits	129,223	38	0.06%	106,191	46	0.09%
Time deposits	159,724	570	0.72%	167,696	1,019	1.22%
Other borrowings	76,842	256	0.67%	69,623	461	1.33%
Total interest-bearing liabilities	918,437	1,223	0.27%	768,882	2,216	0.58%
Demand deposits	405,209			315,473
Other liabilities	12,637			13,252
Shareholders’ equity	135,401			125,190
Total liabilities and shareholders’ equity	$1,471,684			$1,222,797

Cost of deposits, including demand deposits			0.16%			0.35%
Cost of funds, including demand deposits			0.19%			0.41%
Net interest spread			3.09%			3.24%
Net interest income/margin		$21,659	3.18%		$19,160	3.43%
Net interest income/margin (tax equivalent)		$21,890	3.22%		$19,341	3.46%

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans
PPP loans	$55,599	$756	5.45%	$31,816	$217	2.74%
Non-PPP loans	840,013	8,985	4.29%	793,026	8,801	4.46%
Total loans	895,612	9,741	4.36%	824,842	9,018	4.40%
Securities	430,865	1,894	1.76%	294,915	1,611	2.20%
Other short-term investments and CDs	77,759	29	0.15%	51,426	37	0.29%
Total earning assets	1,404,236	11,664	3.33%	1,171,183	10,666	3.66%
Cash and due from banks	25,128			14,820
Premises and equipment	34,105			34,837
Goodwill and other intangibles	15,674			15,967
Other assets	39,235			40,489
Allowance for loan losses	(10,670)			(8,052)
Total assets	$1,507,708			$1,269,244

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$305,393	$51	0.07%	$232,611	$59	0.10%
Money market accounts	267,788	109	0.16%	203,641	179	0.35%
Savings deposits	132,429	19	0.06%	108,608	17	0.06%
Time deposits	159,133	269	0.68%	165,995	481	1.17%
Other borrowings	75,434	124	0.66%	68,913	187	1.09%
Total interest-bearing liabilities	940,177	572	0.24%	779,768	923	0.48%
Demand deposits	420,358			349,232
Other liabilities	11,950			13,328
Shareholders’ equity	135,223			126,916
Total liabilities and shareholders’ equity	$1,507,708			$1,269,244

Cost of deposits, including demand deposits			0.14%			0.28%
Cost of funds, including demand deposits			0.17%			0.33%
Net interest spread			3.09%			3.18%
Net interest income/margin		$11,092	3.17%		$9,743	3.35%
Net interest income/margin (tax equivalent)		$11,215	3.20%		$9,846	3.38%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, during the three months period ended June 30, 2021, we credited an aggregate of 1,335 deferred stock units to accounts for directors who elected to defer monthly fees. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.

(b)	Not Applicable.

(c)	On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock, which represents approximately 5% of our 7,539,587 shares outstanding as of June 30, 2021. No share repurchases were made during the three months ended June 30, 2021.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 22, 2019).

10.1	First Community Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language; (i) Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months and six months ended June 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: August 10, 2021	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2021	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)