Form 10-Q
period 2021-09-30
FIRST COMMUNITY CORP /SC/
filed 2021-11-09
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 9, 2021, 7,544,374 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

INDEX TO EXHIBITS
EX-31.1 RULE 13A-14(A) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
EX-31.2 RULE 13A-14(A) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
EX-32 SECTION 1350 CERTIFICATIONS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
(Dollars in thousands, except par value)	2021	December 31,
	(Unaudited)	2020
ASSETS
Cash and due from banks	$24,435	$18,930
Interest-bearing bank balances	55,259	46,062

Investment securities available-for-sale	513,500	359,866
Other investments, at cost	1,760	2,053
Loans held-for-sale	6,213	45,020
Loans held-for-investment	881,520	844,157
Less, allowance for loan losses	11,025	10,389
Net loans held-for-investment	870,495	833,768
Property and equipment - net	32,957	34,458
Lease right-of-use asset	2,890	3,032
Premises held-for-sale	591	591
Bank owned life insurance	28,209	27,688
Other real estate owned	1,165	1,194
Intangible assets	959	1,120
Goodwill	14,637	14,637
Other assets	7,256	6,963
Total assets	$1,560,326	$1,395,382
LIABILITIES
Deposits:
Non-interest bearing	$430,938	$385,511
Interest bearing	902,630	803,902
Total deposits	1,333,568	1,189,413
Securities sold under agreements to repurchase	59,821	40,914

Junior subordinated debt	14,964	14,964
Lease liability	2,992	3,114
Other liabilities	9,868	10,640
Total liabilities	1,421,213	1,259,045
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,544,374 at September 30, 2021 7,500,338 at December 31, 2020	7,544	7,500

Nonvested restricted stock	(386)	(283)
Additional paid in capital	92,056	91,380
Retained earnings	35,306	26,453
Accumulated other comprehensive income	4,593	11,287
Total shareholders’ equity	139,113	136,337
Total liabilities and shareholders’ equity	$1,560,326	$1,395,382

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)	Nine Months ended September 30,
	2021	2020
Interest and dividend income:
Loans, including fees	$30,147	$27,254
Investment securities - taxable	4,459	3,797
Investment securities - non taxable	1,164	1,065
Other short term investments and CD’s	94	236
Total interest income	35,864	32,352
Interest expense:
Deposits	1,370	2,415
Securities sold under agreement to repurchase	66	166
Other borrowed money	313	435
Total interest expense	1,749	3,016
Net interest income	34,115	29,336
Provision for loan losses	394	3,387
Net interest income after provision for loan losses	33,721	25,949
Non-interest income:
Deposit service charges	715	851
Mortgage banking income	3,280	3,957
Investment advisory fees and non-deposit commissions	2,874	1,977
Gain on sale of securities	—	99
Gain on sale of other real estate owned	77	147
Non-recurring bank owned life insurance (BOLI) income	—	311
Other	3,332	2,823
Total non-interest income	10,278	10,165
Non-interest expense:
Salaries and employee benefits	18,306	17,580
Occupancy	2,207	2,058
Equipment	949	934
Marketing and public relations	849	943
FDIC Insurance assessments	504	267
Other real estate expense	142	154
Amortization of intangibles	161	295
Other	6,205	5,652
Total non-interest expense	29,323	27,883
Net income before tax	14,676	8,231
Income tax expense	3,130	1,568
Net income	$11,546	$6,663

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended September 30,
	2021	2020
Interest and dividend income:
Loans, including fees	$10,956	$9,408
Investment securities - taxable	1,607	1,135
Investment securities - non taxable	388	390
Other short term investments and CD’s	31	43
Total interest income	12,982	10,976
Interest expense:
Deposits	403	659
Securities sold under agreement to repurchase	19	25
Other borrowed money	104	116
Total interest expense	526	800
Net interest income	12,456	10,176
Provision for loan losses	49	1,062
Net interest income after provision for loan losses	12,407	9,114
Non-interest income:
Deposit service charges	257	242
Mortgage banking income	1,147	1,403
Investment advisory fees and non-deposit commissions	1,040	672
Gain on sale of securities	—	99
Gain on sale of other real estate owned	—	141
Non-recurring bank owned life insurance (BOLI) income	—	311
Other	1,120	982
Total non-interest income	3,564	3,850
Non-interest expense:
Salaries and employee benefits	6,394	6,087
Occupancy	743	736
Equipment	336	318
Marketing and public relations	140	342
FDIC Insurance assessments	189	137
Other real estate expense	58	79
Amortization of intangibles	52	95
Other	1,993	1,920
Total non-interest expense	9,905	9,714
Net income before tax	6,066	3,250
Income tax expense	1,318	598
Net income	$4,748	$2,652

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)
	Nine months ended September 30,
	2021	2020

Net income	$11,546	$6,663

Other comprehensive income:
Unrealized gain (loss) during the period on available-for-sale securities, net of tax benefit of 1,780 and tax expense of $2,255 respectively	(6,694)	8,484

Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax benefit of $0 and $21, respectively	—	(78)

Other comprehensive income (loss)	(6,694)	8,406
Comprehensive income	$4,852	$15,069

(Dollars in thousands)
	Three months ended September 30,
	2021	2020

Net income	$4,748	$2,652

Other comprehensive income:
Unrealized gain (loss) during the period on available-for-sale securities, net of tax benefit of $759 and tax expense of $160, respectively	(2,853)	602

Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax benefit of $0 and $21, respectively	—	(78)

Other comprehensive income (loss)	(2,853)	524
Comprehensive income	$1,895	$3,176

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2021 and 2020

(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars and shares in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2020	7,500	$7,500	$91,380	$(283)	$26,453	$11,287	$136,337
Net income					11,546		11,546
Other comprehensive loss net of tax benefit of $1,780						(6,694)	(6,694)
Issuance of common stock	2	2	44				46
Issuance of restricted stock	21	21	353	(374)			—
Issuance of common stock-deferred compensation	10	10	80				90
Amortization of compensation on restricted stock				271			271
Shares forfeited	(4)	(4)	(66)				(70)
Dividends: Common ($0.36 per share)					(2,693)		(2,693)
Dividend reinvestment plan	15	15	265				280
Balance, September 30, 2021	7,544	$7,544	$92,056	$(386)	$35,306	$4,593	$139,113

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars and shares in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2019	7,440	$7,440	$90,488	$(151)	$19,927	$2,490	$120,194
Net income					6,663		6,663
Other comprehensive income net of tax expense of $2,234						8,406	8,406
Issuance of common stock			4				4
Issuance of restricted stock	18	18	348	(366)			—
Issuance of common stock-deferred compensation	18	18	182				200
Amortization of compensation on restricted stock				190			190
Shares retired	(1)	(1)	(14)				(15)
Dividends: Common ($0.36 per share)					(2,678)		(2,678)
Dividend reinvestment plan	18	18	262				280
Balance, September 30, 2020	7,493	$7,493	$91,270	$(327)	$23,912	$10,896	$133,244

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2020	7,500	$7,500	$91,380	$(283)	$26,453	$11,287	$136,337
Net income					3,255		3,255
Other comprehensive loss net of tax benefit of $1,637						(6,161)	(6,161)
Issuance of common stock	2	2	44				46
Issuance of restricted stock	21	21	353	(374)			—
Amortization of compensation on restricted stock				84			84
Shares retired / forfeited	(4)	(4)	(66)				(70)
Dividends: Common ($0.12 per share)					(896)		(896)
Dividend reinvestment plan	6	6	86				92
Balance, March 31, 2021	7,525	$7,525	$91,797	$(573)	$28,812	$5,126	$132,687
Net income					3,543		3,543
Other comprehensive income net of tax expense of $616						2,320	2,320
Issuance of common stock-deferred compensation	10	10	80				90
Amortization of compensation on restricted stock				93			93
Dividends: Common ($0.12 per share)					(898)		(898)
Dividend reinvestment plan	5	5	87				92
Balance, June 30, 2021	7,540	$7,540	$91,964	$(480)	$31,457	$7,446	$137,927
Net income					4,748		4,748
Other comprehensive loss net of tax benefit of $759						(2,853)	(2,853)
Amortization of compensation on restricted stock				94			94
Dividends: Common ($0.12 per share)					(899)		(899)
Dividend reinvestment plan	4	4	92				96
Balance, September 30, 2021	7,544	$7,544	$92,056	$(386)	$35,306	$4,593	$139,113

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

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$11,546	$6,663
Adjustments to reconcile net income to net cash provided (used) from operating activities:
Depreciation	1,276	1,218
Net premium amortization	1,694	1,504
Provision for loan losses	394	3,387
Origination of loans held-for-sale	(107,648)	(140,972)
Sale of loans held-for-sale	146,455	114,540
Write-down of other real estate owned	50	78
Gain on sale of fixed assets	(13)	—
Gain on sale of other real estate owned	(77)	(147)
Gain on sale of securities	—	(99)
Amortization of intangibles	161	295
Accretion on acquired loans	(112)	(230)
Loss (gain) on fair value of equity investments	(2)	2
Increase (decrease) in other assets	1,108	(1,704)
Decrease in other liabilities	(894)	(510)
Net cash provided (used) from operating activities	53,938	(15,975)
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(201,414)	(34,059)
Purchase of other investment securities	(62)	(70)
Maturity/call of investment securities available-for-sale	37,613	34,429

Increase in loans	(37,153)	(107,163)
Proceeds from sale of securities available-for-sale	—	2,200
Proceeds from sale of other securities	355	—
Proceeds from sale of fixed assets	724	—
Proceeds from sale of other real estate owned	201	227
Purchase of property and equipment	(486)	(737)
Net cash used in investing activities	(200,222)	(105,173)
Cash flows from financing activities:
Increase in deposit accounts	144,155	185,350
Increase in securities sold under agreements to repurchase	18,907	13,846
Advances from the Federal Home Loan Bank	—	34,001
Repayment of advances from Federal Home Loan Bank	—	(34,212)
Shares retired / forfeited	(70)	(15)
Dividends paid: Common Stock	(2,693)	(2,678)
Issuance of deferred compensation shares	90	200
Proceeds from issuance of Common Stock	46	4
Change in non-vested restricted stock	271	190
Dividend reinvestment plan	280	280
Net cash provided from financing activities	160,986	196,966
Net increase in cash and cash equivalents	14,702	75,818
Cash and cash equivalents at beginning of period	64,992	47,692
Cash and cash equivalents at end of period	$79,694	$123,510
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,850	$3,429
Income taxes	$3,827	$2,688
Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net of tax	$(6,694)	$8,406
Transfer of loans to foreclosed property	$145	$78

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”), present fairly in all material respects the Company’s financial position at September 30, 2021 and December 31, 2020, and the Company’s results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Risk and Uncertainties

The coronavirus (COVID-19) pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Bank’s customers. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, significant volatility and disruption in financial markets. There have been encouraging signs of strength in the economic recovery, including growth in consumer spending and improvement in the labor market, but many businesses continue to face difficulty in hiring employees and meeting consumer demand, and certain portions of the global supply chain remain challenged by shortages and delays that first occurred due to the initial COVID-19 outbreak. There remains uncertainty about the pace of economic recovery, including uncertainty related to the labor market, inflation and fiscal and monetary policy responses from the federal government. In addition, due to the COVID-19 pandemic, market interest rates declined significantly, with the 10-year Treasury bond falling to a low of 0.52% in early August 2020, but increasing significantly since that time to 1.74% at March 31, 2021, then declining to 1.45% at June 30, 2021, but increasing to 1.52% at September 30, 2021. In March 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate to a range from 0% to 0.25%, and this low targeted range was still in effect as of September 30, 2021. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on the Company’s business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the continued rollout of vaccinations for the virus, whether such vaccinations will be effective against another resurgence of the virus, including any new strains, and the ability for customers and businesses to return to their pre-pandemic routines.

Beginning in March 2020, the Company proactively offered payment deferrals for up to 90 days to its loan customers. The Company continues to consider potential deferrals with respect to certain customers, which are evaluated on a case-by-case basis. At its peak, which occurred during the second quarter of 2020, the Company granted payment deferments on loans totaling $206.9 million. As a result of payments being resumed by loan customers at the conclusion of their payment deferral period, loans for which payments were being deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, to $16.1 million at December 31, 2020, to $8.7 million at March 31, 2021, to $4.5 million at June 30, 2021, and to $4.1 million at September 30, 2021. Some of these deferments were to businesses that temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash.  The Company proactively offered deferrals to its customers regardless of the impact of the pandemic on their business or personal finances.

The Company has evaluated its exposure to certain industry segments most impacted by the COVID-19 pandemic as of September 30, 2021:

Industry Segments	Outstanding	% of Loan
(Dollars in millions)	Loan Balance	Portfolio
Hotels	$34.7	3.9%
Restaurants	$22.6	2.6%
Assisted Living	$8.4	1.0%
Retail	$90.2	10.2%

Note 2—Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price and per share data)

	Nine months		Three months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Numerator (Net income available to common shareholders)	$11,546	$6,663	$4,748	$2,652
Denominator
Weighted average common shares outstanding for:
Basic shares	7,487	7,440	7,499	7,458
Dilutive securities:
Deferred compensation	28	24	31	13

Restricted stock – Treasury stock method	25	11	26	11
Diluted shares	7,540	7,475	7,556	7,482
Earnings per common share:
Basic	1.54	0.90	0.63	0.36
Diluted	1.53	0.89	0.63	0.35
The average market price used in calculating assumed number of shares	$19.37	$15.87	$20.20	$13.69

Non-Employee Director Deferred Compensation Plan

Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account as of the last day of such calendar quarter during which the compensation is earned and are included in dilutive securities in the table above. The non-employee director’s account balance is distributed by issuance of common stock within 30 days following such director’s separation from service from the board of directors. At September 30, 2021 and December 31, 2020, there were 84,565 and 88,412 units in the plan, respectively. The accrued liability at September 30, 2021 and December 31, 2020 amounted to $1.1 million and is included in “Other liabilities” on the balance sheet.

First Community Corporation 2011 Stock Incentive Plan

In 2011, the Company and its shareholders adopted a stock incentive plan whereby 350,000 shares were reserved for issuance by the Company upon the grant of stock options or restricted stock awards under the plan (the “2011 Plan”). The 2011 Plan provided for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from the date of grant. There were no stock options outstanding and exercisable at September 30, 2021, December 31, 2020 and September 30, 2020. At December 31, 2020, the Company had 94,910 shares reserved for future grants under the 2011 Plan. The 2011 Plan expired on March 15, 2021 and no new awards may be granted under the 2011 Plan. However, any awards outstanding under the 2011 Plan will continue to be outstanding and governed by the provisions of the 2011 Plan.

Under the 2011 Plan, the employee restricted shares and units cliff vest over a three-year period and the non-employee director shares vest approximately one year after issuance. The unrecognized compensation cost at September 30, 2021 and December 31, 2020 for non-vested shares amounts to $386.1 thousand and $283.1 thousand, respectively. Each unit is convertible into one share of common stock at the time the unit vests. The related compensation cost for time-based units is accrued over the vesting period and was $70.7 thousand and $107.4 thousand at September 30, 2021, and December 31, 2020, respectively.

Historically, the Company granted time-based equity awards that vested based on continued service. Beginning in 2021 and in addition to time-based equity awards, the Company began granting performance-based equity awards in the form of performance-based restricted stock units, with the target number of performance-based restricted stock units for the Company’s Chief Executive Officer and other executive officers representing 50% of total target equity awards. These performance-based restricted stock units cliff vest over three years and include conditions based on the following performance measures: total shareholder return, return on average equity, and non-performing assets. The Company granted 13,302 performance-based restricted stock units with a fair value of $234.0 thousand during the first nine months of 2021. The Company granted no performance-based restricted stock units in 2020. The related compensation cost for the performance-based restricted stock units is accrued over the vesting period and was $45.5 thousand during the first nine months of 2021. The total related compensation cost for restricted stock units was $116.2 thousand and $107.4 thousand at September 30, 2021, and December 31, 2020, respectively, including both time-based and performance-based restricted stock units.

First Community Corporation 2021 Omnibus Equity Incentive Plan

In 2021, the Company and its shareholders adopted an omnibus equity incentive plan whereby 225,000 shares were reserved for issuance by the Company to help the company attract, retain and motivate directors, officers, employees, consultants and advisors of the Company and its subsidiaries (the “2021 Plan”). The 2021 Plan replaced the 2011 Plan. No awards have been granted under the 2021 Plan as of September 30, 2021.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2021
US Treasury securities	$15,729	$—	$346	$15,383
Government Sponsored Enterprises	2,498	2	—	2,500
Mortgage-backed securities	364,826	4,630	3,501	365,955
Small Business Administration pools	32,083	630	57	32,656
State and local government	85,528	4,722	344	89,906
Corporate and other securities	7,023	171	94	7,100
	$507,687	$10,155	$4,342	$513,500

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2020
US Treasury securities	$1,501	$1	$—	$1,502
Government Sponsored Enterprises	996	10	—	1,006
Mortgage-backed securities	222,739	7,375	185	229,929
Small Business Administration pools	34,577	928	7	35,498
State and local government	82,495	6,184	76	88,603
Corporate and other securities	3,272	56	—	3,328
	$345,580	$14,554	$268	$359,866

There were no investment securities listed as held-to-maturity as of September 30, 2021 or December 31, 2020.

During the nine months ended September 30, 2021, the Company did not receive any proceeds from the sale of investment securities available-for-sale. During the nine months ended September 30, 2020, the company received $2.2 million from the sale of investment securities available-for-sale. For the nine months ended September 30, 2021, there were no gross realized gains or losses from the sale of investment securities available-for-sale. For the nine months ended September 30, 2020, there were $99 thousand in gross realized gains from the sale of investment securities available-for-sale.

At September 30, 2021, corporate and other securities available-for-sale included the following at fair value: corporate fixed-to-float bonds at $7.1 million, mutual funds at $10.4 thousand, and foreign debt of $10.0 thousand. As required by Accounting Standards Update (“ASU”) 2016-01-Financial Instruments-Overall (Subtopic 825-10), the Company measured its equity investments at fair value with changes in the fair value recognized through net income. For the nine months ended September 30, 2021 and 2020, a $2.4 thousand gain and a $2.1 thousand loss were recognized on a mutual fund, respectively. For the three months ended September 30, 2021 and September 30, 2020 there were no gains or losses recognized on equity investments. At December 31, 2020, corporate and other securities available-for-sale included the following at fair value: corporate fixed-to-float bonds at $3.3 million, mutual fund at $8.0 thousand and foreign debt of $10.0 thousand. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $698.4 thousand and corporate stock in the amount of $1.0 million and a venture fund at $61.7 thousand at September 30, 2021. The Company held $1.1 million of FHLB stock and $1.0 million in corporate stock at December 31, 2020.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2021 and December 31, 2020.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
September 30, 2021	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury Securities	$15,384	$346	$—	$—	$15,384	$346
Mortgage-backed securities	215,705	3,316	15,164	185	230,869	3,501
Small Business Administration pools	7,296	57	—	—	7,296	57
State and local government	15,992	344	—	—	15,992	344
Corporate and other securities	2,163	94	—	—	2,163	94
Total	$256,540	$4,157	$15,164	$185	$271,704	$4,342

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2020	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	21,298	152	1,414	33	22,712	185
Small Business Administration pools	—	—	1,323	7	1,323	7
State and local government	4,930	76	—	—	4,930	76
Total	$26,228	$228	$2,737	$40	$28,965	$268

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $396.9 million and $257.3 million and approximate fair value of $398.6 million and $265.4 million at September 30, 2021 and December 31, 2020, respectively. Unrealized losses on certain of these investments are not considered to be “other than temporary,” and the Company has the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSEs. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2021.

Non-agency Mortgage Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at September 30, 2021 with an amortized cost of $49.1 thousand and approximate fair value of $47.1 thousand. The Company held PLMBSs, including CMOs, at December 31, 2020 with an amortized cost of $57.4 thousand and approximate fair value of $54.7 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2021.

The following sets forth the amortized cost and fair value of investment securities at September 30, 2021 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale
September 30, 2021	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$23,039	$23,211
Due after one year through five years	167,304	170,323
Due after five years through ten years	178,906	182,562
Due after ten years	138,438	137,404
Total	$507,687	$513,500

Note 4—Loans

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $1.7 million and $2.2 million as of September 30, 2021 and December 31, 2020, respectively.

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Commercial, financial and agricultural	$80,796	$96,688
Real estate:
Construction	100,061	95,282
Mortgage-residential	44,987	43,928
Mortgage-commercial	620,130	573,258
Consumer:
Home equity	27,233	26,442
Other	8,313	8,559
Total loans, net of deferred loan fees and costs	$881,520	$844,157

Commercial, financial, and agricultural category includes $9.1 million and $42.2 million in PPP loans, net of deferred fees and costs, as of September 30, 2021 and December 31, 2020, respectively.

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended and nine months ended September 30, 2021 and September 30, 2020 and for the year ended December 31, 2020 is as follows:

(Dollars in thousands)
	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
Three months ended September 30, 2021
Allowance for loan losses:
Beginning balance June 30, 2021	$894	$125	$542	$8,026	$322	$111	$618	$10,638
Charge-offs	—	—	—	—	—	(21)	—	(21)
Recoveries	22	—	—	304	28	5	—	359
Provisions	(31)	(29)	(1)	106	(24)	23	5	49
Ending balance September 30, 2021	$885	$96	$541	$8,436	$326	$118	$623	$11,025

			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
Nine months ended September 30, 2021
Allowance for loan losses:
Beginning balance December 31, 2020	$778	$145	$541	$7,855	$324	$125	$621	$10,389
Charge-offs	—	—	—	(110)	—	(57)	—	(167)
Recoveries	25	—	—	315	34	35	—	409
Provisions	82	(49)	—	376	(32)	15	2	394
Ending balance September 30, 2021	$885	$96	$541	$8,436	$326	$118	$623	$11,025

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$1	$—	$—	$—	$1

Collectively evaluated for impairment	885	96	541	8,435	326	118	623	11,024

September 30, 2021 Loans receivable:
Ending balance-total	$80,796	$100,061	$44,987	$620,130	$27,233	$8,313	$—	$881,520

Ending balances:
Individually evaluated for impairment	—	—	207	1,605	20	—	—	1,832

Collectively evaluated for impairment	$80,796	$100,061	$44,780	$618,525	$27,213	$8,313	$—	$879,688

(Dollars in thousands)
	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
Three months ended September 30, 2020
Allowance for loan losses:
Beginning balance June 30, 2020	$769	$165	$497	$6,469	$293	$132	$611	$8,936
Charge-offs	—	(2)	—	(1)	—	(22)	—	(25)
Recoveries	118	2	—	4	1	15	—	140
Provisions	(59)	12	96	982	36	(2)	(3)	1,062
Ending balance September 30, 2020	$828	$177	$593	$7,454	$330	$123	$608	$10,113

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
Nine months ended September 30, 2020
Allowance for loan losses:
Beginning balance December 31, 2019	$427	$111	$367	$4,602	$240	$97	$783	$6,627
Charge-offs	—	(2)	—	(1)	—	(70)	—	(73)
Recoveries	121	2	—	13	2	34	—	172
Provisions	280	66	226	2,840	88	62	(175)	3,387
Ending balance September 30, 2020	$828	$177	$593	$7,454	$330	$123	$608	$10,113

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$3	$—	$—	$—	$3

Collectively evaluated for impairment	828	177	593	7,451	330	123	608	10,110

September 30, 2020 Loans receivable:
Ending balance-total	$108,006	$89,250	$49,215	$561,932	$27,618	$8,439	$—	$844,460

Ending balances:
Individually evaluated for impairment	—	—	327	2,850	47	—	—	3,224

Collectively evaluated for impairment	$108,006	$89,250	$48,888	$559,082	$27,571	$8,439	$—	$841,236
15

			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
December 31, 2020
Allowance for loan losses:
Beginning balance December 31, 2019	$427	$111	$367	$4,602	$240	$97	$783	$6,627
Charge-offs	—	(2)	—	(1)	—	(107)	—	(110)
Recoveries	130	2	—	23	2	52	—	209
Provisions	221	34	174	3,231	82	83	(162)	3,663
Ending balance December 31, 2020	$778	$145	$541	$7,855	$324	$125	$621	$10,389

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$2	$—	$—	$—	$2

Collectively evaluated for impairment	778	145	541	7,853	324	125	621	10,387

December 31, 2020 Loans receivable:
Ending balance-total	$96,688	$95,282	$43,928	$573,258	$26,442	$8,559	$—	$844,157

Ending balances:
Individually evaluated for impairment	—	—	440	5,631	42	—	—	6,113

Collectively evaluated for impairment	96,688	95,282	43,488	567,627	26,400	8,559	—	838,044

The following tables as of September 30, 2021, September 30, 2020, and December 31, 2020, are by loan category and present loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	income	Recorded	Income
September 30, 2021	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	207	259	—	196	8	133	3
Mortgage-commercial	1,538	3,869	—	2,239	183	1,772	57
Consumer:
Home equity	20	25	—	21	1	19	—
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	—	—	—	—	—	—	—
Mortgage-commercial	67	67	1	104	5	67	1
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	207	259	—	196	8	133	3
Mortgage-commercial	1,605	3,936	1	2,343	188	1,839	58
Consumer:
Home equity	20	25	—	21	1	19	—
Other	—	—	—	—	—	—	—
	$1,832	4,220	$1	$2,560	$197	$1,991	$61
17

(Dollars in thousands)				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	income	Recorded	Income
September 30, 2020	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	327	405	—	337	11	323	9
Mortgage-commercial	2,706	5,450	—	3,071	217	3,013	73
Consumer:
Home equity	47	51	—	50	2	46	1
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	—	—	—	—	—	—	—
Mortgage-commercial	144	144	3	200	9	142	2
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	327	405	—	337	11	323	9
Mortgage-commercial	2,850	5,594	3	3,271	226	3,155	75
Consumer:
Home equity	47	51	—	50	2	46	1
Other	—	—	—	—	—	—	—
	$3,224	6,050	$3	$3,658	$239	$3,524	$85
18

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
December 31, 2020	Investment	Balance	Allowance	Investment	Recognized
With an allowance recorded:
Commercial	—	—	—	—	—
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	440	499	—	440	1
Mortgage-commercial	5,508	7,980	—	5,770	388
Consumer:
Home Equity	42	47	—	42	3
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	123	123	2	123	11
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	440	499	—	440	1
Mortgage-commercial	5,631	8,103	2	5,893	399
Consumer:
Home Equity	42	47	—	42	3
Other	—	—	—	—	—
	$6,113	$8,649	$2	$6,375	$403

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, no loans were classified as doubtful.

(Dollars in thousands)		Special
September 30, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$80,637	$159	$—	$—	$80,796
Real estate:
Construction	100,056	5	—	—	100,061
Mortgage – residential	44,451	315	221	—	44,987
Mortgage – commercial	611,406	2,157	6,567	—	620,130
Consumer:
Home Equity	25,822	215	1,196	—	27,233
Other	8,306	—	7	—	8,313
Total	$870,678	$2,851	$7,991	$—	$881,520

(Dollars in thousands)		Special
December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$96,507	$181	$—	$—	$96,688
Real estate:
Construction	95,282	—	—	—	95,282
Mortgage – residential	43,240	190	498	—	43,928
Mortgage – commercial	559,982	7,270	6,006	—	573,258
Consumer:
Home Equity	25,041	95	1,306	—	26,442
Other	8,538	21	—	—	8,559
Total	$828,590	$7,757	$7,810	$—	$844,157

At September 30, 2021 and December 31, 2020, non-accrual loans totaled $359 thousand and $4.67 million, respectively.

TDRs that are still accruing and included in impaired loans at September 30, 2021 and at December 31, 2020 amounted to $1.5 million and $1.6 million, respectively.

Loans greater than 90 days delinquent and still accruing interest were $0 and $1.3 million at September 30, 2021 and December 31, 2020, respectively.

The following tables are by loan category and present loans past due and on non-accrual status as of September 30, 2021 and December 31, 2020:

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
September 30, 2021	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$42	$—	$—	$131	$173	$80,623	$80,796
Real estate:
Construction	—	—	—	—	—	100,061	100,061
Mortgage-residential	56	—	—	208	264	44,723	44,987
Mortgage-commercial	—	—	—	—	—	620,130	620,130
Consumer:
Home equity	161	—	—	20	181	27,052	27,233
Other	8	—	—	—	8	8,305	8,313
	$267	$—	$—	$359	$626	$880,894	$881,520
20

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2020	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$165	$27	$—	$4,080	$4,272	$92,416	$96,688
Real estate:
Construction	424	—	1,260	—	1,684	93,598	95,282
Mortgage-residential	7	—	—	440	447	43,481	43,928
Mortgage-commercial	—	—	—	—	—	573,258	573,258
Consumer:
Home equity	—	—	—	42	42	26,400	26,442
Other	21	21	—	—	42	8,517	8,559
	$617	$48	$1,260	$4,562	$6,487	$837,670	$844,157

The Cares Act and Initiatives Related to COVID-19. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act provided for approximately $2.2 trillion in direct economic relief in response to the public health and economic impacts of COVID-19. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of financial institutions like the Bank. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank. On December 27, 2020, the federal government signed into law the Consolidated Appropriations Act, 2021 implementing a second round of stimulus relief of $900 billion. The American Rescue Plan Act of 2021, or the American Rescue Plan, the third round of stimulus relief, was a $1.9 trillion dollar economic stimulus bill that was passed by Congress and signed into law on March 11, 2021. The purpose of the American Rescue Plan was to speed up the recovery from the economic and health effects of the COVID-19 pandemic and the ongoing recession. The Company continues to assess the impact of the CARES Act, the Consolidated Appropriations Act, 2021, and the American Rescue Plan, and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

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

The Company is focused on servicing the financial needs of its commercial and consumer customers with flexible loan payment arrangements, including short-term loan modifications or forbearance payments and reducing or waiving certain fees on deposit accounts. Future governmental actions may require these and other types of customer-related responses. Beginning in March 2020, the Company proactively offered payment deferrals for up to 90 days to its loan customers regardless of the impact of the pandemic on their business or personal finances. The Company continues to consider potential deferrals with respect to certain customers, which are evaluated on a case-by-case basis. At its peak, which occurred during the second quarter of 2020, the Company granted payment deferments on loans totaling $206.9 million. As a result of payments being resumed at the conclusion of their payment deferral period, loans in which payments were being deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, to $16.1 million at December 31, 2020, to $8.7 million at March 31, 2021, $4.5 million at June 30, 2021, and $4.1 million at September 30, 2021. The Company had no loans remaining on initial deferral status in which both principal and interest were deferred at December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021. The $4.1 million in deferrals at September 30, 2021 related to one loan to an events/meeting center.

Troubled Debt Restructurings. The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. There were no loans determined to be TDRs that were restructured during the three-month and nine-month periods ended September 30, 2021 and September 30, 2020. Additionally, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 90 days past due.

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

A summary of changes in the accretable yield for purchased credit-impaired loans for the three months and nine months ended September 30, 2021 and September 30, 2020 are as follows:

(Dollars in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020

Accretable yield, beginning of period	$79	$108
Accretion	(8)	(7)
Accretable yield, end of period	$71	$101

(Dollars in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Accretable yield, beginning of period	$93	$123
Accretion	(22)	(22)
Accretable yield, end of period	$71	$101

At September 30, 2021 and December 31, 2020, the recorded investment in purchased impaired loans was $109 thousand and $110 thousand, respectively. The unpaid principal balance was $157 thousand and $171 thousand at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, these loans were all secured by commercial real estate.

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

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$24,435	$24,435	$24,435	$—	$—
Investment securities available-for-sale	513,500	513,500	16,970	496,530	—
Other investments, at cost	1,760	1,760	—	—	1,760
Loans held-for-sale	6,213	6,213	—	6,213	—
Net loans receivable	870,495	861,029	—	—	861,029
Accrued interest receivable	3,748	3,748	3,748	—	—
Financial liabilities:
Non-interest bearing demand	$430,938	$430,938	$—	$430,938	$—
Interest bearing demand deposits and money market accounts	605,147	605,147	—	605,147	—
Savings	141,084	141,084	—	141,084	—
Time deposits	156,399	156,829	—	156,829	—
Total deposits	1,333,568	1,333,998	—	1,333,998	—
Securities sold under agreements to repurchase	59,821	59,821	—	59,821	—
Junior subordinated debt	14,964	14,410	—	14,410	—
Accrued interest payable	434	434	434	—	—
25

	December 31, 2020
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$64,992	$64,992	$64,992	$—	$—
Investment securities available-for-sale	359,866	359,866	20,564	339,302	—
Other investments, at cost	2,053	2,053	—	—	2,053
Loans held for sale	45,020	45,020	—	45,020	—
Net loans receivable	833,768	829,685	—	—	829,685
Accrued interest receivable	4,167	4,167	4,167	—	—
Financial liabilities:
Non-interest bearing demand	$385,511	$385,511	$—	$385,511	$—
Interest bearing demand deposits and money market accounts	520,205	520,205	—	520,205	—
Savings	123,032	123,032	—	123,032	—
Time deposits	160,665	161,505	—	61,505	—
Total deposits	1,189,413	1,190,253	—	1,190,253	—
Securities sold under agreements to repurchase	40,914	40,914	—	40,914	—
Junior subordinated debt	14,964	11,748	—	11,748	—
Accrued interest payable	667	667	667	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2021 and December 31, 2020 that are measured on a recurring basis. There were no liabilities carried at fair value as of September 30, 2021 or December 31, 2020 that are measured on a recurring basis.

(Dollars in thousands)

Description	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
US treasury securities	$15,383	$—	$15,383	$—

Government sponsored enterprises	2,500	—	2,500	—
Mortgage-backed securities	365,955	15,170	350,785	—
Small Business Administration pools	32,656	—	32,656	—
State and local government	89,906	1,800	88,106	—
Corporate and other securities	7,100	—	7,100	—
Total Available-for-sale securities	513,500	16,970	496,530	—
Loans held-for-sale	6,213	—	6,213	—
Total	$519,713	$16,970	$502,743	$—
26

(Dollars in thousands)

Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$1,502	$—	$1,502	$—
Government Sponsored Enterprises	1,006	—	1,006	—
Mortgage-backed securities	229,929	17,029	212,900	—
Small Business Administration pools	35,498	—	35,498	—
State and local government	88,603	3,535	85,068	—
Corporate and other securities	3,328	—	3,328	—
Total Available-for-sale securities	359,866	20,564	339,302	—
Loans held for sale	45,020	—	45,020	—
Total	$404,886	$20,564	$384,322	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2021 and December 31, 2020 that are measured on a non-recurring basis. There were no Level 3 financial instruments for the three months ended September 30, 2021 and September 30, 2020 measured on a recurring basis.

Fair Value Measurements, Nonrecurring

(Dollars in thousands)
Description	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	207	—	—	207
Mortgage-commercial	1,604	—	—	1,604
Consumer:
Home equity	20	—	—	20
Other	—	—	—	—
Total impaired	1,831	—	—	1,831
Other real estate owned:
Construction	624	—	—	624
Mortgage-residential	541	—	—	541
Total other real estate owned	1,165	—	—	1,165
Total	$2,996	$—	$—	$2,996
27

(Dollars in thousands)
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	440	—	—	440
Mortgage-commercial	5,629	—	—	5,629
Consumer:
Home equity	42	—	—	42
Other	—	—	—	—
Total impaired	6,111	—	—	6,111
Other real estate owned:
Construction	600	—	—	600
Mortgage-commercial	594	—	—	594
Total other real estate owned	1,194	—	—	1,194
Total	$7,305	$—	$—	$7,305

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $1.8 million and $6.1 million as of September 30, 2021 and December 31, 2020, respectively.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2021, and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

Fair Value Measurement Inputs and Valuation Techniques

(Dollars in thousands)	Fair Value as of September 30, 2021	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,165	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$1,831	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2020	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,194	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$6,111	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

28

Note 7—Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Non-interest bearing demand deposits	$430,938	$385,511
Interest bearing demand deposits and money market accounts	605,147	520,205
Savings	141,084	123,032
Time deposits	156,399	160,665
Total deposits	$1,333,568	$1,189,413

As of September 30, 2021 and December 31, 2020, the Company had time deposits that meet or exceed the $250,000 FDIC insurance limit of $27.7 million and $28.6 million, respectively.

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

The following tables present selected financial information for the Company’s reportable business segments for the three and nine months ended September 30, 2021 and September 30, 2020.

(Dollars in thousands)	Commercial		Investment
Nine months ended September 30, 2021	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$35,025	$829	$—	$3,023	$(3,013)	$35,864
Interest expense	1,436	—	—	313	—	1,749
Net interest income	$33,589	$829	$—	$2,710	$(3,013)	$34,115
Provision for loan losses	394	—	—	—	—	394
Noninterest income	4,124	3,280	2,874	—	—	10,278
Noninterest expense	23,414	3,518	1,802	589	—	29,323
Net income before taxes	$13,905	$591	$1,072	$2,120	$(3,013)	$14,676
Income tax provision (benefit)	3,305	—	—	(175)	—	3,130
Net income	$10,600	$591	$1,072	$2,296	$(3,013)	$11,546
29

(Dollars in thousands)	Commercial		Investment
Nine months ended September 30, 2020	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$31,099	$1,240	$—	$3,167	$(3,154)	$32,352
Interest expense	2,588	—	—	428	—	3,016
Net interest income	$28,511	$1,240	$—	$2,739	$(3,154)	$29,336
Provision for loan losses	3,387	—	—	—	—	3,387
Noninterest income	4,231	3,957	1,977	—	—	10,165
Noninterest expense	22,461	3,629	1,405	388	—	27,883
Net income before taxes	$6,894	$1,568	$572	$2,351	$(3,154)	$8,231
Income tax provision (benefit)	1,738	—	—	(170)	—	1,568
Net income	$5,156	$1,568	$572	$2,521	$(3,154)	$6,663

(Dollars in thousands)	Commercial		Investment
Three months ended September 30, 2021	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$12,766	$213	$—	$1,009	$(1,006)	$12,982
Interest expense	422	—	—	104	—	526
Net interest income	$12,344	$213	$—	$905	$(1,006)	$12,456
Provision for loan losses	49	—	—	—	—	49
Noninterest income	1,377	1,147	1,040	—	—	3,564
Noninterest expense	8,001	1,111	622	171	—	9,905
Net income before taxes	$5,671	$249	$418	$734	$(1,006)	$6,066
Income tax provision (benefit)	1,375	—	—	(57)	—	1,318
Net income	$4,296	$249	$418	$791	$(1,006)	$4,748

(Dollars in thousands)	Commercial		Investment
Three months ended September 30, 2020	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$10,464	$508	$—	$1,038	$(1,034)	$10,976
Interest expense	685	—	—	115	—	800
Net interest income	$9,779	$508	$—	$923	$(1,034)	$10,176
Provision for loan losses	1,062	—	—	—	—	1,062
Noninterest income	1,776	1,403	671	—	—	3,850
Noninterest expense	7,749	1,353	480	132	—	9,714
Net income before taxes	$2,744	$558	$191	$791	$(1,034)	$3,250
Income tax provision (benefit)	649	—	—	(51)	—	598
Net income	$2,095	$558	$191	$842	$(1,034)	$2,652

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of September 30, 2021	$1,544,830	$14,749	$—	$140,439	$(139,692)	$1,560,326
Total Assets as of December 31, 2020	$1,335,320	$59,372	$2	$140,256	$(139,568)	$1,395,382

30

Note 9—Leases

During the three-month period ended September 30, 2021 and September 30, 2020, the Company made cash payments for operating leases in the amount of $74.5 thousand and $73.1 thousand, respectively. During the nine-month period ended September 30, 2021 and September 30, 2020, the Company made cash payments for operating leases in the amount of $222.4 thousand and $218.4 thousand, respectively. The lease expense recognized during this three-month period amounted to $80.8 thousand at both September 30, 2021 and September 30, 2020, respectively. The lease expense recognized during this nine-month period amounted to $242.3 thousand at both September 30, 2021 and September 30, 2020, respectively. The lease liability was reduced by $41.1 thousand and $38.1 thousand at three-month ended September 30, 2021 and September 30, 2020, respectively. The lease liability was reduced by $122.3 thousand and $112.9 thousand at nine-month ended September 30, 2021 and September 30, 2020, respectively. At September 30, 2021 and September 30, 2020, the weighted average lease term was 15.25 years and 15.96 years, respectively. The weighted average discount rate for September 30, 2021 and September 30, 2020 was 4.42% and 4.41%, respectively. The following table is a maturity analysis of the operating lease liabilities.

(Dollars in thousands)			Liability
Year	Cash	Lease Expense	Reduction
2021	$75	$33	$42
2022	303	126	177
2023	309	118	191
2024	282	110	172
2025	222	104	118
Thereafter	2,978	686	2,292
Total	$4,169	$1,177	$2,992

Note 10—Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2021 and the following:

●	The impact of the outbreak of the novel coronavirus, or COVID-19, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy, and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;

●	risks associated with our participation in the Paycheck Protection Program, otherwise the PPP, established by the CARES Act, including but not limited to, the failure of the borrower to qualify for loan forgiveness, which would subject us to the risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit;
31

●	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;

●	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

●	restrictions or conditions imposed by our regulators on our operations;

●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

●	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, write-down assets, or take other actions;

●	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;

●	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;

●	increases in competitive pressure in the banking and financial services industries;

●	changes in the interest rate environment which could reduce anticipated or actual margins;

●	changes in political or social conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;

●	general economic conditions resulting in, among other things, a deterioration in credit quality;

●	changes occurring in business conditions and inflation;

●	changes in access to funding or increased regulatory requirements with regard to funding;

●	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

●	changes in deposit flows;

●	changes in technology;

●	our current and future products, services, applications and functionality and plans to promote them;

●	changes in monetary and tax policies, including potential changes in tax laws and regulations;

●	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;

●	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;

●	the rate of delinquencies and amounts of loans charged-off;

●	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
32

●	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;

●	our ability to successfully execute our business strategy;

●	our ability to attract and retain key personnel;

●	our ability to retain our existing customers, including our deposit relationships;

●	adverse changes in asset quality and resulting credit risk-related losses and expenses;

●	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as the results of political elections, epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;

●	disruptions due to flooding, severe weather or other natural disasters; and

●	other risks and uncertainties detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, in Part II, Item 1A of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

Overview

The following discussion describes our results of operations for the nine months and three months ended September 30, 2021 as compared to the nine months and three months ended September 30, 2020; and analyzes our financial condition as of September 30, 2021 as compared to December 31, 2020. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

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

COVID-19 Pandemic

Our financial performance generally, and in particular the ability of our borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals to contain the spread of the virus caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including our local markets. As these restrictive measures eased in the second half of 2020 and into 2021, the U.S. economy has begun to recover and, with the broad availability and distribution of COVID-19 vaccines. There have been encouraging signs of strength in the economic recovery, including growth in consumer spending and improvement in the labor market, but many businesses continue to face difficulty in hiring employees and meeting consumer demand, and certain portions of the global supply chain remain challenged by shortages and delays that first occurred due to the initial COVID-19 outbreak. There remains uncertainty about the pace of economic recovery, including uncertainty related to the labor market, inflation and fiscal and monetary policy responses from the federal government.

While there are reasons for optimism, we recognize that some of our customers are still experiencing varying degrees of financial distress. Commercial activity has improved, but has not returned to the levels existing before the outbreak of the pandemic, which may result in our borrowers’ inability to meet their loan obligations. Economic pressures and uncertainties related to the COVID-19 pandemic have also resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. In addition, our loan portfolio includes customers in industries such as hotels, restaurants and assisted living facilities, all of which have been significantly impacted by the COVID-19 pandemic. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely. As of September 30, 2021, the States of South Carolina and Georgia, like most of the nation, are open with limited restrictions.

In addition, due to the COVID-19 pandemic, market interest rates declined significantly, with the 10-year Treasury bond falling to a low of 0.52% in early August 2020, but increasing significantly since that time to 1.52% at September 30, 2021. In March 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate to a range from 0% to 0.25%, and this low range was still in effect as of September 30, 2021. Furthermore, one-month to one-year Treasury yields ranged from 0.04% to 0.09% at September 30, 2021. These reductions in interest rates, low interest rate environment, and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, an adverse effect on our business, financial condition and results of operations.

The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations remains uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the continued rollout of vaccinations for the virus, whether such vaccinations will be effective against another resurgence of the virus, including any new strains, and the ability for customers and businesses to return to their pre-pandemic routine.

Lending Operations and Accommodations to Borrowers; Impact of COVID-19 on Asset Quality and Value of Investment Securities

We are focused on servicing the financial needs of our commercial and consumer customers with flexible loan payment arrangements, including short-term loan modifications or forbearance payments and reducing or waiving certain fees on deposit accounts. Beginning in March 2020, we proactively offered payment deferrals for up to 90 days to our loan customers regardless of the impact of the pandemic on their business or personal finances. Some of these deferments were to businesses that temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash. We continue to consider potential deferrals with respect to certain customers, which we evaluate on a case-by-case basis. Loans on which payments have been deferred declined to $4.1 million at September 30, 2021 from $16.1 million at December 31, 2020 and from $27.3 million at September 30, 2020. We had no loans remaining on initial deferral status in which both principal and interest were deferred at December 31, 2020 and September 30, 2021. The $16.1 million in deferrals at December 31, 2020 consisted of seven loans on which only principal was being deferred. We had one loan, for an events/meeting center, totaling $4.1 million in continuing deferral status in which only principal is being deferred at September 30, 2021.

We are also a small business administration approved lender and participated in the PPP, established under the CARES Act. We had PPP loans totaling $9.4 million gross of deferred fees and costs and $9.1 million net of deferred fees and costs at September 30, 2021. We had PPP loans totaling $43.3 million gross of deferred fees and costs and $42.2 million net of deferred fees and costs at December 31, 2020. During the nine months ended September 30, 2021 and September 30, 2021, we recognized $2.7 million and $367 thousand in net PPP deferred fees, respectively. The remaining net PPP deferred fees will be recognized as interest income over the remaining life of the PPP loans or when the loans are forgiven.

Our asset quality metrics as of September 30, 2021 remained sound.  The non-performing asset ratio was 0.10% of total assets with the nominal level of $1.5 million in non-performing assets at September 30, 2021 compared to 0.50% and $7.0 million at December 31, 2020. The decline in the non-performing asset ratio was related to the successful resolution of several non-accrual and accruing loans past due of 90 days or more. Non-accrual loans declined $4.2 million to $359 thousand at September 30, 2021 from $4.6 million at December 31, 2020. Accruing loans past due 90 days or more declined to $1.3 million to $0 at September 30, 2021 from $1.3 million at December 31, 2021. Loans past due 30 days or more represented 0.03% of the loan portfolio at September 30, 2021 compared to 0.23% at December 31, 2020.  The ratio of classified loans plus OREO and repossessed assets declined to 6.51% of total bank regulatory risk-based capital at September 30, 2021 from 6.89% at December 31, 2020.  During the three months ended September 30, 2021, we experienced net loan recoveries of $354 thousand and net overdraft charge-offs of $16 thousand.

At September 30, 2021, our non-performing assets were not yet materially impacted by the economic pressures of the COVID-19 pandemic. As we closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our customers, we evaluated and identified our exposure to certain industry segments most impacted by the COVID-19 pandemic as of September 30, 2021:

Industry Segments	Outstanding	% of Loan
(Dollars in millions)	Loan Balance	Portfolio
Hotels	$34.7	3.9%
Restaurants	$22.6	2.6%
Assisted Living	$8.4	1.0%
Retail	$90.2	10.2%

We are also monitoring the impact of the COVID-19 pandemic on the operations and value of our investments. We mark to market our publicly traded investments and review our investment portfolio for impairment at, a minimum, quarterly. We do not consider any securities in our investment portfolio to be other-than-temporarily impaired at September 30, 2021. However, because of changing economic and market conditions affecting issuers, we may be required to recognize future impairments on the securities we hold as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

Capital and Liquidity

Our capital remained strong and exceeded the well-capitalized regulatory requirements at September 30, 2021.  Total shareholders’ equity increased $2.8 million, or 2.0%, to $139.1 million at September 30, 2021 from $136.3 million at December 31, 2020. The $2.8 million increase was due to an $8.9 million increase in retention of earnings less dividends paid, a $0.3 million increase due to employee and director stock awards, and a $0.3 million increase due to dividend reinvestment plan (DRIP) purchases partially offset by a $6.7 million reduction in accumulated other comprehensive income. The decline in accumulated other comprehensive income was due to an increase in longer-term market interest rates, which resulted in a reduction in the net unrealized gains in our investment securities portfolio. Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the Federal Reserve. However, the Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets.  Each of the regulatory capital ratios for the Bank exceeds the well capitalized minimum levels currently required by regulatory statute at September 30, 2021 and December 31, 2020. Refer to the Liquidity and Capital Resources section for more details.

Dollars in thousands		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
September 30, 2021
Leverage Ratio	8.56%	5.00%	4.00%	$53,921	$69,085
Common Equity Tier 1 Capital Ratio	13.58%	6.50%	4.50%	67,663	86,764
Tier 1 Capital Ratio	13.58%	8.00%	6.00%	53,337	72,438
Total Capital Ratio	14.74%	10.00%	8.00%	45,261	64,362
December 31, 2020
Leverage Ratio	8.84%	5.00%	4.00%	$52,270	$65,893
Common Equity Tier 1 Capital Ratio	12.83%	6.50%	4.50%	59,406	78,169
Tier 1 Capital Ratio	12.83%	8.00%	6.00%	45,334	64,097
Total Capital Ratio	13.94%	10.00%	8.00%	36,961	55,723

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

We believe that we have ample liquidity to meet the needs of our customers through our low cost deposits, our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, and our ability to obtain advances secured by certain securities and loans from the Federal Home Loan Bank (“FHLB”).

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2021 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 12, 2021.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies. We have identified the determination of the allowance for loan losses, goodwill and other intangibles, income taxes, deferred tax assets, and deferred tax liabilities, other-than-temporary impairment, business combinations, and method of accounting for loans acquired to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management has reviewed and approved these critical accounting policies and estimates and has discussed these policies with our Audit and Compliance Committee. A brief discussion of each of these areas appears in our 2020 Annual Report on Form 10-K. During the first nine months of 2021, we did not significantly alter the manner in which we applied our Critical Accounting Policies or developed related assumptions and estimates.

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Comparison of Results of Operations for Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Net Income

Our net income for the nine months ended September 30, 2021 was $11.5 million, or $1.53 diluted earnings per common share, as compared to $6.7 million, or $0.89 diluted earnings per common share, for the nine months ended September 30, 2020. The $4.9 million increase in net income between the two periods is primarily due to a $4.8 million increase in net interest income, a $113 thousand increase in non-interest income, and a $3.0 million reduction in provision for loan losses partially offset by a $1.4 million increase in non-interest expense and $1.6 million increase in income tax expense. The increase in net interest income results from an increase of $229.1 million in average earning assets partially offset by a nine basis point decline in the net interest margin between the two periods. The increase in non-interest income is primarily related to increases in investment advisory fees and non-deposit commissions of $897 thousand, ATM/debit card income of $332 thousand, gain on sale of bank owned land of $13 thousand, and the collection of summary judgments of $147 thousand related to two loans charged off at a bank we acquired, partially offset by lower mortgage loan fees of $677 thousand, lower deposit service charges of $136 thousand, lower gain on sale of securities of $99 thousand, lower gain on sale of other real estate owned of $70 thousand, and lower non-recurring bank owned life insurance (BOLI) income of $311 thousand. The reduction in provision for loan losses is primarily related to net recoveries of $243 thousand during the nine months ended September 30, 2021 compared to net recoveries of $99 thousand during the same period in 2020 and a reduction in the qualitative factors in our allowance for loan losses methodology during 2021 related to the economic uncertainties caused by the COVID-19 pandemic and the change in total past due, rated, and non-accrual loans; partially offset by an increase in the qualitative factor for the change in economic conditions and loan growth of $37.1 million. We reduced the loss emergence period assumption on our COVID-19 qualitative factor, which was added to our allowance for loan losses methodology during 2020, to 18 months from 24 months at June 30, 2021 due to reductions in the number of COVID-19 cases, hospitalizations, and deaths in our markets. However, we partially offset these reductions by increasing our economic conditions qualitative factor by four basis points during 2021 (two basis points at June 30, 2021 and two basis points at September 30, 2021) due to higher inflation, supply chain bottlenecks, and labor shortages in certain industries. The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $726 thousand, increased occupancy expense of $149 thousand, increased FDIC assessment of $237 thousand, and increased computer service expense of $467 thousand partially offset by lower marketing and public relations expense of $94 thousand, and lower amortization of intangibles of $134 thousand. Our effective tax rate was 21.33% during the first nine months of 2021 compared to 19.05% during the same period in 2020.

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

Please refer to the table at the end of this Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the average yields on assets and average rates on interest-bearing liabilities during the nine-month periods ended September 30, 2021 and 2020, along with average balances and the related interest income and interest expense amounts.

Net interest income increased $4.8 million, or 16.3%, to $34.1 million for the nine months ended September 30, 2021 from $29.3 million for the nine months ended September 30, 2020. Our net interest margin declined by nine basis points to 3.27% during the nine months ended September 30, 2021 from 3.36% during the nine months ended September 30, 2020. Our net interest margin, on a taxable equivalent basis, was 3.30% for the nine months ended September 30, 2021 compared to 3.39% for the nine months ended September 30, 2020. Average earning assets increased $229.1 million, or 19.7%, to $1.4 billion for the nine months ended September 30, 2021 compared to $1.2 billion in the same period of 2020. The increase in net interest income was due to a higher level of average earning assets partially offset by lower net interest margin. The increase in average earning assets was due to increases in loans, securities, and other short-term investments primarily due to Non-PPP loan growth, PPP loans, organic deposit growth, and excess liquidity from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. The decline in net interest margin was primarily due to the Federal Reserve reducing the target range of the federal funds rate two times totaling 150 basis points during the first quarter of 2020 and the excess liquidity generated from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic being deployed in lower yielding securities and other short-term investments. Lower market rates, the competitive loan pricing environment, and the COVID-19 pandemic put downward pressure on our net interest margin during 2020 and the first nine months of 2021.

The net interest margin was positively affected by PPP loans and a $140 thousand interest recovery on a non-accrual loan that was successfully resolved during the nine months ended September 30, 2021. We earned $3.1 million in PPP loan interest income, which includes $2.7 million in accretion of PPP deferred fees net of deferred costs, on an average balance of $47.6 million during the nine months ended September 30, 2021 compared to $577 thousand in PPP loan interest income, which includes $367 thousand in accretion of PPP deferred loan fees net of deferred costs, on an average balance of $27.1 million during the nine months ended September 30, 2020. Excluding PPP loans, our net margin declined by 29 basis points to 3.08% during the nine months ended September 30, 2021 from 3.37% during the nine months ended September 30, 2020. Excluding PPP loans, our net interest margin, on a taxable equivalent basis, was 3.11% for the nine months ended September 30, 2021 compared to 3.41% for the nine months ended September 30, 2020.

Average loans increased $76.3 million, or 9.3%, to $892.0 million for the nine months ended September 30, 2021 from $815.7 million for the same period in 2020. Average PPP loans increased $20.5 million to $47.6 million and average Non-PPP loans increased $55.7 million to $844.4 million for the nine months ended September 30, 2021. Average loans represented 63.9% of average earning assets during the nine months ended September 30, 2021 compared to 70.0% of average earning assets during the same period in 2020. The decline in average loans as a percentage of average earning assets was primarily due to increases in deposits of $213.2 million and securities sold under agreements to repurchase of $12.4 million. The growth in our deposits and securities sold under agreements to repurchase was higher than the growth in our loans, which resulted in the excess funds being deployed in our securities portfolio and other short-term investments and to reduce the amount of our FHLB advances. The yield on loans increased six basis points to 4.52% during the nine months ended September 30, 2021 from 4.46% during the same period in 2020. Excluding PPP loans, the yield on Non-PPP loans declined 24 basis points to 4.28% during the nine months ended September 30, 2021 from 4.52% during the same period in 2020. The yield on loans during the nine months ended September 30, 2021 also included $140 thousand in interest recoveries on a non-accrual relationship that was successfully resolved during the third quarter of 2021. The yield on PPP loans was 8.67% during the nine months ended September 30, 2021 compared to 2.85% during the same period in 2020. PPP loans declined to $9.1 million at September 30, 2021 from $49.8 million at September 30, 2020 due to PPP loans forgiven through the SBA PPP forgiveness process. When PPP loans are forgiven any remaining deferred fees net of deferred costs are recognized in interest income through accelerated accretion of the deferred fees net of deferred costs. Interest income on PPP loans increased $2.5 million to $3.1 thousand during the first nine months of 2021 from $577 thousand during the same period in 2020. The $3.1 million in interest income on PPP loans during the nine months ended September 30, 2021 includes $2.7 million in accretion of deferred fees net of deferred costs. Average securities and average other short-term investments for the nine months ended September 30, 2021 increased $137.6 million and $15.3 million, respectively, from the prior year period. The yield on our securities portfolio declined to 1.74% for the nine months ended September 30, 2021 from 2.21% for the same period in 2020; and the yield on our other short-term investments declined to 0.18% for the nine months ended September 30, 2021 from 0.56% for the same period in 2020. These declines were primarily related to the Federal Reserve reducing the target range of the federal funds rate as described above. The yield on earning assets for the nine months ended September 30, 2021 and 2020 was 3.44% and 3.71%, respectively. The cost of interest-bearing liabilities was at 25 basis points during the nine months ended September 30, 2021 compared to 51 basis points during the same period in 2020. The cost of deposits, including demand deposits, was 14 basis points during the nine months ended September 30, 2021 compared to 31 basis points during the same period in 2020. The cost of funds, including demand deposits, was 17 basis points during the nine months ended September 30, 2021 compared to 36 basis points during the same period in 2020.

We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the nine months ended September 30, 2021, these deposits averaged 89.9% of total deposits as compared to 87.0% during the same period of 2020. This increase was due to PPP loan proceeds, other stimulus funds related to the COVID-19 pandemic, and organic deposit growth.

Provision and Allowance for Loan Losses

We account for our allowance for loan losses under the incurred loss model. As discussed above, the CECL model will become effective for us on January 1, 2023. At September 30, 2021, the allowance for loan losses was $11.0 million, or 1.25% of total loans (excluding loans held-for-sale), compared to $10.4 million, or 1.23% of total loans (excluding loans held-for-sale) at December 31, 2020, and $10.1 million, or 1.20% of total loans (excluding loans held-for-sale), at September 30, 2020. Excluding PPP loans and loans held-for-sale, the allowance for loan losses was 1.26% of total loans at September 30, 2021 compared to 1.30% of total loans at December 31, 2020, and 1.27% at September 30, 2020. The increase in the allowance for loan losses compared to September 30, 2020 is primarily related to loan growth of $37.1 million, $243 thousand in net recoveries, and an increase in our economic conditions qualitative factor by four basis points during 2021 (two basis points at June 30, 2021 and two basis points at September 30, 2021) due to higher inflation, supply chain bottlenecks, and labor shortages in certain industries. These increases were partially offset by a reduction in the loss emergence period assumption on our COVID-19 qualitative factor, which was added to our allowance for loan losses methodology during 2020, to 18 months from 24 months at June 30, 2021 due to a reduction in the number of COVID-19 cases, hospitalizations, and deaths in our markets.

Loans that we acquired in our acquisition of Cornerstone Bancorp, otherwise referred to herein as Cornerstone, in 2017 as well as in our acquisition of Savannah River Financial Corp., otherwise referred to herein as Savannah River, in 2014 are accounted for under FASB ASC 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At September 30, 2021 and December 31, 2020, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $152 thousand and $264 thousand, respectively.

Our provision for loan losses was $394 thousand for the nine months ended September 30, 2021 compared to $3.4 million during the same period in 2020. The decline in the provision for loan losses is primarily related to an increase during the first nine months of 2020 in the qualitative factors in our allowance for loan losses methodology related to the deteriorating economic conditions and economic uncertainties caused by the COVID-19 pandemic. During the first nine months of 2020, we added a qualitative factor for the COVID-19 pandemic to our allowance for loan losses methodology. This new qualitative factor was based on the dollar amount of our deferrals and a one-year loss emergence period based on the highest period of annual historical loss rate since the Bank’s inception. As the pandemic worsened, we added our exposure to certain industry segments most impacted by the COVID-19 pandemic (hotels, restaurants, assisted living, and retail) to the COVID-19 qualitative factor and we extended the loss emergence period to two years based on the highest two periods of annual historical loss rates since the Bank’s inception. At June 30, 2021, we reduced the loss emergence period in the COVID-19 qualitative factor to 18 months from 24 months due to a reduction in the number of COVID-19 related cases, hospitalizations, and deaths within our markets. We also recognized $243 thousand in net recoveries during the nine months ended September 30, 2021. These items were partially offset by higher loan growth and a four basis points increase (two basis points at June 30, 2021 and two basis points at September 30, 2021) in our qualitative factor related to economic conditions due to an increase in inflation, supply chain bottlenecks, and labor shortages in our markets.

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the knowledge and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider qualitative factors such as changes in the lending policies and procedures, changes in the local or national economies, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. During the first quarter of 2020, we added a new qualitative factor related to the economic uncertainties caused by the COVID-19 pandemic. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the uncertainties related to the COVID-19 pandemic.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 to the Consolidated Financial Statements). The annualized weighted average loss ratios over the last 36 months for loans classified as substandard, special mention and pass have been approximately 0.180%, 0.019% and 0.004%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, our net charge-offs have experienced a modest net recovery. We currently believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle; however, the COVID-19 pandemic and the government and economic responses thereto may materially affect the risk within our loan portfolios.

We have a significant portion of our loan portfolio with real estate as the underlying collateral. At September 30, 2021 and December 31, 2020, approximately 89.9% and 87.5%, respectively, of the loan portfolio had real estate collateral. The increase in the percent of our loan portfolio with real estate as the underlying collateral is due to a $53.5 million increase in loans with real estate as the underlying collateral and a $33.1 million decline in PPP loans, which declined to $9.1 million at September 30, 2021 from $42.2 at December 31, 2020. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

The non-performing asset ratio was 0.10% of total assets with the nominal level of $1.5 million in non-performing assets at September 30, 2021 compared to 0.50% and $7.0 million at December 31, 2020. The decline in the non-performing asset ratio was related to the successful resolution of several non-accrual and accruing loans past due of 90 days or more. Non-accrual loans declined $4.2 million to $359 thousand at September 30, 2021 from $4.6 million at December 31, 2020. Accruing loans past due 90 days or more declined to $1.3 million to $0 at September 30, 2021 from $1.3 million at December 31, 2021. Loans past due 30 days or more represented 0.03% of the loan portfolio at September 30, 2021 compared to 0.23% at December 31, 2020.  The ratio of classified loans plus OREO and repossessed assets declined to 6.51% of total bank regulatory risk-based capital at September 30, 2021 from 6.89% at December 31, 2020. We continue to monitor the impact of the COVID-19 pandemic on our customer base of local businesses and professionals. There were 12 loans totaling $359 thousand (0.04% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at September 30, 2021. All 12 of these loans were on non-accrual status. The largest loan included on non-accrual status is in the amount of $110 thousand. The average balance of the remaining 11 loans on non-accrual status is approximately $23 thousand with a range between $0 and $87 thousand, and the majority of these loans are secured by first mortgage liens. Furthermore, we had $1.5 million in accruing trouble debt restructurings, or TDRs, at September 30, 2021 compared to $1.6 million at December 31, 2020. We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. Nonaccrual loans and accruing TDRs are considered impaired. At September 30, 2021, we had 14 impaired loans totaling $1.9 million compared to 23 impaired loans totaling $6.1 million at December 31, 2020. These loans were measured for impairment under the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. At September 30, 2021, we had loans totaling $267 thousand that were delinquent 30 days to 89 days representing 0.03% of total loans compared to $665 thousand or 0.08% of total loans at December 31, 2020.

During the ongoing COVID-19 pandemic and because of our proactive offering of payment deferrals, loans on which payments have been deferred declined to $4.1 million at September 30, 2021 from $4.5 million at June 30, 2021, from $8.7 million at March 31, 2021, from $16.1 million at December 31, 2020, from $27.3 million at September 30, 2020, from $175.0 million at June 30, 2020 and from $118.3 million at March 31, 2020. We had one loan, for an events/meeting center, totaling $4.1 million in continuing deferral status in which only principal is being deferred at September 30, 2021. The $16.1 million in deferrals at December 31, 2020 consisted of seven loans on which only principal was being deferred. Some of these deferments were to businesses that temporarily closed or reduced operations and some were requested as a pre-cautionary measure to conserve cash. We proactively offered initial deferrals to our customers regardless of the impact of the pandemic on their business or personal finances. We obtained additional information from customers who requested second or continuing deferrals and we performed additional analyses to justify the need for the second or continuing deferral requests. Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans and given the ongoing and uncertain impact of the COVID-19 pandemic, we will continue to monitor our loan portfolio for potential risks.

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Nine Months Ended
	September 30,
(Dollars in thousands)	2021	2020
Average loans outstanding (including loans held-for-sale)	$891,987	$792,059
Loans outstanding at period end (excluding loans held-for-sale)	$881,520	$844,460
Non-performing assets:
Nonaccrual loans	$359	$1,656
Loans 90 days past due still accruing	—	34
Foreclosed real estate	1,165	1,313
Repossessed-other	—	—
Total non-performing assets	$1,524	$3,003

Beginning balance of allowance	$10,389	$6,627
Loans charged-off:
Commercial	—	—
Real Estate - Construction	—	2
Real Estate Mortgage - Residential	—	—
Real Estate Mortgage - Commercial	110	1
Consumer - Home Equity	—	—
Consumer - Other	57	70
Total loans charged-off	167	73
Recoveries:
Commercial	25	121
Real Estate - Construction	—	2
Real Estate Mortgage - Residential	—	—
Real Estate Mortgage - Commercial	315	13
Consumer - Home Equity	34	2
Consumer - Other	35	34
Total recoveries	409	172
Net loan charge offs	242	99
Provision for loan losses	394	3,387
Balance at period end	$11,025	$10,113

Net charge offs to average loans (annualized)	-0.04%	0.02%
Allowance as percent of total loans	1.25%	1.20%
Non-performing assets as % of total assets	0.10%	0.22%
Allowance as % of non-performing loans	3,071.03%	598.40%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	September 30, 2021		December 31, 2020
		% of allowance in		% of allowance in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$885	8.0%	$778	7.5%
Real Estate – Construction	96	0.9%	145	1.4%
Real Estate Mortgage:
Residential	541	4.9%	541	5.2%
Commercial	8,436	76.5%	7,855	75.6%
Consumer:
Home Equity	326	3.0%	324	3.1%
Other	118	1.1%	125	1.2%
Unallocated	623	5.6%	621	6.0%
Total	$11,025	100.0%	$10,389	100.0%
41

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

Non-interest Income and Non-interest Expense

Non-interest income during the nine months ended September 30, 2021 was $10.3 million compared to $10.2 million during the same period in 2020. Deposit service charges declined $136 thousand during the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to lower overdraft fees. Mortgage banking income declined by $677 thousand to $3.3 million during the nine months ended September 30, 2021 from $4.0 million during the same period in 2020 due to a reduction in mortgage production partially offset by an increase in the gain-on-sale margin. Mortgage production during the nine months ended September 30, 2021 was $108.6 million compared to $146.0 million during the same period in 2020. The gain on sale margin was 3.02% in the nine months ended September 30, 2021 compared to 2.71% during the same period in 2020. The gain on sale margin was 3.56% during the three months ended September 30, 2021, 3.39% during the three months ended June 30, 2021, and 2.32% during the three months ended March 31, 2021. The gain on sale margin was limited during 2020 and the first quarter of 2021 as we worked on certain loans not yet sold, in an effort to resolve processing and delivery issues. We anticipate the future gain-on-sale margin will be approximately 3.25%. Investment advisory fees increased $897 thousand to $2.9 million during the nine months ended September 30, 2021 from $2.0 million during the same period in 2020. Total assets under management increased to $588.6 million at September 30, 2021 compared to $501.6 million at December 31, 2020 and $436.0 million at September 30, 2020. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions. We had no gain on sale of securities during the nine months ended September 30, 2021 compared to $99 thousand during the same period in 2020. We had a $13 thousand gain on the sale of bank owned land during the nine months ended 2021 compared to $0 during the prior year period. We had $77 thousand in gains on sale of other real estate owned during the nine months ended September 30, 2021 compared to $147 thousand during the prior year period. Furthermore, we recognized $311 thousand in non-recurring bank owned life insurance (BOLI) income during the nine months ended September 30, 2020. The $311 thousand in non-recurring BOLI income was due to insurance benefits on two former members of the boards of directors of acquired banks who passed away during the third quarter of 2020.

Non-interest income, other increased $509 thousand during the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to $147 thousand received from the collection of summary judgments related to two loans charged off at a bank we acquired and a $332 thousand increase in ATM debit card income.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Nine months ended September 30,
	2021	2020
ATM debit card income	$1,992	$1,660
Income on bank owned life insurance	521	547
Rental income	228	200
Other service fees and safe deposit box fees	181	39
Wire transfer fees	87	67
Other	323	310
Total	$3,332	$2,823

Non-interest expense increased $1.4 million during the nine months ended September 30, 2021 to $29.3 million compared to $27.9 million during the same period in 2020. Salary and benefit expense increased $726 thousand to $18.3 million during the nine months ended September 30, 2021 from $17.6 million during the same period in 2020. This increase is primarily a result of the normal salary adjustments and increased financial planning and investment advisory commissions. We had 243 full time equivalent employees at September 30, 2021 compared to 237 at September 30, 2020. Occupancy expense increased $149 thousand to $2.2 million during the nine months ended September 30, 2021 compared to $2.1 million during the same period in 2020. Marketing and public relations expense declined $94 thousand to $849 thousand during the nine months ended September 30, 2021 from $943 thousand during the same period in 2020. The timing of our planned media campaigns in 2021 impacts the recognition of marketing expense, and it is expected that the overall 2021 annual media cost will not vary substantially from the annual cost incurred in 2020. FDIC assessments increased $237 thousand due to a higher assessment rate in 2021 related to a decrease in our leverage ratio and an increase in our assessment base due to higher average assets as well as $39 thousand of small bank assessment credits utilized in the nine months ended September 30, 2020. The reduction in our leverage ratio and the increase in our assessment base were partially related to PPP loans and the excess liquidity generated from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. Furthermore, we received FDIC small bank assessment credits during the nine months ended September 30, 2020 compared to none during the same period in 2021. The FDIC small bank assessment credits were fully utilized during the first quarter of 2020. Amortization of intangibles declined $134 thousand to $161 thousand during the nine months ended September 30, 2021 compared to $295 thousand during the same period in 2020.

Non-interest expense, other increased $553 thousand in the first nine months of 2021 as compared to the same period in 2020 primarily due to higher data processing expense of $467 thousand, which includes ATM debit card expense, higher brokerage fees of $74 thousand, higher director fees of $22 thousand, higher shareholder expense of $20 thousand, and higher other expense of $85 thousand primarily due to higher director restricted stock award expense partially offset by lower audit and accounting fees of $67 thousand, lower subscriptions and publications of $25 thousand, and lower operating errors of $44 thousand primarily due to mortgage processing issues in 2020.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Nine months ended September 30,
	2021	2020
Data processing	$2,787	$2,320
Telephone	279	267
Correspondent services	209	209
Insurance	239	235
Legal, professional, and brokerage fees	1,048	1,098
Director fees	277	255
Shareholder expense	166	146
Dues	119	111
Loan closing costs/fees	258	273
Other	823	738
Total	$6,205	$5,652
43

Income Tax Expense

Our effective tax rate was 21.33% and 19.05% in the first nine months of 2021 and 2020, respectively. The effective rate in 2021, 2020, and 2019 is or was impacted by the passing of the Tax Cut and Jobs Act on December 22, 2017. The federal tax rate prior to this change was 34%, and beginning January 1, 2018, the rate was lowered to 21%.

Comparison of Results of Operations for Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Net Income

Our net income for the three months ended September 30, 2021 was $4.7 million, or $0.63 diluted earnings per common share, as compared to $2.7 million, or $0.35 diluted earnings per common share, for the three months ended September 30, 2020. The $2.1 million increase in net income between the two periods is primarily due to a $2.3 million increase in net interest income and $1.0 million reduction in provision for loan losses partially offset by a $286 thousand decline in non-interest income, a $191 thousand increase in non-interest expense and a $720 thousand increase in income tax expense. The increase in net interest income results from an increase of $192.4 million in average earning assets and by a 19 basis point increase in the net interest margin between the two periods. The decline in non-interest income is primarily related to a decline in mortgage banking income of $256 thousand and a reduction in non-recurring income of $491 thousand partially offset by increases in deposit service charges of $15 thousand, investment advisory fees and non-deposit commissions of $368 thousand and ATM/debit card income of $73 thousand. The reduction in provision for loan losses is primarily related to net recoveries of $338 thousand during the three months ended September 30, 2021 compared to net recoveries of $115 thousand during the same period in 2020, a reduction in the qualitative factors in our allowance for loan losses methodology during 2021 related to the economic uncertainties caused by the COVID-19 pandemic and the change in total past due, rated, and non-accrual loans partially offset by an increase in the qualitative factor for the change in economic conditions and loan growth of $37.1 million. We reduced the loss emergence period assumption on our COVID-19 qualitative factor to 18 months from 24 months at June 30, 2021 due to reductions in the number of COVID-19 cases, hospitalizations, and deaths in our markets; and we reduced the qualitative factor for the change in total past due, rated, and non-accrual loans by three basis points at September 30, 2021 due to a reduction on non-performing assets. However, we partially offset these reductions by increasing our economic conditions qualitative factor by four basis points during 2021 (two basis points at June 30, 2021 and two basis points at September 30, 2021) due to higher inflation, supply chain bottlenecks, and labor shortages in certain industries. The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $307 thousand, increased FDIC assessment of $52 thousand, and increased non-interest expense other of $73 thousand partially offset by marketing and public relations of $202 thousand and lower amortization of intangibles of $43 thousand. The increase in salaries and benefits was primarily a result of the normal salary adjustments, increased financial planning and investment advisory commissions, and increased incentive plan accruals related to higher performance partially offset by lower mortgage commissions. The increase in the non-interest expense, other category included the reimbursement of $153 thousand legal expenses incurred during the second quarter of 2021 related to a loan relationship that was successfully resolved. Our effective tax rate was 21.73% during the three months ended September 30, 2021 compared to 18.40% during the same period in 2020.

Net Interest Income

Please refer to the table at the end of this Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the average yields on assets and average rates on interest-bearing liabilities during the three-month periods ended September 30, 2021 and 2020, along with average balances and the related interest income and interest expense amounts.

Net interest income increased $2.3 million, or 22.4%, to $12.5 million for the three months ended September 30, 2021 from $10.2 million for the three months ended September 30, 2020. Our net interest margin increased by 19 basis points to 3.43% during the three months ended September 30, 2021 from 3.24% during the three months ended September 30, 2020. Our net interest margin, on a taxable equivalent basis, was 3.47% for the three months ended September 30, 2021 compared to 3.28% for the three months ended September 30, 2020. Average earning assets increased $192.4 million, or 15.4%, to $1.4 billion for the three months ended September 30, 2021 compared to $1.2 billion in the same period of 2020. The increase in net interest income was due to a higher level of average earning assets and an increase in net interest margin. The increase in average earning assets was primarily due to Non-PPP loan growth, organic deposit growth, and excess liquidity from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic partially offset by a reduction in PPP loans and other short-term investments. The increase in net interest margin was primarily due to the accelerated accretion of PPP deferred loan fees related to the forgiveness of PPP loans and a $140 thousand interest recovery on a non-accrual loan that was successfully resolved during the three months ended September 30, 2021. We earned $1.6 million in PPP loan interest income on an average balance of $31.9 million during the three months ended September 30, 2021 compared to $360 thousand on an average balance of $49.2 million during the three months ended September 30, 2020. Excluding PPP loans, our net margin declined by 22 basis points to 3.04% during the three months ended September 30, 2021 from 3.26% during the three months ended September 30, 2020. Excluding PPP loans, our net interest margin, on a taxable equivalent basis, was 3.08% for the three months ended September 30, 2021 compared to 3.29% for the three months ended September 30, 2020. The decline in net interest margin excluding PPP loans was primarily due to the Federal Reserve reducing the target range of the federal funds rate two times totaling 150 basis points during the first quarter of 2020 and the excess liquidity generated from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic being deployed in lower yielding securities and other short-term investments. Lower market rates, the competitive loan pricing environment, and the COVID-19 pandemic put downward pressure on our net interest margin during 2020 and the first nine months of 2021.

Average loans increased $25.8 million, or 3.0%, to $893.9 million for the three months ended September 30, 2021 from $868.1 million for the same period in 2020. Average PPP loans declined $17.3 million to $31.9 million and average Non-PPP loans increased $43.1 million to $862.0 million for the three months ended September 30, 2021. Average loans represented 62.0% of average earning assets during the three months ended September 30, 2021 compared to 69.5% of average earning assets during the same period in 2020. The decline in average loans as a percentage of average earning assets was primarily due to increases in deposits of $175.6 million and securities sold under agreements to repurchase of $14.5 million. The growth in our deposits and securities sold under agreements to repurchase was higher than the growth in our loans, which resulted in the excess funds being deployed in our securities portfolio. The yield on loans increased 55 basis points to 4.86% during the three months ended September 30, 2021 from 4.31% during the same period in 2020. Excluding PPP loans, the yield on Non-PPP loans declined 11 basis points to 4.29% during the three months ended September 30, 2021 from 4.40% during the same period in 2020. The yield on loans during the three months ended September 30, 2021 also includes $140 thousand in interest recoveries on a non-accrual relationship that was successfully resolved during the third quarter of 2021. The yield on PPP loans was 20.45% during the three months ended September 30, 2021 compared to 2.91% during the same period in 2020. PPP loans declined to $9.1 million at September 30, 2021 from $49.8 million at September 30, 2021 due to PPP loans forgiven through the SBA PPP forgiveness process. When PPP loans are forgiven any remaining deferred fees net of deferred costs are recognized in interest income through accelerated accretion of the deferred fees net of deferred costs. Interest income on PPP loans increased $1.3 million to $1.6 thousand during the three months ended September 30, 2021 from $360 thousand during the same period in 2020. The $1.6 million in interest income on PPP loans during the three months ended September 30, 2021 includes $1.561 million in accretion of deferred fees net of deferred costs. Average securities increased $188.7 million to $488.5 million during the three months ended September 30, 2021 from $299.9 million during the prior year period. The yield on our securities portfolio declined to 1.62% for the three months ended September 30, 2021 from 2.02% for the same period in 2020. Average other short-term investments and CDs declined $22.1 million to $58.5 million during the three months ended September 30, 2021 from $80.7 million during the prior year period. The yield on our other short-term investments and CDs was 0.21% for both the three months ended September 30, 2021 and September 30, 2020. These declines in the yields on Non-PPP loan and securities were primarily related to the Federal Reserve reducing the target range of the federal funds rate as described above. The yield on earning assets for the three months ended September 30, 2021 and 2020 was 3.57% and 3.50%, respectively. The cost of interest-bearing liabilities was at 22 basis points during the three months ended September 30, 2021 compared to 38 basis points during the same period in 2020. The cost of deposits, including demand deposits, was 12 basis points during the three months ended September 30, 2021 compared to 23 basis points during the same period in 2020. The cost of funds, including demand deposits, was 15 basis points during the three months ended September 30, 2021 compared to 27 basis points during the same period in 2020.

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended September 30, 2021 was $3.6 million compared to $3.9 million during the same period in 2020. Mortgage banking income declined by $256 thousand to $1.1 million during the three months ended September 30, 2021 from $1.4 million during the same period in 2020 due to a reduction in mortgage production partially offset by an increase in the gain-on-sale margin. Mortgage production during the three months ended September 30, 2021 was $32.2 million compared to $56.8 million during the same period in 2020. The gain on sale margin was 3.56% in the three months ended September 30, 2021 compared to 2.47% during the same period in 2020. The gain on sale margin was limited during 2020 and the first quarter of 2021 as we worked on certain loans not yet sold, in an effort to resolve processing and delivery issues. Investment advisory fees increased $368 thousand to $1.1 million during the three months ended September 30, 2021 from $672 thousand during the same period in 2020. Total assets under management increased to $588.6 million at September 30, 2021 compared to $501.6 million at December 31, 2020 and $436.0 million at September 30, 2020. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions. We had no gain on sale of securities during the three months ended September 30, 2021 compared to a $99 thousand gain during the same period in 2020. We had a $13 thousand gain on the sale of bank owned land during the three months ended 2021 and we had a $141 thousand in gain on sale of other real estate owned during the three months ended September 30, 2020. Furthermore, we recognized $311 thousand in non-recurring bank owned life insurance (BOLI) income during the three months ended September 30, 2020. The $311 thousand in non-recurring BOLI income was due to insurance benefits on two former members of the boards of directors of acquired banks who passed away during the third quarter of 2020.

Non-interest income, other increased $138 thousand during the three months ended September 30, 2021 compared to the same period in 2020 primarily due to a $73 thousand increase in ATM debit card income and $47 thousand received from the collection of a summary judgment related to a loan charged off at a bank we acquired.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Three months ended September 30,
	2021	2020
ATM debit card income	$669	$596
Income on bank owned life insurance	175	182
Rental income	80	74
Other service fees and safe deposit box fees	63	58
Wire transfer fees	31	25
Other	102	47
Total	$1,120	$982

Non-interest expense increased $191 thousand during the three months ended September 30, 2021 to $9.9 million compared to $9.7 million during the same period in 2020. Salary and benefit expense increased $307 thousand to $6.4 million during the three months ended September 30, 2021 from $6.1 million during the same period in 2020. This increase is primarily a result of the normal salary adjustments, increased financial planning and investment advisory commissions, increased incentive plan accruals related to higher performance partially offset by lower mortgage commissions. We had 243 full time equivalent employees at September 30, 2021 compared to 237 at September 30, 2020. FDIC assessments increased $52 thousand due to a higher assessment rate in 2021 related to a decrease in our leverage ratio and an increase in our assessment base due to higher average assets. The reduction in our leverage ratio and the increase in our assessment base were partially related to loan growth and excess liquidity generated from organic deposit growth and PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. Marketing and public relations expense declined $202 thousand to $140 thousand during the three months ended September 30, 2021 from $342 thousand during the same period in 2020. The timing of our planned media campaigns in 2021 impacts the recognition of marketing expense, and it is expected that the overall 2021 annual media cost will not vary substantially from the annual cost incurred in 2020. Amortization of intangibles declined $43 thousand to $52 thousand during the three months ended September 30, 2021 compared to $95 thousand during the same period in 2020.

Non-interest expense, other increased $73 thousand during the three months ended September 30, 2021 as compared to the same period in 2020 primarily due to higher data processing expense of $185 thousand, which includes ATM debit card expense partially offset by lower legal, professional, and brokerage fees of $104 thousand, which includes a $153 thousand reimbursement in previously incurred legal expenses related to a loan relationship that was successfully resolved during the three months ended September 30, 2021.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Three months ended
	September 30,
	2021	2020
Data processing	$972	$787
Telephone	89	97
Correspondent services	64	73
Insurance	80	79
Legal, professional, and brokerage fees	231	335
Director fees	87	83
Shareholder expense	49	48
Dues	39	38
Loan closing costs/fees	94	97
Other	288	283
	$1,993	$1,920
46

Financial Position

Assets totaled $1.6 billion at September 30, 2021 and $1.4 billion at December 31, 2020. Loans (excluding loans held-for-sale) increased $37.4 million to $881.5 million at September 30, 2021 from $844.2 million at December 31, 2020.

Total loan production excluding PPP loans and a PPP related credit facility was $70.5 million during the three months ended September 30, 2021 and $171.8 million during the nine months ended September 30, 2021 compared to $46.1 and $118.9 million during the same periods in 2020, respectively. Loans held-for-sale declined to $6.2 million at September 30, 2021 from $45.0 million at December 31, 2020 due to an improvement in mortgage processing, which has resulted in a reduction in the numbers of days to sell loans to investors, and the movement of 30 loans totaling $7.6 million to loans held-for-investment. Mortgage production was $32.2 million during the three months ended September 30, 2021 compared to $56.8 million during the same period in 2020. Mortgage production was $108.6 million during the nine months ended September 30, 2021 compared to $146.0 million during the same period in 2020. The loan-to-deposit ratio (including loans held-for-sale) at September 30, 2021 and December 31, 2020 was 66.6% and 74.8%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at September 30, 2021 and December 31, 2020 was 66.1% and 71.0%, respectively. Investment securities increased to $515.3 million at September 30, 2021 from $361.9 million at December 31, 2020. Other short-term investments increased to $55.3 million at September 30, 2021 from $46.1 million at December 31, 2020. The increases in investments and other short-term investments are primarily due to organic deposit growth and excess liquidity from customer’s PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic.

Non-PPP loans increased $70.5 million to $872.4 million at September 30, 2021 from $801.9 million at December 31, 2020. PPP loans declined $33.1 million to $9.1 million at September 30, 2021 from $42.2 million at December 31, 2020. PPP loans totaled $9.4 million gross of deferred fees and costs and $9.3 million net of deferred fees and costs at September 30, 2021. The $0.3 million in PPP deferred fees net of deferred costs at September 30, 2021 will be recognized as interest income over the remaining life of the PPP loans.

During 2020 and 2021, we originated 1,417 PPP loans totaling $88.5 million, which includes 843 PPP loans totaling $51.2 million originated in 2020 and 574 PPP loans totaling $37.3 million originated in 2021. Furthermore, during 2020, we facilitated the origination of 111 PPP loans totaling $31.2 million for our customers through a third party prior to establishing our own PPP platform. As of October 4, 2021, 1,364 PPP loans totaling $79.1 million (835 PPP loans totaling $48.9 million originated in 2020 and 529 PPP loans totaling $30.2 million originated in 2021) were forgiven through the SBA PPP forgiveness process.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(Dollars in thousands)	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial, financial & agricultural	$80,796	9.2%	$96,688	11.5%
Real estate:
Construction	100,061	11.4%	95,282	11.3%
Mortgage – residential	44,987	5.1%	43,928	5.2%
Mortgage – commercial	620,130	70.3%	573,258	67.9%
Consumer:
Home Equity	27,233	3.1%	26,442	3.1%
Other	8,313	0.9%	8,559	1.0%
Total gross loans	881,520	100.0%	844,157	100.0%
Allowance for loan losses	(11,025)		(10,389)
Total net loans	$870,495		$833,768
47

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

Deposits increased $144.2 million to $1.3 billion at September 30, 2021 compared to $1.2 billion at December 31, 2020.  Our pure deposits, which are defined as total deposits less certificates of deposits, increased $148.7 million to $1.2 billion at September 30, 2021 from $1.1 billion at December 31, 2020.  We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. We had no brokered deposits and no listing services deposits at September 30, 2021.  Our securities sold under agreements to repurchase, which are related to our customer cash management accounts, increased $18.9 million to $59.8 million at September 30, 2021 from $40.9 million at December 31, 2020.

Total shareholders’ equity increased $2.8 million or 2.0% to $139.1 million at September 30, 2021 from $136.3 million at December 31, 2020. The $2.8 million increase was due to an $8.9 million increase in retention of earnings less dividends paid, a $0.3 million increase due to employee and director stock awards, and a $0.3 million increase due to dividend reinvestment plan (DRIP) purchases partially offset by a $6.7 million reduction in accumulated other comprehensive income. The decline in accumulated other comprehensive income was due to an increase in longer-term market interest rates, which resulted in a reduction in the net unrealized gains in our investment securities portfolio. In late 2019, we obtained approval of a share repurchase plan of up to 200,000 shares of our outstanding common stock; however, no share repurchases were made under this repurchase plan prior to its expiration on December 31, 2020. On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2021 repurchase plan”), which represents approximately 5% of our 7,544,374 shares outstanding as of September 30, 2021. The 2021 repurchase plan provides us with some flexibility in managing our capital going forward. No share repurchases were made during the three and nine months ended September 30, 2021 and September 30, 2020.

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at September 30, 2021 and December 31, 2020 over the subsequent 12 months. At September 30, 2021, our modeling reflects exposure to falling and rising rates over the first 12 months subsequent to interest rate changes. The negative impact of rising rates reverses and net interest income is favorably impacted over a 24-month period. During the second 12-month period after 100 basis point and 200 basis point simultaneous and parallel increases in interest rates along the entire yield curve, our net interest income is projected to increase 3.54% and 6.67%, respectively. In a declining rate environment, the model reflects a decline in net interest income. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	September 30, 2021	December 31, 2020
+200bp	-4.72%	-0.73%
+100bp	-1.66%	+0.08%
Flat	—	—
-100bp	-5.28%	-3.37%
-200bp	-9.18%	-3.58%

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At September 30, 2021 and December 31, 2020, the PVE exposure in a plus 100 basis point increase in market interest rates was estimated to be 3.69% and 6.94%, respectively. At September 30, 2021 and December 31, 2020, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 5.58% and 11.47%, respectively. The PVE exposure in a down 100 basis point decrease was estimated to be (8.94)% at September 30, 2021 compared to (14.32)% at December 31, 2020.

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

As of September 30, 2021, we have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic. We had no brokered deposits and no listing services deposits at September 30, 2021. We believe that we have ample liquidity to meet the needs of our customers through our low cost deposits, our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, and our ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.   Shareholders’ equity declined to 8.9% of total assets at September 30, 2021 from 9.8% at December 31, 2020 due to total asset growth of $164.9 million compared to total shareholders’ equity growth of $2.8 million. The growth in total assets was primarily due to excess liquidity from customer’s PPP loans, other stimulus funds related to the COVID-19 pandemic, organic deposit growth, and loan growth. The $2.8 million increase was due to an $8.9 million increase in retention of earnings less dividends paid, a $0.3 million increase due to employee and director stock awards, and a $0.3 million increase due to dividend reinvestment plan (DRIP) purchases partially offset by a $6.7 million reduction in accumulated other comprehensive income. The decline in accumulated other comprehensive income was due to an increase in longer-term market interest rates, which resulted in a reduction in the net unrealized gains in our investment securities portfolio. The Bank maintains federal funds purchased lines in the total amount of $60.0 million with two financial institutions, although these were not utilized at September 30, 2021 and $10 million through the Federal Reserve Discount Window. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2021, we had issued commitments to extend unused credit of $137.7 million, including $42.9 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2020, we had issued commitments to extend unused credit of $142.6 million, including $42.3 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We regularly review our liquidity position and have implemented internal policies establishing guidelines for sources of asset-based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. Although uncertain, we may encounter stress on liquidity management as a direct result of the COVID-19 pandemic and the Bank’s participation in the PPP as a participating lender. We had PPP loans totaling $9.4 million gross of deferred fees and costs and $9.1 million net of deferred fees and costs at September 30, 2021 compared to $43.3 million gross of deferred fees and costs and $42.2 million net of deferred fees and costs at December 31, 2020. As customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit.

Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to Basel III, impose minimum capital requirements for bank holding companies and banks. In 2018, the Federal Reserve increased the asset size to qualify as a small bank holding company. As a result of this change, the Company is generally not subject to the Federal Reserve capital requirements unless advised otherwise. The Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets.

Specifically, the Bank is required to maintain the following minimum capital requirements:

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

As outlined above, the Company is not generally subject to the Federal Reserve capital requirements unless advised otherwise because it qualifies as a small bank holding company. The Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of September 30, 2021, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

Dollars in thousands		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
September 30, 2021
Leverage Ratio	8.56%	5.00%	4.00%	$53,921	$69,085
Common Equity Tier 1 Capital Ratio	13.58%	6.50%	4.50%	67,663	86,764
Tier 1 Capital Ratio	13.58%	8.00%	6.00%	53,337	72,438
Total Capital Ratio	14.74%	10.00%	8.00%	45,261	64,362
December 31, 2020
Leverage Ratio	8.84%	5.00%	4.00%	$52,270	$65,893
Common Equity Tier 1 Capital Ratio	12.83%	6.50%	4.50%	59,406	78,169
Tier 1 Capital Ratio	12.83%	8.00%	6.00%	45,334	64,097
Total Capital Ratio	13.94%	10.00%	8.00%	36,961	55,723

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.56%, 13.58% and 14.74%, respectively, at September 30, 2021 as compared to 8.84%, 12.83%, and 13.94%, respectively, at December 31, 2020. The Bank’s Common Equity Tier 1 ratio at September 30, 2021 was 13.58% and at December 31, 2020 was 12.83%. Under the Basel III rules, we anticipate that the Bank will remain a well capitalized institution for at least the next 12 months.   Furthermore, based on our strong capital, conservative underwriting, and internal stress testing, we expect to remain well capitalized throughout the remainder of the COVID-19 pandemic. However, the Bank’s reported and regulatory capital ratios could be adversely impacted by future credit losses related to the COVID-19 pandemic.

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the third quarter of 2021 of $0.12 per common share.  This dividend is payable on November 16, 2021 to shareholders of record of our common stock as of November 2, 2021.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and

Rates on Average Interest-Bearing Liabilities

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans
PPP loans	$47,605	$3,086	8.67%	$27,088	$577	2.85%
Non-PPP loans	844,382	27,061	4.28%	788,636	26,677	4.52%
Total loans	891,987	30,147	4.52%	815,724	27,254	4.46%
Securities	431,332	5,623	1.74%	293,724	4,862	2.21%
Other short-term investments and CD’s	71,804	94	0.18%	56,532	236	0.56%
Total earning assets	1,395,123	35,864	3.44%	1,165,980	32,352	3.71%
Cash and due from banks	22,844			15,142
Premises and equipment	34,065			34,853
Goodwill and other intangibles	15,673			15,967
Other assets	38,581			39,975
Allowance for loan losses	(10,629)			(8,052)
Total assets	$1,495,657			$1,263,865

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$296,430	$152	0.07%	$235,346	$220	0.12%
Money market accounts	267,143	359	0.18%	210,212	674	0.43%
Savings deposits	132,700	58	0.06%	110,095	65	0.08%
Time deposits	158,969	801	0.67%	167,150	1,456	1.16%
Other borrowings	77,179	379	0.66%	67,504	601	1.19%
Total interest-bearing liabilities	932,421	1,749	0.25%	790,307	3,016	0.51%
Demand deposits	413,723			332,975
Other liabilities	12,426			13,195
Shareholders’ equity	137,087			127,388
Total liabilities and shareholders’ equity	$1,495,657			$1,263,865

Cost of deposits, including demand deposits			0.14%			0.31%
Cost of funds, including demand deposits			0.17%			0.36%
Net interest spread			3.19%			3.20%
Net interest income/margin		$34,115	3.27%		$29,336	3.36%
Net interest income/margin (tax equivalent)		$34,475	3.30%		$29,623	3.39%
53

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans
PPP loans	$31,936	$1,646	20.45%	$49,203	$360	2.91%
Non-PPP loans	861,952	9,310	4.29%	818,893	9,048	4.40%
Total loans	893,888	10,956	4.86%	868,096	9,408	4.31%
Securities	488,526	1,995	1.62%	299,858	1,525	2.02%
Other short-term investments and CD’s	58,547	31	0.21%	80,653	43	0.21%
Total earning assets	1,440,961	12,982	3.57%	1,248,607	10,976	3.50%
Cash and due from banks	24,903			15,568
Premises and equipment	33,747			34,721
Goodwill and other intangibles	15,621			15,872
Other assets	38,376			39,751
Allowance for loan losses	(10,788)			(9,410)
Total assets	$1,542,820			$1,345,109

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$306,108	$43	0.06%	$256,990	$57	0.09%
Money market accounts	278,958	109	0.16%	228,502	146	0.25%
Savings deposits	139,540	20	0.06%	117,818	18	0.06%
Time deposits	157,485	231	0.58%	166,070	438	1.05%
Other borrowings	77,840	123	0.63%	63,312	141	0.89%
Total interest-bearing liabilities	959,931	526	0.22%	832,692	800	0.38%
Demand deposits	430,474			367,597
Other liabilities	12,011			13,083
Shareholders’ equity	140,404			131,737
Total liabilities and shareholders’ equity	$1,542,820			$1,345,109

Cost of deposits, including demand deposits			0.12%			0.23%
Cost of funds, including demand deposits			0.15%			0.27%
Net interest spread			3.35%			3.12%
Net interest income/margin		$12,456	3.43%		$10,176	3.24%
Net interest income/margin (tax equivalent)		$12,585	3.47%		$10,282	3.28%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, during the three months period ended September 30, 2021, we credited an aggregate of 1,367 deferred stock units to accounts for directors who elected to defer monthly fees. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.

(b)	Not Applicable.

(c)	On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock, which represents approximately 5% of our 7,544,374 shares outstanding as of September 30, 2021. No share repurchases were made during the three months ended September 30, 2021.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 22, 2019).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language; (i) Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months and nine months ended September 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: November 9, 2021	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
58