Form 10-K
period 2021-12-31
FIRST COMMUNITY CORP /SC/
filed 2022-03-16
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2021
Or
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 000-28344

First Community Corporation

(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5455 Sunset Blvd.,
Lexington, South Carolina	29072
(Address of principal executive offices)	(Zip Code)

803-951-2265

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $1.00 par value per share	FCCO	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $146,376,573 based on the closing price of $20.20 on June 30, 2021, as reported on The NASDAQ Capital Market. 7,560,596 shares of the registrant’s common stock were issued and outstanding as of March 16, 2022.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (the “SEC”) and the following:

•	the continuing impact of COVID-19 and its variants, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy, and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, write-down assets, or take other actions;
•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment, which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies, including potential changes in tax laws and regulations;
•	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;
•	risks associated with our participation in the Paycheck Protection Program, otherwise the PPP, established by the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, including but not limited to, the failure of the borrower to qualify for loan forgiveness, which would subject us to the risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties described under “Risk Factors” below.

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

Economic and Geographic-Related Risks

•	We are unable to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely affect our business, financial condition and results of operations.

•	Our business may be adversely affected by economic conditions.

Credit and Interest Rate Risks

•	Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

•	We may have higher loan losses than we have allowed for in our allowance for loan losses.

•	We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

•	Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

•	Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

•	Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

•	Our underwriting decisions may materially and adversely affect our business.

•	We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.

•	If we fail to effectively manage credit risk, our business and financial condition will suffer.

•	Changes in prevailing interest rates may reduce our profitability.

Capital and Liquidity Risks

•	Changes in the financial markets could impair the value of our investment portfolio.

•	The Bank is subject to strict capital requirements, which could be amended to be more stringent, in the future.

Risks Related to Our Industry

•	The transition away from LIBOR could negatively impact our net interest income and require significant operational work.

•	Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

•	We could experience a loss due to competition with other financial institutions or nonbank companies.

•	We may be adversely affected by the soundness of other financial institutions.

•	Failure to keep pace with technological changes could adversely affect our business.

•	New lines of business or new products and services may subject us to additional risk.

•	Consumers may decide not to use banks to complete their financial transactions.

Risks Related to Our Strategy

•	We may be adversely affected by risks associated with future mergers and acquisitions, including execution risk, which could disrupt our business and dilute shareholder value.

•	We may be exposed to difficulties in combining the operations of acquired businesses into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.

•	New or acquired banking office facilities and other facilities may not be profitable.

Risks Related to Our Human Capital

•	We are dependent on key individuals, and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Operational Risks

•	A failure in, or breach of, our systems or infrastructure, or those of our vendors, including cyber-attacks, could disrupt our businesses, result in disclosure of confidential information, damage our reputation or increase our costs and losses.

•	We are at risk of increased losses from fraud.

•	Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

•	If we fail to maintain our reputation, our performance may be materially adversely affected.

Legal, Accounting, Regulatory and Compliance Risks

•	We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

•	Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

•	We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

•	Changes in accounting standards could materially affect our financial statements.

•	New accounting standards will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

•	The Federal Reserve may require us to commit capital resources to support the Bank.

•	We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.

•	We are party to various claims and lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	From time to time we are, or may become, involved in suits, legal proceedings, information-gatherings, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

•	We could be adversely affected by changes in tax laws and regulations or the interpretations of such laws and regulations

•	Our ability to realize deferred tax assets may be reduced, which may adversely impact our results of operation.

Risks Related to an Investment In our Common Stock

•	Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

•	Our stock price may be volatile, which could result in losses to our investors and litigation against us.

•	Future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline.

•	Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to us. If we have to issue shares of common stock, they will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

•	Provisions of our articles of incorporation and bylaws, South Carolina law, and state and federal banking regulations, could delay or prevent a takeover by a third party.

•	An investment in our common stock is not an insured deposit.

General Risks

•	Our historical operating results may not be indicative of our future operating results.

•	A downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

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

We engage in a commercial banking business from our main office in Lexington, South Carolina and our 21 full-service offices located in: the Midlands of South Carolina, which includes Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices) and Kershaw County (1 office); the Upstate of South Carolina, which includes Greenville County (2 offices), Anderson County (1 office) and Pickens County (1 office); and the Central Savannah River Area, which includes Aiken County, South Carolina (1 office); and in Augusta, Georgia, which includes Richmond County (2 offices) and Columbia County (1 office). In addition, we conducted business from a mortgage loan production office in Richland County, South Carolina until January 24, 2020, after which we consolidated such operations with other existing Bank offices. At December 31, 2021, we had approximately $1.6 billion in assets, $863.7 million in loans, $1.4 billion in deposits, and $141.0 million in shareholders’ equity.

We offer a wide-range of traditional banking products and services for professionals and small-to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services. We also offer online banking to our customers. We have grown organically and through acquisitions.

Our stock trades on The NASDAQ Capital Market under the symbol “FCCO”.

Available Information

We provide our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) on our website at www.firstcommunitysc.com/ under the About section, under the Investors link. These filings are made accessible as soon as reasonably practicable after they have been filed electronically with SEC. These filings are also accessible on the SEC’s website at www.sec.gov. In addition, we make available under our Investor Relations section on our website the following, among other things: (i) Code of Business Conduct and Ethics, which applies to our directors and all employees and (ii) the charters of the Audit and Compliance, Human Resources and Compensation, and Nominations and Corporate Governance Committees of our board of directors. These materials are available to the general public on our website free of charge. Printed copies of these materials are also available free of charge to shareholders who request them in writing. Please address your request to: Investor Relations, First Community Corporation, 5455 Sunset Boulevard, Lexington, South Carolina 29072. Statements of beneficial ownership of equity securities filed by directors, officers, and 10% or greater shareholders under Section 16 of the Exchange Act are also available through our website. The information on our website is not incorporated by reference into this report.

Location and Service Area

The Bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals. We have a total of 13 full-service offices located in Richland, Lexington, Kershaw and Newberry Counties of South Carolina and the surrounding areas. We refer to these counties as the “Midlands” region of South Carolina. Lexington County is home to six of our branch offices. Richland County, in which we currently have four branches, is the second largest county in South Carolina. Columbia is located within Richland County and is South Carolina’s capital city and is geographically positioned in the center of the state between the industrialized Upstate region of South Carolina and the coastal city of Charleston, South Carolina. Intersected by three major interstate highways (I-20, I-77, and I-26), Columbia’s strategic location has contributed greatly to its commercial appeal and growth. With the acquisition of Savannah River Banking Company in 2014, we added a branch in Aiken, South Carolina and a branch in Augusta, Georgia (Richmond County). In 2016, we opened a loan production office in Greenville County, which we converted into a full-service office in February 2019. With the acquisition of Cornerstone Bancorp in 2017, we added a branch in each of Greenville, Pickens, and Anderson Counties of South Carolina. We refer to this three-county area as the “Upstate” region of South Carolina. In 2018, we opened a de novo branch in downtown Augusta, Georgia (Richmond County). In 2019, we opened a de novo branch in Evans, Georgia, a suburb of Augusta in Columbia County, Georgia. We refer to the three-county area of Aiken County (South Carolina), Richmond County (Georgia) and Columbia County (Georgia) as the “CSRA” region.

The following table shows data as to deposits, market share and population for our three market areas (deposits in thousands):

	Total	Estimated	Total Market Deposits(2)	Our Market Deposits(2)
	Offices	Population(1)	June 30, 2021	June 30, 2021	Market Share
Midlands Region	13	823,953	$26,809,851	$957,314	3.57%
CSRA Region	4	539,254	$10,317,182	$179,071	1.74%
Upstate Region	4	864,301	$22,725,822	$157,413	0.69%

(1)	Population data is 2022 total population from S&P Global Market Intelligence.
(2)	All deposit data is based on June 30, 2021 data sourced from S&P Global Market Intelligence.

We believe that we serve attractive banking markets with long-term growth potential and a well-educated employment base that helps to support our diverse and relatively stable local economy. According to S&P Global Market Intelligence, 2022 median household incomes for each of the counties in the regions noted above were as follows:

Richland County, SC	$58,822
Lexington County, SC	$68,245
Newberry County, SC	$49,798
Kershaw County SC	$60,407
Greenville County, SC	$70,306
Anderson County, SC	$61,821
Pickens County SC	$55,821
Aiken County SC	$60,331
Richmond County, GA	$48,465
Columbia County, GA	$96,346

The county estimates noted above compare to 2022 statewide median household income estimates of $62,822 and $68,363 for South Carolina and Georgia, respectively. The principal components of the economy within our market areas are service industries, government and education, and wholesale and retail trade. The largest employers in the Midlands market area, each of which employs in excess of 3,000 people, include the State of South Carolina, Prisma Health, BlueCross BlueShield of SC, the University of South Carolina, the United States Department of the Army (Fort Jackson Army Base), Richland School District 1, Richland School District 2, Lexington Medical Center, Southern Freight Lines, Lexington County School District One, and Medical Services of America. The largest employers in our CSRA market area, each of which employs in excess of 3,000 people, include the U.S. Army Cyber Center of Excellence & Fort Gordon, Augusta University, NSA Augusta, Augusta University Hospitals, Richmond County School System, University Hospital, and the Department of Energy, Savannah River Site. The Upstate region major employers include, among others, Prisma Health, Greenville County Schools, BMW Manufacturing Corp., Michelin North America, Bon Secours St. Francis Health System, AnMed Health Medical Center, Clemson University, Duke Energy Corp., GE Power & Water, and the Greenville County Government. We believe that this diversified economic base has reduced, and will likely continue to reduce, economic volatility in our market areas. Our markets have experienced steady economic and population growth over the past 10 years, and we expect that the area, as well as the service industry needed to support it, will continue to grow.

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

We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans, substantially all of which are sold into the secondary market. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general, we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. As a result, our lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. Based upon the capitalization of the Bank at December 31, 2021, the maximum amount we could lend to one borrower is $21.6 million. In addition, we may not make any loans to any director, officer, employee, or 10% shareholder of the Company or the Bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

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

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in our market areas. As of June 30, 2021, there were 24 financial institutions operating approximately 159 offices in the Midlands market, 20 financial institutions operating 96 branches in the CSRA market, and 35 financial institutions operating 224 branches in the Upstate market. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and Georgia. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

As of December 31, 2021, the company had 247 full-time employees and three part-time employees. We believe that we have good relations with our employees and our employees are not represented by any collective bargaining group or agreement. We believe our ability to attract and retain employees is a key to our success and one of our core values is mutual respect for our colleagues and their role in our success. Our employees embody and consistently demonstrate our five cultural beliefs of honesty and integrity, everyone matters, spirit of service, strong work ethic and excellence with humility. Accordingly, we strive to offer competitive salaries, insurance and retirement benefits, a generous paid time off plan including paid holidays, and a stable and friendly working environment to all employees. We believe the development of our staff is important to the success of our company and we encourage employees to continue on a lifelong trajectory of learning. As such, we provide a number of opportunities for employee development through both internal and external sources. To develop our current and future leaders, the Bank created the First Community Bank Leadership Institute (FCBLI), an eighteen-month leadership development program that provides academic and experiential learning to teach and nurture leadership skills across the organization to prepare to support the Bank now and in the future. The Bank also supports the development of employees through external educational opportunities such as various bankers’ schools that offer multi-year development programs as well as short term training classes and industry conferences. In addition to these, the Bank encourages employees to continue with career development specific to their role to insure employees stay current with the most up-to-date information and best practices.

The health, safety and well-being of our employees, customers, vendors and communities has been and continues to be a top priority. The COVID-19 pandemic presented challenges as we worked to continue to serve our customers and the community. Throughout the pandemic, we followed guidance from the Centers for Disease Control and the South Carolina Department of Health and Environmental Control and made the necessary adjustments as guidance and recommendations changed. We implemented a number of safety protocols to help provide a safe workplace for our employees, customers and vendors. This included limiting access to facilities, including at times our banking offices (except by appointment), encouraging the use of drive thru facilities and online, electronic and other technology products and services, implementing remote working and rotating work schedules, enhanced and more frequent cleaning of facilities, written communication to employees as updates were available, and reminders on safety protocols including social distancing, monitoring symptoms and quarantining with exposure or potential exposure to the virus, and hand washing/sanitizing. We provided supplies including masks, gloves, and hand sanitizer to employees and customers. During 2021, we transitioned back to a more normal operating environment with the flexibility to make adjustments as needed.

Information about the Executive Officers of First Community Corporation

Executive officers of First Community Corporation are elected by the board of directors annually and serve at the pleasure of the board of directors. The current executive officers, and persons chosen to become executive officers, and their ages, positions with us over the past five years, and terms of office as of March 16, 2022, are as follows:

Name (age)	Position and Five Year History with Company	With the Company Since
Michael C. Crapps (63)	Chief Executive Officer and President, Director	1994
John T. Nissen (60)	Chief Banking Officer; formerly Chief Commercial and Retail Banking Officer	1995
Robin D. Brown (54)	Chief Human Resources and Marketing Officer	1994
Tanya A. Butts (63)	Chief Operations Officer/Chief Risk Officer	2016
John F. (Jack) Walker (56)	Chief Credit Officer, formerly Senior Vice President and Loan Approval and Special Assets Officer	2009
D. Shawn Jordan (54)	Chief Financial Officer, formerly Executive Vice President	2019

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

We experienced heightened regulatory requirements and scrutiny following the 2008 global financial crisis, and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Economic Growth, Regulatory Reform and Consumer Protection Act (“Regulatory Relief Act”). In addition, newer regulatory developments implemented in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act, 2021, which enhanced and expanded certain provisions of the CARES Act, had an impact on our operations.

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

Legislative and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic has continued to cause extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. On March 27, 2020, the CARES Act was signed into law. The CARES Act was a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. There have also been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic. Although these programs generally have expired, governmental authorities may take additional actions in the future to limit the adverse impact of COVID-19 on borrowers and tenants.

The Paycheck Protection Program (“PPP”), originally established under the CARES Act and extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, authorized financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of two years for loans originated prior to June 5, 2020 and five years for loans originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small businesses and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw PPP loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. Maximum loan amounts were also increased for accommodation and food service businesses. Although the PPP ended in accordance with its terms on May 31, 2021, outstanding PPP loans continue to go through the process of either obtaining forgiveness from the SBA or pursuing claims under the SBA guaranty.

The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act of 2021, also initially permitted banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise had been characterized as troubled debt restructurings and suspended any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications were related to COVID-19, and (iii) the modification occurred between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

Capital and Related Requirements.

Regulatory capital rules known as the Basel III rules or Basel III, impose minimum capital requirements for bank holding companies and banks. Basel III was released in the form of enforceable regulations by each of the applicable federal bank regulatory agencies. Basel III is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies.” A small bank holding company is generally a qualifying bank holding company or savings and loan holding company with less than $3.0 billion in consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations—generally those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures applicable to advanced approaches banking organizations.

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

Basel III also established a “capital conservation buffer” above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital, which was phased in over several years. The fully phased-in capital conservation buffer of 2.500%, which became effective on January 1, 2019, resulted in the following effective minimum capital ratios for the Bank beginning in 2019: (i) a Common Equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under Basel III, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital levels fall below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets, and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. We do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

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

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal stockholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. This relief has been extended and will expire on the sooner of January 1, 2023, or the effective date of a final Federal Reserve rule having a revision to Regulation O that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are insiders of a bank.

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

As of December 31, 2021, the Bank was deemed to be “well capitalized.”

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve has not joined the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021. The FDIC has not finalized any revisions to its CRA rule. In September 2020, the Federal Reserve issued an advance notice of proposed rulemaking that seeks public comment on ways to modernize the Federal Reserve’s CRA regulations. The effects on the Company and the Bank of any potential change to the CRA rules will depend on the final form of any federal rulemaking and cannot be predicted at this time. Management will continue to evaluate any changes to the CRA’s regulations and their impact to the Company and the Bank.

Fair Lending Requirements. We are subject to certain fair lending requirements and reporting obligations involving lending operations. A number of laws and regulations provide these fair lending requirements and reporting obligations, including, at the federal level, the Equal Credit Opportunity Act (“ECOA”), as amended by the Dodd-Frank Act, and Regulation B, as well as the Fair Housing Act (“FHA”) and regulations implementing FHA found at 24 C.F.R. Part 100. ECOA and Regulation B prohibit discrimination in any aspect of a credit transaction based on a number of prohibited factors, including race or color, religion, national origin, sex, marital status, age, the applicant’s receipt of income derived from public assistance programs, and the applicant’s exercise, in good faith, of any right under the Consumer Credit Protection Act. ECOA and Regulation B include lending acts and practices that are specifically prohibited, permitted, or required, and these laws and regulations proscribe data collection requirements, legal action statute of limitations, and disclosure of the consumer’s ability to receive a copy of any appraisal(s) and valuation(s) prepared in connection with certain loans secured by dwellings. FHA prohibits discrimination in all aspects of residential real-estate related transactions based on prohibited factors, including race or color, national origin, religion, sex, familial status, and handicap.

In addition to prohibiting discrimination in credit transactions on the basis of prohibited factors, these laws and regulations can cause a lender to be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of persons. If a pattern or practice of lending discrimination is alleged by a regulator, then the matter may be referred by the agency to the U.S. Department of Justice (“DOJ”) for investigation. In December 2012, the DOJ and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations, and have generally committed to strengthen their coordination efforts.

In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with fair lending requirements into account when regulating and supervising other activities of the bank, including in acting on expansionary proposals.

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

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations—both at the federal and state levels—designed to protect consumers. This includes Title X of the Dodd-Frank Act, which prohibits engaging in any unfair, deceptive, or abusive acts or practices (“UDAAP”). UDAAP claims involve detecting and assessing risks to consumers and to markets for consumer financial products and services. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Dodd-Frank Act that created the Consumer Financial Protection Bureau (“CFPB”), an independent regulatory authority housed within the Federal Reserve, which has broad rule-making authority over a wide range of consumer laws that apply to insured depository institutions;

•	the Truth-In-Lending Act (“TILA”) and Regulation Z, governing disclosures of credit terms to consumer borrowers and including substantial requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act;

•	the Home Mortgage Disclosure Act (“HMDA”) and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, and requiring collection and disclosure of data about applicant and borrower characteristics to assist in identifying possible discriminatory lending patterns and enforcing antidiscrimination statutes;

•	the Equal Credit Opportunity Act (“ECOA”) and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in any aspect of a credit transaction;

•	the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, and Regulation V, governing the use of consumer reports, provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures, and requiring Bank to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft.

•	the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies and intending to eliminate abusive, deceptive, and unfair debt collection practices;

•	the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which governs various aspects of residential mortgage loans, including the settlement and servicing process, dictates certain disclosures to be provided to consumers, and imposes other requirements related to compensation of service providers, insurance escrow accounts, and loss mitigation procedures;

•	The Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE Act”) which mandates a nationwide licensing and registration system for residential mortgage loan originators. The SAFE Act also prohibits individuals from engaging in the business of a residential mortgage loan originator without first obtaining and maintaining annually registration as either a federal or state licensed mortgage loan originator;

•	The Homeowners Protection Act (“HPA”), or the PMI Cancellation Act, provides requirements relating to private mortgage insurance (PMI) on residential mortgages, including the cancelation and termination of PMI, disclosure and notification requirements, and the requirement to return unearned premiums;

•	The Fair Housing Act (“FHA”) prohibits discrimination in all aspects of residential real-estate related transactions based on race or color, national origin, religion, sex, and other prohibited factors;

•	The Servicemembers Civil Relief Act (“SCRA”) and Military Lending Act (“MLA”), providing certain protections for servicemembers, members of the military, and their respective spouses, dependents and others;

•	Section 106(c)(5) of the Housing and Urban Development Act requires making home ownership available to eligible homeowners; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to laws, such as the following federal laws:

•	the FDIA, which, among other things, imposes a minimum amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	the Electronic Funds Transfer Act and Regulation E, which governs the rights, liabilities, and responsibilities of consumers and financial institutions using electronic fund transfer services, and which generally mandates disclosure requirements, establishes limitations on liability applicable to consumers for unauthorized electronic fund transfers, dictates certain error resolution processes, and applies other requirements relating to automatic deposits to and withdrawals from deposit accounts;

•	the Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The Expedited Funds Availability Act (“EFA Act”) and Regulation CC, setting forth requirements to make funds deposited into transaction accounts available according to specified time schedules, disclose funds availability policies to customers, and relating to the collection and return of checks and electronic checks, including the rules regarding the creation or receipt of substitute checks; and

•	the Truth in Savings Act (“TISA”) and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

The CFPB has broad authority to regulate the offering and provision of consumer financial products and services. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. As such, the CFPB may participate in examinations of the Bank. In addition, states are permitted to adopt consumer protection laws and regulations that are stricter than the regulations promulgated by the CFPB.

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability-to-repay” test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages, including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence, and mortgage origination disclosures, which integrate existing requirements under TILA and RESPA; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; and (iv) comply with new disclosure requirements and standards for appraisals and certain financial products.

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

Anti-Money Laundering; the USA Patriot Act; the Office of Foreign Asset Control. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The program must comply with the anti-money laundering provisions of the Bank Secrecy Act (“BSA”). The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers, and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and certain laws provide law enforcement authorities with increased access to financial information maintained by banks. Financial institutions must comply with requirements regarding risk-based procedures for conducing ongoing customer due diligence, which requires the institutions to take appropriate steps to understand the nature and purpose of customer relationships and identify and verify the identity of the beneficial owners of legal entity customers.

Anti-money laundering obligations have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (which we refer to as the “USA PATRIOT Act”). Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing cease and desist orders and money penalty sanctions against institutions that have not complied with these requirements.

The USA PATRIOT Act amended the Bank Secrecy Act and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the U.S. Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations; and (v) requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the regulators can provide lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the applicable governmental authorities.

On January 1, 2021, Congress overrode former President Trump’s veto and thereby enacted the National Defense Authorization Act for Fiscal Year 2021 (“NDAA”). The NDAA provides for one of the most significant overhauls of the BSA and related anti-money laundering laws since the USA Patriot Act. Notably, changes include:

•	expansion of coordination and information sharing efforts among the agencies tasked with administering anti-money laundering and countering the financing of terrorism requirements, including the Financial Crimes Enforcement Network (“FinCEN”), the primary federal banking regulators, federal law enforcement agencies, national security agencies, the intelligence community, and financial institutions;

•	providing additional penalties with respect to violations of BSA and enhancing the powers of FinCEN;

•	significant updates to the beneficial ownership collection rules and the creation of a registry of beneficial ownership which will track the beneficial owners of reporting companies which may be shared with law enforcement and financial institutions conducting due diligence under certain circumstances;

•	improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and

•	enhanced whistleblower protection provisions, allowing whistleblower(s) who provide original information which leads to successful enforcement of anti-money laundering laws in certain judicial or administrative actions resulting in certain monetary sanctions to receive up to 30 percent of the amount that is collected in monetary sanctions as well as increased protections.

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury (the “Treasury”), is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations with which the Bank is prohibited from engaging in business. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy and Data Security. There are a number of state and federal laws and regulations that govern financial privacy and cybersecurity. At the federal level, this includes the privacy protection provisions of the Gramm-Leach-Bliley Act (“GLBA”) and related regulations, including Regulation P, which govern the treatment of nonpublic personal information. Under these privacy protection provisions, we are limited in our ability to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies and notices to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

Recent cyber attacks against banks and other institutions that resulted in unauthorized access to confidential customer information have prompted the Federal banking agencies to issue several warnings and extensive guidance on cyber security. Guidance includes the establishment of information security standards and cybersecurity programs for implementing safeguards. This guidance, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. The agencies are likely to devote more resources to this part of their safety and soundness examination than they have in the past.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. On July 31, 2019, September 18, 2019 and October 30, 2019, the Federal Open Market Committee (the “FMOC”) decreased the federal funds target rate by 25 basis points, which resulted in a total reduction of 75 basis points during 2019. On March 3, 2020, the FMOC decreased the federal funds target rate by 50 basis points to a target range of 1.00% to 1.25%; and on March 15, 2020, the FMOC decreased the federal funds target rate by 100 basis points to the current target range of 0.00% to 0.25%.

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

In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, the Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. The FDIC indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%. All remaining small bank credits were refunded on the September 30, 2020 assessment invoice effectively ending the application of small bank credits. Assessment rates are expected to decrease if the reserve ratio increases such that it exceeds 2%.

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

Incentive Compensation. The Dodd-Frank Act required the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. No final rule has been issued yet.

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

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, exceeding 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more in the preceding three years or (ii) construction and land development loans exceeding 100% of total risk-based capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to commercial real estate lending, having observed substantial growth in many commercial real estate asset and lending markets, increased competitive pressures, rising commercial real estate concentrations in banks, and an easing of commercial real estate underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from commercial real estate lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their commercial real estate concentration risk. Based on the Bank’s loan portfolio as of December 31, 2021, its non-owner occupied commercial loans and its construction and land development loans were approximately 258% and 69% of total risk-based capital, respectively. Management will continue to monitor the level of the concentration in commercial real estate loans within the bank’s loan portfolio.

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

Economic and Geographic-Related Risks

The ongoing COVID-19 pandemic could have an adverse impact on our financial performance and results of operations.

As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.

The COVID-19 pandemic may have a material adverse impact on our financial condition, liquidity and results of operations and the market price of our common stock, among other things. Although financial markets have largely rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement during the second half of 2020 and throughout 2021, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persist, which may subject us to any of the following risks:

•	lower loan demand and an increased risk of loan delinquencies, defaults, and foreclosures due a number of factors, including continuing supply chain issues, decreased consumer and business confidence and economic activity;
•	collateral for loans, especially real estate, may decline in value, which may reduce our ability to liquidate such collateral and could cause loan losses to increase and impair our ability over the long run to maintain our targeted loan origination volume;
•	volatility in financial and capital markets, interest rates, and exchange rates;
•	a significant decline in the market value of our common stock, which may result in us recording a goodwill impairment charge, which could adversely affect our results of operations;
•	increased demands on capital and liquidity;
•	a reduction in the value of the assets that we manage or otherwise administer or service for others, affecting related fee income and demand for our services;
•	heightened cybersecurity, information security, and operational risks as cybercriminals attempt to profit from the disruption resulting from the pandemic given increased online and remote activity, including as a result of work-from-home arrangements;
•	disruptions to business operations experienced by counterparties and service providers;
•	increased risk of business disruption from the loss of employees due to their inability to work effectively because of illness, quarantines, government actions, failures in systems or technology that disrupt work-from-home arrangements, or other effects of the COVID-19 pandemic (including the increase in employee resignations currently taking place throughout the United States in connection with the COVID-19 pandemic, which is commonly referred to as the “great resignation”); and
•	decreased demands for our products and services.

In addition, COVID-19 initially caused us to materially increase our allowance for credit losses. During the year ended December 31, 2020, we recorded a $3.8 million net increase in our allowance for loan losses, bringing our total allowance to $10.4 million or 1.23% of loans held-for- investment as of December 31, 2020. During the year ended December 31, 2021, we recorded a $790 thousand net increase in our allowance for loan losses, bringing our total allowance to $11.2 million or 1.29% of loans held-for-investment. Our allowance as a percentage of loans held-for-investment excluding PPP loans was 1.30% at both December 31, 2021 and December 31, 2020. The increase in the allowance for loan losses compared to December 31, 2020 is primarily related to loan growth of $19.5 million ($60.3 million growth in non-PPP loans partially offset by $40.8 million reduction in PPP loans); $455 thousand in net recoveries; an increase in our economic conditions qualitative factor by four basis points during 2021 due to higher inflation, supply chain bottlenecks, and labor shortages in certain industries; and a one basis point increase in our change in legal or regulatory requirements qualitative factor. These increases were partially offset by a reduction in the loss emergence period assumption on our COVID-19 qualitative factor, which was added to our allowance for loan losses methodology during 2020, to 21 months at December 31, 2021 from 24 months at December 31, 2020. Our COVID-19 qualitative factor represented $1.9 million of our allowance for loan losses at December 31, 2021. The allowance for loan losses reflects, among other things, the macroeconomic impact of the COVID-19 pandemic. If the macroeconomic effects of the COVID-19 pandemic improve or worsen, we may materially decrease or increase our allowance for loan losses, which may have a material effect on our business, financial condition and results of operations.

The immediately preceding outcomes are those we consider to be most material as a result of the pandemic. We have also experienced and may experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks discussed in this “Risk Factors” section.

The ongoing fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to us. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the virus and its variants, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance and results of operations.

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

The impact of the COVID-19 pandemic is fluid and continues to evolve and there is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the onset of the pandemic. Moreover, as economic conditions relating to the pandemic have improved over time, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even if the pandemic subsides. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, the potential resurgence of economic and political tensions with China, the Russian invasion of Ukraine and increasing oil prices due to Russian supply disruptions, each of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

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

Our actual loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate. As of December 31, 2021, approximately 90.4% of our loan portfolio (excluding loans held for sale) is composed of construction (11.0%), commercial mortgage (71.5%) and commercial (excluding PPP) (7.9%) loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers. If we suffer loan losses that exceed our allowance for loans losses, our financial condition, liquidity or results of operations could be materially and adversely affected.

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

As of December 31, 2021, we had approximately $703.3 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 81.4% of our total loans outstanding as of that date. Approximately $244.0 million or 28.3% of our total loans and 34.7% of our commercial real estate loans are secured by owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 7.3%, or $47.8 million, since December 31, 2020. The banking regulators give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months, or (ii) construction and land development loans exceed 100% of total risk-based capital. Our total non-owner-occupied commercial real estate loans represented 258% of the Bank’s total risk-based capital at December 31, 2021, and our construction and land development loans represented 69% of the Bank’s total risk-based capital at December 31, 2021.

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

At December 31, 2021, commercial business loans excluding PPP loans comprised 7.9% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for loan losses.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2021, approximately $17.6 million of our loans, or 12.2% of the Bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which two loans totaling approximately $2.0 million had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan-to-value exceptions are set at 30% of the Bank’s capital. At December 31, 2021, $13.4 million of our commercial loans, or 9.3% of the Bank’s regulatory capital, exceeded the supervisory loan-to-value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio, which could have a material adverse effect on our financial condition and results of operations.

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

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, which include mortgage-backed securities (“MBSs”), and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, we believe a significant change in interest rates could potentially have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

Capital and Liquidity Risks

Changes in the financial markets could impair the value of our investment portfolio.

Our investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $456.8 million in 2021, as compared to $300.9 million in 2020. This represents 32.2% and 25.1% of the average earning assets for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, the portfolio was 38.2% of earning assets compared to 27.9% of earning assets at December 31, 2020. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

As of December 31, 2021 and 2020, securities which have unrealized losses were not considered to be “other than temporarily impaired,” and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain substantial liquidity which supports our ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

The Bank is subject to strict capital requirements, which could be amended to be more stringent, in the future.

The Bank is subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain and an additional capital conservation buffer. From time to time, the regulators change these regulatory capital adequacy guidelines. If we fail to meet these capital guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends, repurchasing or redeeming capital securities, and paying certain bonuses.

In particular, the capital requirements applicable under the Basel III require the Bank to satisfy additional, more stringent, capital adequacy standards than it had in the past. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions, make capital distributions in the form of dividends or share repurchases, or pay certain bonuses needed to attract and retain key personnel. Higher capital levels could also lower our return on equity.

Risks Related to Our Industry

The phase-out of LIBOR could negatively impact our net interest income and require significant operational work.

The United Kingdom’s Financial Conduct Authority (“FCA”) regulates the London Interbank Offered Rate (“LIBOR”), the reference rate previously used for many of our transactions, including our lending and borrowing and our purchase and sale of securities, as well as the derivatives that we use to manage risk related to such transactions. The FCA announced in July 2017 that the sustainability of LIBOR could not be guaranteed. Accordingly, although the FCA confirmed the extension of overnight and 1-, 3-, 6-, and 12-month LIBOR through June 30, 2023 in order to accord financial institutions greater time with which to manage the transition from LIBOR, the FCA is no longer persuading, or compelling, banks to submit to LIBOR. The federal banking agencies, including the OCC, previously determined that banks must cease entering into any new contract that uses LIBOR as a reference rate by no later than December 31, 2021. In addition, banks have been encouraged to identify contracts that extend beyond June 30, 2023 and implement plans to identify and address insufficient contingency provisions in those contracts. The discontinuance of LIBOR has resulted in significant uncertainty regarding the transition to suitable alternative reference rates and could adversely impact our business, operations, and financial results.

The discontinuation of LIBOR, changes in LIBOR, or changes in market perceptions of the acceptability of LIBOR as a benchmark could result in changes to our risk exposures (for example, if the anticipated discontinuation of LIBOR adversely affects the availability or cost of floating-rate funding and, therefore, our exposure to fluctuations in interest rates) or otherwise result in losses on a product or having to pay more or receive less on securities that we own or have issued. In addition, such uncertainty could result in pricing volatility and increased capital requirements, loss of market share in certain products, adverse tax or accounting impacts, and compliance, legal and operational costs and risks associated with client disclosures, discretionary actions taken or negotiation of fallback provisions, systems disruption, business continuity, and model disruption. The implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.

 As of December 31, 2021, we had $19.4 million in LIBOR-based loans, $64.7 million in securities, and $15.0 million in junior subordinated debt indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, if such loans do not mature or pre-pay before the transition. For new loan originations and renewals with maturities greater than one year, we have generally ceased relying on LIBOR and have moved to alternative indices.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Failure to successfully keep pace with technological changes could have a material adverse impact on our business, financial condition and results of operations.

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

Nevertheless, these investments may prove insufficient and fraudulent activity could result in losses to us or our customers; loss of business and/or customers; damage to our reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Negative public opinion surrounding the Bank and the financial institutions industry generally could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding the Bank and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, mergers and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees, could impair the confidence of our investors, counterparties and business partners and can affect our ability to effect transactions and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

Legal, Accounting, Regulatory and Compliance Risks

We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. We are subject to Federal Reserve regulation. The Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, the regulating authority that insures customer deposits; and by our state regulator, the S.C. Board. Also, as a member of the Federal Home Loan Bank (the “FHLB”), the Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations.

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

With a new Congress taking office in 2021, Democrats have retained control of the U.S. House of Representatives, and have gained control of the U.S. Senate, albeit with a majority found only in the tie-breaking vote of Vice President Harris. However slim the majorities, though, the net result was a unified Democratic control of the White House and both chambers of Congress, and consequently Democrats are able to set the agenda both legislatively, in the Administration, and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and the Company and the Bank specifically. Congressional committees with jurisdiction over the banking sector have pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social, and Governance matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of the COVID-19 pandemic response and economic recovery. The prospects for the enactment of major banking reform legislation are unclear at this time.

Moreover, the turnover of the presidential administration resulted in certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department, with certain significant leadership positions yet to be filled, including the Comptroller of the Currency, the Chair of the FDIC and three vacancies among the Governors of the Federal Reserve Board, including the Vice Chair for Supervision. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Company and the Bank, cannot be predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements. As of December 31, 2021, we had net deferred tax assets of $1.8 million. Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for federal income tax purposes. Based on projections of future taxable income in periods in which deferred tax assets are expected to become deductible, management determined that the realization of our net deferred tax asset was more likely than not. As a result, we did not recognize a valuation allowance on our net deferred tax asset as of December 31, 2021. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. Our deferred tax asset may be further reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax assets. Charges to establish a valuation allowance with respect to our deferred tax asset could have a material adverse effect on our financial condition and results of operations.

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

Our articles of incorporation and bylaws could delay, defer, or prevent a third party takeover, despite possible benefit to the shareholders, or otherwise adversely affect the price of our common stock. Our governing documents:

•	authorize a class of preferred stock that may be issued in series with terms, including voting rights, established by the board of directors without shareholder approval;

•	authorize 20,000,000 shares of common stock and 10,000,000 shares of preferred stock that may be issued by the board of directors without shareholder approval;

•	classify our board with staggered three-year terms, preventing a change in a majority of the board at any annual meeting;

•	require advance notice of proposed nominations for election to the board of directors and business to be conducted at a shareholder meeting;

•	grant the board of directors the discretion, when considering whether a proposed merger or similar transaction is in the best interests of the Company and our shareholders, to take into account the effect of the transaction on our employees, clients and suppliers and upon the communities in which we are located, to the extent permitted by South Carolina law;

•	provide that the number of directors shall be fixed from time to time by resolution adopted by a majority of the directors then in office, but may not consist of fewer than nine nor more than 25 members; and

•	provide that no individual who is or becomes a “business competitor” or who is or becomes affiliated with, employed by, or a representative of any individual, corporation, or other entity which the board of directors, after having such matter formally brought to its attention, determines to be in competition with us or any of our subsidiaries (any such individual, corporation, or other entity being a “business competitor”) shall be eligible to serve as a director if the board of directors determines that it would not be in our best interests for such individual to serve as a director (any financial institution having branches or affiliates within the counties in which we operate is presumed to be a business competitor unless the board of directors determines otherwise).

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal place of business as well as the Bank’s is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. In addition, we currently operate 21 full-service offices located in the South Carolina counties of Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices), Kershaw County (1 office), Aiken County (1 office), Greenville County (2 offices), Anderson County (1 office), Pickens County (1 office), and in the Georgia counties of Richmond County (2 offices) and Columbia County (1 office). All of these properties are owned by the Bank except for the Downtown Augusta, Georgia (Richmond County) and Greenville, South Carolina full-service branch offices, which are leased by the Bank. Although the properties owned are generally considered adequate, we have a continuing program of modernization, expansion and, when necessary, occasional replacement of facilities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

As of February 28, 2022, there were approximately 1,854 shareholders of record of our common stock. Our common stock trades on The NASDAQ Capital Market under the trading symbol of “FCCO.”

Quarterly Common Stock Price Ranges and Dividends

The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2021
Quarter ended March 31, 2021	$22.00	$16.18	$0.12
Quarter ended June 30, 2021	$20.85	$18.00	$0.12
Quarter ended September 30, 2021	$21.49	$18.57	$0.12
Quarter ended December 31, 2021	$23.42	$19.21	$0.12
2020
Quarter ended March 31, 2020	$21.89	$12.60	$0.12
Quarter ended June 30, 2020	$16.80	$13.11	$0.12
Quarter ended September 30, 2020	$15.32	$12.23	$0.12
Quarter ended December 31, 2020	$19.00	$12.95	$0.12

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

The Company’s ability to pay dividends is generally limited by the ability of the Bank to pay dividends to the Company. As a South Carolina-chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. In addition, the Bank must maintain a capital conservation buffer, above its regulatory minimum capital requirements, consisting entirely of Common Equity Tier 1 capital, in order to avoid restrictions with respect to its payment of dividends to the Company.

Unregistered Sales of Equity Securities

Pursuant to our Amended and Restated Non-Employee Director Deferred Compensation Plan, non-employee directors may elect to defer all or any part of annual retainer fees payable in respect of the following calendar year to the director for his or her service on the board of directors or any committee of the board of directors. During the year, a number of deferred stock units are credited quarterly to the director’s account equal to (i) the otherwise payable amount divided by (ii) the fair market value of a share of our common stock on the last trading day of such calendar quarter. In general, a director’s vested account balance will be distributed in a lump sum of our common stock on the 30th day following the participants separation from service. During the year ended December 31, 2021, we credited an aggregate of 7,050 deferred stock units, gross of 9,697 deferred stock units converted to common stock due to the retirement of Mr. J. Thomas Johnson, chairman of our board of directors, to accounts for directors who elected to defer monthly fees or annual retainer fees for 2021. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.

Repurchases of Equity Securities

On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2021 Repurchase Plan”), which represented approximately 5% of our 7,548,638 shares outstanding as of December 31, 2021. No share repurchases have been made under the 2021 Repurchase Plan as of December 31, 2021. The 2021 Repurchase Plan expires at the market close on March 31, 2022. We intend to seek approval in 2022 for a new repurchase plan of up to 375,000 shares of common stock to replace the expiring 2021 Repurchase Plan.

Item 6. [Reserved].

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

Overview

We are headquartered in Lexington, South Carolina and serve as the bank holding company for the Bank. We engage in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals. We operate from our main office in Lexington, South Carolina, and our 21 full-service offices located in the South Carolina counties of Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices), Kershaw County (1 office), Aiken County (1 office), Greenville County (2 offices), Anderson County (1 office), and Pickens County (1 office); and in the Georgia counties of Richmond County (2 offices) and Columbia County (1 office). On March 1, 2022, we announced the hiring of a team of experienced lenders in Rock Hill, South Carolina. We intend to establish a loan production office in Rock Hill, South Carolina, subject to prior notice and nonobjection from the Office of the Commissioner of Banking of South Carolina. Thereafter, we may open a full-service banking office in Rock Hill, South Carolina, subject to approval by our regulators.

The following discussion describes our results of operations for 2021, as compared to 2020 and 2019, and also analyzes our financial condition as of December 31, 2021, as compared to December 31, 2020. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2021, 2020 and 2019 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

COVID-19 Pandemic

 The COVID-19 pandemic and variants of the virus continue to create disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. The impact of the COVID-19 pandemic and its related variants is fluid and continues to evolve, adversely affecting many of our customers. Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The unprecedented and rapid spread of COVID-19 and its variants and their associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities have resulted and continue to result in less economic activity, and volatility and disruption in financial markets.

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

In addition, due to the COVID-19 pandemic, market interest rates declined to historical lows; however, market interest rates are expected to increase in 2022 and future periods. The reductions in interest rates, low interest rate environment, and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, adverse effects on our business, financial condition and results of operations.

As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its impact. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential or lasting impacts on our business, financial condition and results of operations remains uncertain and difficult to assess.

Lending Operations and Accommodations to Borrowers; Impact of COVID-19 on Asset Quality and Value of Investment Securities

Beginning in March 2020, we proactively offered payment deferrals for up to 90 days to our loan customers regardless of the impact of the pandemic on their business or personal finances.  As a result of payments being resumed at the conclusion of their payment deferral period, loans in which payments were being deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, to $16.1 million at December 31, 2020, to $8.7 million at March 31, 2021, to $4.5 million at June 30, 2021, to $4.1 million at September 30, 2021, and to zero at December 31, 2021. We had no loans on which payments have been deferred at December 31, 2021 compared to $16.1 million at December 31, 2020.

We were also a small business administration approved lender and participated in the PPP, established under the CARES Act. During 2020 and 2021, we originated 1,417 PPP loans totaling $88.5 million, which includes 843 PPP loans totaling $51.2 million originated in 2020 and 574 PPP loans totaling $37.3 million originated in 2021. Furthermore, during 2020, we facilitated the origination of 111 PPP loans totaling $31.2 million for our customers through a third party prior to establishing our own PPP platform. As of December 31, 2021, 1,406 PPP loans totaling $87.0 million (840 PPP loans totaling $51.2 million originated in 2020 and 566 PPP loans totaling $35.8 million originated in 2021) were forgiven through the SBA PPP forgiveness process.

Our asset quality metrics as of December 31, 2021 remained sound.  At December 31, 2021, our non-performing assets were not yet materially impacted by the economic pressures of the COVID-19 pandemic. The non-performing asset ratio was 0.09% of total assets with the nominal level of $1.4 million in non-performing assets at December 31, 2021 compared to 0.50% and $7.0 million at December 31, 2020. The decline in the non-performing asset ratio was related to the successful resolution of several non-accrual and accruing loans past due of 90 days or more. Non-accrual loans declined $4.3 million to $250 thousand at December 31, 2021 from $4.6 million at December 31, 2020. We had no accruing loans past due 90 days or more at December 31, 2021 compared to $1.3 million at December 31, 2021. Loans past due 30 days or more represented 0.03% of the loan portfolio at December 31, 2021 compared to 0.23% at December 31, 2020.  The ratio of classified loans plus OREO and repossessed assets declined to 6.27% of total bank regulatory risk-based capital at December 31, 2021 from 6.89% at December 31, 2020.  During the twelve months ended December 31, 2021, we experienced net loan recoveries of $478 thousand and net overdraft charge-offs of $22 thousand.

We are also monitoring the impact of the COVID-19 pandemic on the operations and value of our investments. We mark to market our available-for-sale investments and review our investment portfolio for impairment at, a minimum, quarterly. We do not consider any securities in our investment portfolio to be other-than-temporarily impaired at December 31, 2021. However, because of changing economic and market conditions affecting issuers, we may be required to recognize future impairments on the securities we hold as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

Capital and Liquidity

Our capital remained strong.  Each of the regulatory capital ratios for the Bank exceeds the well capitalized minimum levels currently required by regulatory statute at December 31, 2021 and December 31, 2020. Based on our strong capital, conservative underwriting, and internal stress testing, we expect to remain well capitalized throughout the COVID-19 pandemic. However, the Bank’s reported regulatory capital ratios could be adversely impacted by future credit losses related to the COVID-19 pandemic. We intend to monitor developments and potential impacts on our capital.

We believe that we have ample liquidity to meet the needs of our customers through our low cost deposits, our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, and our ability to obtain advances secured by certain securities and loans from the Federal Home Loan Bank (“FHLB”).

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our consolidated financial statements in this report.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies. We have identified the determination of the allowance for loan losses and income taxes and deferred tax assets, to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management has reviewed and approved these critical accounting policies and estimates and has discussed these policies with our Audit and Compliance Committee.

Allowance for Loan Losses

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the credit worthiness of borrowers, collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the knowledge and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider qualitative factors such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. During the first quarter of 2020, we added a new qualitative factor related to the economic uncertainties caused by the COVID-19 pandemic. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the uncertainties related to the COVID-19 pandemic.

As discussed above, the CECL model will become effective for us on January 1, 2023. However, for now, we account for our allowance for loan losses under the incurred loss model. We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 to the Consolidated Financial Statements). The annualized weighted average loss ratios over the last 36 months for loans classified as substandard, special mention and pass have been approximately 0.18%, 0.03% and 0.00%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances.

The allowance represents management’s best estimate, [and we believe our estimate has been reasonably accurate in determining allowance for loan loss adequacy], but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Income Taxes, Deferred Tax Assets, and Deferred Tax Liabilities

We are subject to the income tax laws of the U.S., its states, and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities.

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

In establishing our provision for income taxes, our deferred tax assets and liabilities, and our valuation allowance, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit. Although we believe that the judgments and estimates used are reasonable, and we believe our estimates have been reasonably accurate, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.

Financial Highlights

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2021	2020	2019
Balance Sheet Data:
Total assets	$1,584,508	$1,395,382	$1,170,279
Loans held for sale	7,120	45,020	11,155
Loans	863,702	844,157	737,028
Deposits	1,361,291	1,189,413	988,201
Total common shareholders’ equity	140,998	136,337	120,194
Total shareholders’ equity	140,998	136,337	120,194
Average shares outstanding, basic	7,491	7,446	7,510
Average shares outstanding, diluted	7,549	7,482	7,588
Results of Operations:
Interest income	$47,520	$43,778	$42,630
Interest expense	2,241	3,755	5,781
Net interest income	45,279	40,023	36,849
Provision for loan losses	335	3,663	139
Net interest income after provision for loan losses	44,944	36,360	36,710
Non-interest income	13,904	13,769	11,736
Non-interest expenses	39,201	37,534	34,617
Income before taxes	19,647	12,595	13,829
Income tax expense	4,182	2,496	2,858
Net income	15,466	10,099	10,971
Net income available to common shareholders	15,466	10,099	10,971
Per Share Data:
Basic earnings per common share	$2.06	$1.36	$1.46
Diluted earnings per common share	2.05	1.35	1.45
Book value at period end	18.68	18.18	16.16
Tangible book value at period end (non-GAAP)	16.62	16.08	13.99
Dividends per common share	0.48	0.48	0.44
Asset Quality Ratios:
Non-performing assets to total assets(3)	0.09%	0.50%	0.32%
Non-performing loans to period end loans	0.03%	0.69%	0.31%
Net charge-offs (recoveries) to average loans	(0.05)%	(0.01)%	(0.03)%
Allowance for loan losses to period-end total loans	1.29%	1.23%	0.90%
Allowance for loan losses to non-performing assets	789.98%	148.10%	177.23%
Selected Ratios:
Return on average assets	1.02%	0.78%	0.98%
Return on average common equity:	11.22%	7.84%	9.38%
Return on average tangible common equity (non-GAAP):	12.65%	8.94%	10.91%
Efficiency Ratio (non-GAAP)(1)	66.09%	69.99%	70.51%
Noninterest income to operating revenue(2)	23.49%	25.60%	24.16%
Net interest margin (tax equivalent)	3.23%	3.37%	3.65%
Equity to assets	8.90%	9.77%	10.27%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	8.00%	8.74%	9.02%
Tier 1 risk-based capital (Bank)(4)	14.00%	12.83%	13.47%
Total risk-based capital (Bank)(4)	15.80%	13.94%	14.26%
Leverage (Bank)(4)	8.45%	8.84%	9.97%
Average loans to average deposits(5)	68.77%	76.79%	78.65%

(1)	The efficiency ratio is a key performance indicator in our industry. The ratio is calculated by dividing non-interest expense less merger expenses by net interest income on a tax equivalent basis and non-interest income, excluding gains (losses) on sales of securities and other assets, write-downs on premises held-for-sale, non-recurring bank owned life insurance (BOLI) income, losses on early extinguishment of debt, gains on insurance proceeds, and collection of summary judgments on loans charged-off at a bank we acquired. The efficiency ratio is a measure of the relationship between operating expenses and net revenue.
(2)	Operating revenue is defined as net interest income plus noninterest income.
(3)	Includes non-accrual loans, loans > 90 days delinquent and still accruing interest and other real estate owned (“OREO”).
(4)	As a small bank holding company, we are generally not subject to the capital requirements at the holding company level unless otherwise advised by the Federal Reserve; however, our Bank remains subject to capital requirements.
(5)	Includes loans held for sale.

Certain financial information presented above is determined by methods other than in accordance with GAAP. These non-GAAP financial measures include “efficiency ratio,” “tangible book value at period end,” “return on average tangible common equity” and “tangible common shareholders’ equity to tangible assets.” The “efficiency ratio” is defined as non-interest expense less merger expenses, divided by the sum of net interest income on a tax equivalent basis and non-interest income, excluding gains (losses) on sales of securities and other assets, write-downs on premises held-for-sale, non-recurring bank owned life insurance (BOLI) income, losses on early extinguishment of debt, gains on insurance proceeds, and collection of summary judgments on loans charged off at a bank we acquired. The efficiency ratio is a measure of the relationship between operating expenses and net revenue. “Tangible book value at period end” is defined as total equity reduced by recorded intangible assets divided by total common shares outstanding. “Tangible common shareholders’ equity to tangible assets” is defined as total common equity reduced by recorded intangible assets divided by total assets reduced by recorded intangible assets. Our management believes that these non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period-to-period in a meaningful manner. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

The table below provides a reconciliation of non-GAAP measures to GAAP for the five years ended December 31:

Tangible book value per common share	2021	2020	2019
Tangible common equity per common share (non-GAAP)	$16.62	$16.08	$13.99
Effect to adjust for intangible assets	2.06	2.10	2.17
Book value per common share (GAAP)	$18.68	$18.18	$16.16
Return on average tangible common equity
Return on average tangible common equity (non-GAAP)	12.65%	8.94%	10.91%
Effect to adjust for intangible assets	(1.43)%	(1.10)%	(1.53)%
Return on average common equity (GAAP)	11.22%	7.84%	9.38%
Tangible common shareholders’ equity to tangible assets
Tangible common equity to tangible assets (non-GAAP)	8.00%	8.74%	9.02%
Effect to adjust for intangible assets	0.90%	1.03%	1.25%
Common equity to assets (GAAP)	8.90%	9.77%	10.27%

Results of Operations

Year Ended December 31, 2021 and 2020

Our net income for the twelve months ended December 31, 2021 was $15.5 million, or $2.05 diluted earnings per common share, as compared to $10.1 million, or $1.35 diluted earnings per common share, for the twelve months ended December 31, 2020. The $5.4 million increase in net income between the two periods is primarily due to a $5.3 million increase in net interest income, a $135 thousand increase in non-interest income, and a $3.3 million reduction in provision for loan losses partially offset by a $1.7 million increase in non-interest expense and $1.7 million increase in income tax expense.

•	The increase in net interest income results from an increase of $220.3 million in average earning assets partially offset by a 15-basis point decline in the net interest margin between the two periods. The increase in non-interest income is primarily related to increases in investment advisory fees and non-deposit commissions of $1.3 million, ATM/debit card income of $412 thousand, rental income of $40 thousand, gain on bank premises held-for-sale of $104 thousand, gain on sale of bank owned land of $13 thousand, gain on insurance proceeds of $24 thousand, and the collection of summary judgments of $147 thousand related to two loans charged off at a bank we acquired, partially offset by lower mortgage loan fees of $1.2 million, lower deposit service charges of $144 thousand, lower loan late charges of $33 thousand, lower gain on sale of securities of $99 thousand, lower gain on sale of other real estate owned of $70 thousand, lower non-recurring bank owned life insurance (BOLI) income of $311 thousand, and lower recurring BOLI income of $31 thousand.

•	The reduction in provision for loan losses is primarily related to net recoveries of $455 thousand during the twelve months ended December 31, 2021 compared to net recoveries of $99 thousand during the same period in 2020; and a reduction in the qualitative factors in our allowance for loan losses methodology during 2021 related to the economic uncertainties caused by the COVID-19 pandemic and the change in total past due, rated, and non-accrual loans; partially offset by increases in the qualitative factors for the change in economic conditions and the change in legal or regulatory requirements; and loan growth of $19.5 million including PPP Loans and $60.3 million excluding PPP Loans. We reduced the loss emergence period assumption on our COVID-19 qualitative factor, which was added to our allowance for loan losses methodology during 2020, to 18 months at June 30, 2021 from 24 months at December 31, 2020 due to reductions in the number of COVID-19 cases, hospitalizations, and deaths in our markets. However, we increased the loss emergence period to 21 months at December 31, 2021 due to the prevalence of the highly transmittable COVID-19 Omicron variant. We partially offset these reductions by increasing our economic conditions qualitative factor by four basis points during 2021 (two basis points at June 30, 2021 and two basis points at September 30, 2021) due to higher inflation, supply chain bottlenecks, and labor shortages in certain industries; and we increased our change in legal or regulatory requirements qualitative factor by one basis point at December 31, 2021 due to the resignation of the Chair of the FDIC on December 31, 2021, which may lead to regulatory changes that negatively affect banks.

•	The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $468 thousand, increased occupancy expense of $238 thousand, increased marketing and public relations expense of $130 thousand, increased FDIC assessment of $214 thousand, increased director fees and benefits of $165 thousand, increased third party broker dealer expenses of $90 thousand related to our higher investment advisory fees and non-deposit commissions, and increased ATM/debit card and computer processing expense of $700 thousand partially offset by lower legal and professional fees of $180 thousand and lower amortization of intangibles of $162 thousand.

•	Our effective tax rate was 21.27% during the twelve months of 2021 compared to 19.82% during the same period in 2020.

Year Ended December 31, 2020 and 2019

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

•	The increase in provision for loan losses is primarily related to an increase in the qualitative factors in our allowance for loan losses methodology related to the deteriorating economic conditions and economic uncertainties caused by the COVID-19 pandemic.

•	The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $2.8 million, FDIC assessments of $347 thousand, other real estate expense of $120 thousand, and data processing expense of $289 thousand, partially offset by a lower equipment expense of $256 thousand and amortization of intangibles of $160 thousand.

•	The increase in net interest income results from an increase of $180.4 million in average earning assets partially offset by a 28-basis point decline in the net interest margin between the two periods.

•	The increase in non-interest income is primarily related to increases in mortgage banking income of $1.0 million, investment advisory fees and non-deposit commissions of $699 thousand, gains on sale of securities of $99 thousand, gains on sale of other real estate owned of $147 thousand, non-recurring bank owned life insurance (BOLI) income of $311 thousand, and ATM debit card income of $197 thousand, partially offset by a $528 thousand decrease in deposit service charges.

•	Our effective tax rate was 19.82% during the twelve months of 2020 compared to 20.67% during the twelve months of 2019. The $311 thousand in non-recurring BOLI income was recorded as non-taxable income.

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

Year Ended December 31, 2021 and 2020

Net interest income increased $5.3 million, or 13.1%, to $45.3 million for the twelve months ended December 31, 2021 from $40.0 million for the twelve months ended December 31, 2020. Our net interest income has been trending up over the last two years as net interest income totaled $45.3 million in 2021, $40.0 million in 2020, and $36.8 million in 2019. The yield on earning assets was 3.35%, 3.65%, and 4.19% in 2021, 2020, and 2019, respectively. The rate paid on interest-bearing liabilities was 0.24%, 0.46%, and 0.80% in 2021, 2020, and 2019, respectively. The fully taxable equivalent net interest margin was 3.23% in 2021, 3.37% in 2020, and 3.65% in 2019.

Loans typically provide a higher yield than other types of earning assets and, thus, one of our goals continues to be growing the loan portfolio as a percentage of earning assets in order to improve the overall yield on earning assets and the net interest margin. Our average loan portfolio (including loans held-for-sale) as a percentage of average earning assets was 62.6% in 2021, 69.7% in 2020, and 72.2% in 2019. Loans held-for-investment as a percentage of earning assets declined to 58.2% at December 31, 2021 from 65.1% at December 31, 2020. Our loan (including loans held-for-sale) to deposit ratio on average during 2021 was 68.8%, as compared to 76.8% during 2020, and 78.7% during 2019. The loan to deposit ratio declined to 64.0% at December 31, 2021 as compared to 74.8% at December 31, 2020. This decline was due to our deposit growth of $171.9 million exceeding our loan (including loans held-for-sale) decline of $18.4 million and loan (excluding loans held-for-sale) growth of $19.5 million from December 31, 2020 to December 31, 2021.

Our net interest margin declined by 15 basis points to 3.19% during the twelve months ended December 31, 2021 from 3.34% during the twelve months ended December 31, 2020. Our net interest margin, on a taxable equivalent basis, was 3.23% for the twelve months ended December 31, 2021 compared to 3.37% for the twelve months ended December 31, 2020. Average earning assets increased $220.3 million, or 18.4%, to $1.4 billion for the twelve months ended December 31, 2021 compared to $1.2 billion in the same period of 2020. The increase in net interest income was due to a higher level of average earning assets partially offset by lower net interest margin. The increase in average earning assets was due to increases in loans, securities, and other short-term investments primarily due to Non-PPP loan growth, PPP loans, organic deposit growth, and excess liquidity from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. The decline in net interest margin was primarily due to the Federal Reserve reducing the target range of the federal funds rate twice totaling 150 basis points during the first quarter of 2020 and the excess liquidity generated from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic being deployed in lower yielding securities and other short-term investments. Lower market rates, the competitive loan pricing environment, and the COVID-19 pandemic put downward pressure on our net interest margin during 2020 and 2021.

The net interest margin was positively affected by PPP loans and a $140 thousand interest recovery on a non-accrual loan that was successfully resolved during the twelve months ended December 31, 2021. We earned $3.3 million in PPP loan interest income, which includes $3.0 million in accretion of PPP deferred fees net of deferred costs, on an average balance of $36.8 million during the twelve months ended December 31, 2021 compared to $1.1 million in PPP loan interest income, which includes $738 thousand in accretion of PPP deferred loan fees net of deferred costs, on an average balance of $32.3 million during the twelve months ended December 31, 2020. Excluding PPP loans, our net margin declined by 31 basis points to 3.03% during the twelve months ended December 31, 2021 from 3.34% during the twelve months ended December 31, 2020. Excluding PPP loans, our net interest margin, on a taxable equivalent basis, was 3.07% for the twelve months ended December 31, 2021 compared to 3.37% for the twelve months ended December 31, 2020.

Average loans increased $53.9 million, or 6.5%, to $889.0 million for the twelve months ended December 31, 2021 from $835.1 million for the same period in 2020. Average PPP loans increased $4.5 million to $36.8 million and average Non-PPP loans increased $49.4 million to $852.1 million for the twelve months ended December 31, 2021. Average loans represented 62.6% of average earning assets during the twelve months ended December 31, 2021 compared to 69.7% of average earning assets during the same period in 2020. The decline in average loans as a percentage of average earning assets was primarily due to increases in deposits of $205.3 million and securities sold under agreements to repurchase of $12.7 million. The growth in our deposits and securities sold under agreements to repurchase was higher than the growth in our loans, which resulted in the excess funds being deployed in our securities portfolio and other short-term investments and to reduce the amount of our FHLB advances. The yield on loans increased two basis points to 4.46% during the twelve months ended December 31, 2021 from 4.44% during the same period in 2020. Excluding PPP loans, the yield on Non-PPP loans declined 22 basis points to 4.26% during the twelve months ended December 31, 2021 from 4.48% during the same period in 2020. The yield on loans during the twelve months ended December 31, 2021 also included $140 thousand in interest recoveries on a non-accrual relationship that was successfully resolved during the third quarter of 2021. The yield on PPP loans was 9.07% during the twelve months ended December 31, 2021 compared to 3.32% during the same period in 2020. PPP loans declined to $1.5 million at December 31, 2021 from $42.2 million at December 31, 2020 due to PPP loans forgiven through the SBA PPP forgiveness process. When PPP loans are forgiven any remaining deferred fees net of deferred costs are recognized in interest income through accelerated accretion of the deferred fees net of deferred costs. Interest income on PPP loans increased $2.3 million to $3.3 million during the twelve months of 2021 from $1.1 million during the same period in 2020. The $3.3 million in interest income on PPP loans during the twelve months ended December 31, 2021 includes $3.0 million in accretion of deferred fees net of deferred costs.

Average securities and average other short-term investments for the twelve months ended December 31, 2021 increased $155.9 million and $10.5 million, respectively, from the prior year period. The yield on our securities portfolio declined to 1.69% for the twelve months ended December 31, 2021 from 2.15% for the same period in 2020; and the yield on our other short-term investments declined to 0.18% for the twelve months ended December 31, 2021 from 0.44% for the same period in 2020. These declines were primarily related to the Federal Reserve reducing the target range of the federal funds rate as described above. The yield on earning assets for the twelve months ended December 31, 2021 and 2020 was 3.35% and 3.65%, respectively. The cost of interest-bearing liabilities was at 24 basis points during the twelve months ended December 31, 2021 compared to 46 basis points during the same period in 2020.

The cost of deposits, including demand deposits, was 13 basis points during the twelve months ended December 31, 2021 compared to 28 basis points during the same period in 2020. The cost of funds, including demand deposits, was 16 basis points during the twelve months ended December 31, 2021 compared to 33 basis points during the same period in 2020. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the twelve months ended December 31, 2021, these deposits averaged 90.1% of total deposits as compared to 87.4% during the same period of 2020. This increase was due to PPP loan proceeds, other stimulus funds related to the COVID-19 pandemic, and organic deposit growth.

Year Ended December 31, 2020 and 2019

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

	Year ended December 31,
	2021			2020			2019
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
PPP loans	$36,837	$3,340	9.07%	$32,312	$1,073	3.32%	$—	$—	N/A
Non-PPP loans	852,136	36,331	4.26%	802,779	35,964	4.48%	735,343	35,447	4.82%
Total loans(1)	$888,973	$39,671	4.46%	$835,091	$37,037	4.44%	$735,343	$35,447	4.82%
Non-Taxable Securities	425,523	6,993	1.64%	286,979	6,102	2.13%	254,364	6,549	2.57%
Taxable Securities	31,282	726	2.32%	13,915	363	2.61%	3,223	87	2.70
Int Bearing Deposits in Other Banks	72,823	130	0.18%	62,313	275	0.44%	24,860	532	2.14%
Fed Funds Sold	564	0	0.00%	590	1	0.14%	720	15	2.13%
Total earning assets	1,419,165	47,520	3.35%	1,198,887	43,778	3.65%	1,018,510	42,630	4.19%
Cash and due from banks	23,668			15,552			14,362
Premises and equipment	33,780			34,769			35,893
Goodwill and other intangible assets	15,649			15,922			16,376
Other assets	38,846			39,541			37,513
Allowance for loan losses	(10,750)			(8,590)			(6,437)
Total assets	$1,520,358			$1,296,081			$1,116,217
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$303,633	$196	0.06%	$246,385	$284	0.12%	$208,750	$591	0.28%
Money market accounts	273,005	471	0.17%	217,018	820	0.38%	181,695	1,690	0.93%
Savings deposits	134,980	78	0.06%	113,255	84	0.07%	104,236	138	0.13%
Time deposits	158,053	995	0.63%	166,791	1,833	1.10%	176,243	2,139	1.21%
Fed Funds Purchased	0	0	2.14%	7	0	0.61%	38	1	3.07%
Securities Sold Under Agreements to Repurchase	62,194	85	0.14%	49,537	190	0.38%	34,229	385	1.12%
Other Short-Term Debt	0	0	0.18%	2,020	8	0.39%	3,196	76	2.39%
Other Long-Term Debt	14,964	416	2.78%	14,964	536	3.58%	14,964	760	5.08%
Total interest-bearing liabilities	$946,829	$2,241	0.24%	$809,977	$3,755	0.46%	$723,351	$5,781	0.80%
Demand deposits	423,056			343,999			264,017
Other liabilities	12,607			13,242			11,869
Shareholders’ equity	$137,866			$128,863			$116,980
Total liabilities and shareholders’ equity	$1,520,358			$1,296,081			$1,116,217
Net interest spread			3.11%			3.19%			3.39%
Net interest income/margin		$45,279	3.19%		$40,023	3.34%		$36,849	3.62%
Net interest margin (tax equivalent)(3)		$45,776	3.23%		$40,413	3.37%		$37,208	3.65%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held for sale.
(3)	Based on a 21.0% marginal tax rate.

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect related to volume and rate which cannot be separately identified, has been allocated proportionately, to the change due to volume and the change due to rate.

	2021 versus 2020 Increase (decrease) due to			2020 versus 2019 Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$2,403	$231	$2,634	$3,872	$(2,282)	$1,590
Investment securities	2,133	(879)	1,254	(13,452)	13,281	(171)
Other short-term investments	57	(203)	(146)	(595)	324	(271)
Total earning assets	6,826	(3,084)	3,742	4,105	(2,957)	1,148
Interest-bearing liabilities
Interest-bearing transaction accounts	98	(186)	(88)	134	(441)	(307)
Money market accounts	315	(664)	(349)	424	(1,294)	(870)
Savings deposits	40	(46)	(6)	13	(67)	(54)
Time deposits	(92)	(746)	(838)	(111)	(195)	(306)
Other short-term borrowings	148	(381)	(233)	510	(999)	(489)
Total interest-bearing liabilities	798	(2,312)	(1,514)	808	(2,834)	(2,026)
Net interest income			$5,256			$3,174

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

We employ a monitoring technique to measure of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Simulation modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. We model the impact on net interest income for several different changes, to include a flattening, steepening and parallel shift in the yield curve. For each of these scenarios, we model the impact on net interest income in an increasing and decreasing rate environment of 100 and 200 basis points. We also periodically stress certain assumptions such as loan prepayment rates, deposit decay rates and interest rate betas to evaluate our overall sensitivity to changes in interest rates. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in net interest income at no more than 10% and 15%, respectively, in a 100 and 200 basis point change in interest rates over a 12-month period. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Neither the “gap” analysis or asset/liability modeling are precise indicators of our interest sensitivity position due to the many factors that affect net interest income including, the timing, magnitude and frequency of interest rate changes as well as changes in the volume and mix of earning assets and interest-bearing liabilities.

The following table illustrates our interest rate sensitivity at December 31, 2021.

Interest Sensitivity Analysis

(Dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Loans(1)	$313,271	$244,479	$155,205	$139,302	$852,257
Loans Held for Sale	7,120	—	—	—	7,120
Securities(2)	247,558	36,738	46,758	211,551	542,605
Federal funds sold, securities purchased under agreements to resell and other earning assets	46,299	—	—	—	46,299
Total earning assets	614,248	281,217	201,963	350,853	1,448,281
Liabilities
Interest bearing liabilities
Interest bearing deposits
Interest checking accounts	131,551	—	—	643,143	774,694
Money market accounts	182,068	—	—	105,351	287,419
Savings deposits	39,890	—	—	105,506	145,396
Time deposits	117,612	28,279	7,789	100	153,780
Total interest-bearing deposits	471,121	28,279	7,789	854,100	1,361,289
Other borrowings	69,180	—	—	—	69,180
Total interest-bearing liabilities	540,301	28,279	7,789	854,100	1,430,469
Period gap	$73,947	$252,938	$194,174	$(403,830)	$117,229
Cumulative gap	$73,947	$326,885	$521,059	$117,229	$117,229
Ratio of cumulative gap to total earning assets	8.82%	36.50%	47.48%	123.92%	186.21%

(1)	Loans classified as non-accrual as of December 31, 2021 are not included in the balances.
(2)	Securities based on amortized cost.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2021 and 2020 over the subsequent 12 months. At December 31, 2021, we are asset sensitive. As a result, our modeling reflects an increase in net interest income in a rising interest rate environment and a reduction in net interest income in a declining interest rate environment. In a declining rate environment, the decline in net interest income is primarily due to the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income December 31,
	2021	2020
+200bp	3.04%	-0.73%
+100bp	2.12%	+0.08%
Flat	—	—
-100bp	-5.12%	-3.37%
-200bp	-9.81%	-3.58%

During the second 12-month period after 100 basis point and 200 basis point simultaneous and parallel increases in interest rates along the entire yield curve, our net interest income is projected to increase 7.82% and 15.00%, respectively.

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2021 and 2020, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 9.73% and 11.47%, respectively. The PVE exposure in a down 100 basis point decrease was estimated to be (9.86)% at December 31, 2021 compared to (14.32)% at December 31, 2020.

Provision and Allowance for Loan Losses

We account for our allowance for loan losses under the incurred loss model. At December 31, 2021, the allowance for loan losses was $11.2 million, or 1.29% of total loans (excluding loans held-for-sale), compared to $10.4 million, or 1.23% of total loans (excluding loans held-for-sale) at December 31, 2020. Excluding PPP loans and loans held-for-sale, the allowance for loan losses was 1.30% of total loans at December 31, 2021 compared to 1.30% of total loans at December 31, 2020. The increase in the allowance for loan losses compared to December 31, 2020 is primarily related to loan growth of $19.5 million; $455 thousand in net recoveries; an increase in our economic conditions qualitative factor by four basis points during 2021 due to higher inflation, supply chain bottlenecks, and labor shortages in certain industries; and a one basis point increase in our change in legal or regulatory requirements qualitative factor. These increases were partially offset by a reduction in the loss emergence period assumption on our COVID-19 qualitative factor, which was added to our allowance for loan losses methodology during 2020, to 21 months at December 31, 2021 from 24 months at December 31, 2020. At June 30, 2021, we reduced the loss emergence period in the COVID-19 qualitative factor to 18 months from 24 months due to a reduction in the number of COVID-19 related cases, hospitalizations, and deaths within our markets. However, we increased the loss emergence period to 21 months at December 31, 2021 due to the prevalence of the highly transmittable COVID-19 Omicron variant.

Loans that we acquired in our acquisition of Cornerstone Bancorp, otherwise referred to herein as Cornerstone, in 2017 as well as in our acquisition of Savannah River Financial Corp., otherwise referred to herein as Savannah River, in 2014 are accounted for under FASB ASC 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At December 31, 2021 and December 31, 2020, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $130 thousand and $264 thousand, respectively.

Our provision for loan losses was $335 thousand for the twelve months ended December 31, 2021 compared to $3.7 million during the same period in 2020. The decline in the provision for loan losses is primarily related to an increase during the twelve months of 2020 in the qualitative factors in our allowance for loan losses methodology related to the deteriorating economic conditions and economic uncertainties caused by the COVID-19 pandemic. As discussed above, during the twelve months of 2020, we added a qualitative factor for the COVID-19 pandemic to our allowance for loan losses methodology. This new qualitative factor was based on the dollar amount of our deferrals and a one-year loss emergence period based on the highest period of annual historical loss rate since the Bank’s inception. As the pandemic worsened, we added our exposure to certain industry segments most impacted by the COVID-19 pandemic (hotels, restaurants, assisted living, and retail) to the COVID-19 qualitative factor and we extended the loss emergence period to two years based on the highest two periods of annual historical loss rates since the Bank’s inception. At December 31, 2021, the COVID-19 qualitative factor represented $1.9 million of our allowance for loan losses.

We also recognized $455 thousand in net recoveries during the twelve months ended December 31, 2021. These items were partially offset by $19.5 million in loan growth; a four basis points increase (two basis points at June 30, 2021 and two basis points at September 30, 2021) in our qualitative factor related to economic conditions due to an increase in inflation, supply chain bottlenecks, and labor shortages in our markets; and a one basis point increase in our change in legal or regulatory requirements qualitative factor at December 31, 2021 due to the resignation of the Chair of the FDIC on December 31, 2021, which may lead to regulatory changes that negatively affect banks.

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

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 to the Consolidated Financial Statements). The annualized weighted average loss ratios over the last 36 months for loans classified as substandard, special mention and pass have been approximately 0.18%, 0.03% and 0.00%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, our net charge-offs have experienced a modest net recovery. We currently believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle; however, the COVID-19 pandemic and the government and economic responses thereto may materially affect the risk within our loan portfolios.

We have a significant portion of our loan portfolio with real estate as the underlying collateral. At December 31, 2021 and December 31, 2020, approximately 90.9% and 87.5%, respectively, of the loan portfolio had real estate collateral. The increase in the percent of our loan portfolio with real estate as the underlying collateral is due to a $46.1 million increase in loans with real estate as the underlying collateral and a $40.8 million decline in PPP loans, which declined to $1.5 million at December 31, 2021 from $42.2 at December 31, 2020. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

The non-performing asset ratio was 0.09% of total assets with the nominal level of $1.4 million in non-performing assets at December 31, 2021 compared to 0.50% and $7.0 million at December 31, 2020. The decline in the non-performing asset ratio was related to the successful resolution of several non-accrual and accruing loans past due of 90 days or more. Non-accrual loans declined $4.3 million to $250 thousand at December 31, 2021 from $4.6 million at December 31, 2020. Accruing loans past due 90 days or more declined to none at December 31, 2021 from $1.3 million at December 31, 2020. Loans past due 30 days or more represented 0.03% of the loan portfolio at December 31, 2021 compared to 0.23% at December 31, 2020.  The ratio of classified loans plus OREO and repossessed assets declined to 6.27% of total bank regulatory risk-based capital at December 31, 2021 from 6.89% at December 31, 2020.

We continue to monitor the impact of the COVID-19 pandemic on our customer base of local businesses and professionals. There were seven loans totaling $250 thousand (0.03% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at December 31, 2021. All seven of these loans were on non-accrual status. The largest loan included on non-accrual status is in the amount of $103 thousand. The average balance of the remaining six loans on non-accrual status is approximately $25 thousand with a range between $3 and $87 thousand, and the majority of these loans are secured by first mortgage liens. Furthermore, we had $1.4 million in accruing trouble debt restructurings, or TDRs, at December 31, 2021 compared to $1.6 million at December 31, 2020. We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. Nonaccrual loans and accruing TDRs are considered impaired. At December 31, 2021, we had 10 impaired loans totaling $1.7 million compared to 23 impaired loans totaling $6.1 million at December 31, 2020. These loans were measured for impairment under the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. At December 31, 2021, we had loans totaling $235 thousand that were delinquent 30 days to 89 days representing 0.03% of total loans compared to $665 thousand or 0.08% of total loans at December 31, 2020.

Beginning in March 2020, we proactively offered payment deferrals for up to 90 days to our loan customers regardless of the impact of the pandemic on their business or personal finances.  As a result of payments being resumed at the conclusion of their payment deferral period, loans in which payments were being deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, to $16.1 million at December 31, 2020, to $8.7 million at March 31, 2021, to $4.5 million at June 30, 2021, to $4.1 million at September 30, 2021, and to zero at December 31, 2021. We had no loans on which payments have been deferred at December 31, 2021 compared to $16.1 million at December 31, 2020. The $16.1 million in deferrals at December 31, 2020 consisted of seven loans on which only principal was being deferred. Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans and given the ongoing and uncertain impact of the COVID-19 pandemic, we will continue to monitor our loan portfolio for potential risks.

The following table summarizes the activity related to our allowance for loan losses.

Allowance for Loan Losses

(Dollars in thousands)	2021	2020	2019
Average loans outstanding (excluding loans held-for-sale)	$871,551	$806,583	$726,279
Loans outstanding at period end (excluding loans held-for-sale)	$863,702	$844,157	$737,028
Total nonaccrual loans	$250	$4,562	$2,329
Loans past due 90 days and still accruing	$—	$1,260	$—
Beginning balance of allowance	$10,389	$6,627	$6,263
Loans charged-off:
1-4 family residential mortgage	—	—	12
Real Estate - Construction	—	2
Real Estate Mortgage - Residential	—	—	—
Real Estate Mortgage - Commercial	110	1	—
Consumer - Home equity	—	—	1
Commercial	—	—	12
Consumer - Other	72	107	107
Overdrafts	—	—	13
Total loans charged-off	182	110	145
Recoveries:
1-4 family residential mortgage	—	—	—
Real Estate - Construction	—	2	—
Real Estate Mortgage - Residential	10	—	307
Real Estate Mortgage - Commercial	473	23	15
Consumer - Home equity	69	2	3
Commercial	39	130	43
Consumer - Other	46	52	2
Total recoveries	637	209	370
Net loans recovered (charged off)	455	99	225
Provision for loan losses	335	3,663	139
Balance at period end	$11,179	$10,389	$6,627
Net charge -offs (recoveries) to average loans and loans held for sale	(0.05)%	(0.01)%	(0.03)%
Allowance as percent of total loans	1.29%	1.23%	0.90%
Non-performing loans as% of total loans	0.09%	0.50%	0.31%
Allowance as% of non-performing loans	4,471.60%	178.23%	285.54%
Nonaccrual loans as% of total loans	0.03%	0.54%	0.32%
Allowance as % of nonaccrual loans	4,473.93%	227.79%	284.56%

The following table details net charge-offs to average loans outstanding by loan category for the years ended December 31,

(Dollars in thousands)	2021	2020	2019
Commercial, financial & agricultural
Net charge-offs (recoveries)	$(39)	$(130)	$9
Average loans for the year	$98,301	$82,191	$53,589
Net charge-offs (recoveries)/average loans	(0.04)%	(0.16)%	0.02%
Real estate:
Construction
Net charge-offs (recoveries)	$—	$—	$—
Average loans for the year	$98,196	$86,089	$60,873
Net charge-offs (recoveries)/average loans	0.00%	0.00%	0.00%
Mortgage-residential
Net charge-offs (recoveries)	$(10)	$—	$12
Average loans for the year	$42,880	$46,024	$49,358
Net charge-offs (recoveries)/average loans	(0.02)%	0.00%	0.02%
Mortgage-commercial
Net charge-offs (recoveries)	$(363)	$(22)	$(307)
Average loans for the year	$597,721	$555,090	$523,577
Net charge-offs (recoveries)/average loans	(0.06)%	0.00%	(0.06)%
Consumer:
Home Equity
Net charge-offs (recoveries)	$(69)	$(2)	$(14)
Average loans for the year	$26,399	$27,904	$29,146
Net charge-offs (recoveries)/average loans	(0.26)%	(0.01)%	(0.05)%
Other
Net charge-offs (recoveries)	$26	$55	$75
Average loans for the year	$8,054	$9,286	$9,736
Net charge-offs (recoveries)/average loans	0.32%	0.59%	0.77%
Total:
Net charge-offs (recoveries)	$(455)	$(99)	$(225)
Average loans for the year	$871,551	$806,583	$726,279
Net charge-offs (recoveries)/average loans	(0.05)%	(0.01)%	(0.03)%

(1)	Average loans exclude loans held for sale

The following table presents an allocation of the allowance for loan losses at the end of each of the past three years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

Allocation of the Allowance for Loan Losses

	2021		2020		2019
(Dollars in thousands)	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$853	8.1%	$778	8.0%	$427	7.3%
Real Estate Construction	113	1.1%	145	1.5%	111	1.9%
Real Estate Mortgage:	—	—	—	—	—	—
Commercial	8,570	81.2%	7,855	80.4%	4,602	78.7%
Residential	893	8.4%	865	8.8%	607	10.4%
Consumer	126	1.2%	125	1.3%	97	1.7%
Unallocated	624	N/A	621	N/A	783	N/A
Total	$11,179	100.0%	$10,389	100.0%	$6,627	100.0%

Loans acquired in the Cornerstone transaction are excluded from our evaluation of the adequacy of the allowance as they were measured at fair value at acquisition. The assumptions used in this evaluation included a credit component and an interest rate component. These loans amounted to approximately $9.5 million and $16.7 million at December 31, 2021 and 2020, respectively.

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

Non-interest Income and Expense

Non-interest Income. A significant source of noninterest income is service charges on deposit accounts. We also originate and sell residential loans on a servicing released basis in the secondary market. These loans are originated in our name. The loans have locked in price commitments to be purchased by investors at the time of closing. Therefore, these loans present very little market risk for us. We typically deliver to, and receive funding from, the investor within 30 days. Other sources of noninterest income are derived from investment advisory fees and commissions on non-deposit investment products, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees.

Non-interest income during the twelve months ended December 31, 2021 was $13.9 million compared to $13.8 million during the same period in 2020. Deposit service charges declined $144 thousand during the twelve months ended December 31, 2021 compared to the same period in 2020 primarily due to lower overdraft fees. Mortgage banking income declined by $1.2 million to $4.3 million during the twelve months ended December 31, 2021 from $5.6 million during the same period in 2020 due to a reduction in mortgage production partially offset by an increase in the gain-on-sale margin. Mortgage production during the twelve months ended December 31, 2021 was $142.1 million compared to $199.3 million during the same period in 2020. The gain on sale margin was 3.04% in the twelve months ended December 31, 2021 compared to 2.79% during the same period in 2020. The gain on sale margin was limited during 2020 and the first quarter of 2021 as we worked on certain loans not yet sold, in an effort to resolve processing and delivery issues. We anticipate the future gain-on-sale margin will be approximately 3.25%.

Investment advisory fees increased $1.3 million to $4.0 million during the twelve months ended December 31, 2021 from $2.7 million during the same period in 2020. Total assets under management increased to $650.9 million at December 31, 2021 compared to $501.6 million at December 31, 2020 due to both organic growth and higher equity markets. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions.

We had no gain on sale of securities during the twelve months ended December 31, 2021 compared to $99 thousand during the same period in 2020. We had a (i)$13 thousand gain on the sale of bank owned land during the twelve months ended December 31, 2021 compared to zero during the prior year period; (ii)$104 thousand gain on the sale of bank premises held-for-sale during the twelve months ended December 31, 2021 compared to zero during the prior year period; and (iii) $77 thousand gain on sale of other real estate owned during the twelve months ended December 31, 2021 compared to $147 thousand during the prior year period. Other non-recurring income includes a $24 thousand gain on insurance proceeds during the twelve months ended December 31, 2021 compared to zero during the prior year period; $147 thousand received from the collection of summary judgments during the twelve months ended December 31, 2021 related to two loans charged off at a bank we acquired; $311 thousand in non-recurring bank owned life insurance (BOLI) income during the twelve months ended December 31, 2020. The $311 thousand in non-recurring BOLI income was due to insurance benefits on two former members of the boards of directors of acquired banks who passed away during the third quarter of 2020.

Non-interest income, other increased $434 thousand during the twelve months ended December 31, 2021 compared to the same period in 2020 primarily due increases in ATM debit card income of $412 thousand and rental income of $40 thousand partially offset by lower recurring BOLI income of $31 thousand and lower loan late charges of $33 thousand.

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

The following table sets forth for the periods indicated the primary components of other noninterest income:

	Year ended December 31,
(In thousands)	2021	2020	2019
ATM debit card income	$2,669	$2,257	$2,060
Recurring income on bank owned life insurance	693	724	687
Rental income	311	271	291
Loan late charges	68	101	124
Safe deposit fees	59	55	56
Wire transfer fees	118	93	81
Other	330	313	361
Total	$4,248	$3,814	$3,660

Non-interest Expense. In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases.

Non-interest expense increased $1.7 million during the twelve months ended December 31, 2021 to $39.2 million compared to $37.5 million during the same period in 2020. Salary and benefit expense increased $468 thousand to $24.5 million during the twelve months ended December 31, 2021 from $24.0 million during the same period in 2020. This increase is primarily a result of the normal salary adjustments and increased financial planning and investment advisory commissions. We had 250 employees at December 31, 2021 compared to 244 at December 31, 2020. Occupancy expense increased $238 thousand to $2.9 million during the twelve months ended December 31, 2021 compared to $2.7 million during the same period in 2020. Marketing and public relations expense increased $130 thousand to $1.2 million during the twelve months ended December 31, 2021 from $1.0 million during the same period in 2020 due to the production of new ad campaigns and related creative materials. FDIC assessments increased $214 thousand due to a higher assessment rate in 2021 related to a decrease in our leverage ratio and an increase in our assessment base due to higher average assets as well as $39 thousand of small bank assessment credits utilized in the twelve months ended December 31, 2020. The reduction in our leverage ratio and the increase in our assessment base were partially related to PPP loans and the excess liquidity generated from PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic. Furthermore, we received FDIC small bank assessment credits during the twelve months ended December 31, 2020 compared to none during the same period in 2021. The FDIC small bank assessment credits were fully utilized during the first quarter of 2020. Other real estate expense declined $96 thousand to $105 thousand during the twelve months ended December 31, 2021 compared to $201 thousand during the same period in 2020. Amortization of intangibles declined $162 thousand to $201 thousand during the twelve months ended December 31, 2021 compared to $363 thousand during the same period in 2020.

Non-interest expense, other increased $816 thousand during the 12 months ended December 31, 2021 as compared to the same period in 2020 primarily due to increased director fees and benefits of $165 thousand, increased third party broker dealer expenses of $90 thousand related to our higher investment advisory fees and non-deposit commissions, and increased ATM/debit card and computer processing expense of $700 thousand due to higher ATM/debit card transactions, which resulted in higher income and expense, partially offset by lower legal and professional fees of $180 thousand.

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

The following table sets forth for the periods indicated the primary components of noninterest expense:

	Year ended December 31,
(In thousands)	2021	2020	2019
Salary and employee benefits	$24,494	$24,026	$21,261
Occupancy	2,947	2,709	2,696
Furniture and Equipment	1,296	1,237	1,493
Marketing and public relations	1,173	1,043	1,114
ATM/debit card and data processing*	3,823	3,123	2,834
Supplies	116	138	151
Telephone	365	350	413
Courier	181	176	152
Correspondent services	280	272	248
Subscriptions	111	137	193
FDIC/FICO premium	618	404	57
Insurance	325	316	263
Other real estate expenses including OREO write downs	105	201	81
Legal and Professional fees	878	1,058	959
Loss on limited partnership interest	—	—	88
Postage	50	36	47
Director fees	360	336	348
Amortization of intangibles	201	363	523
Shareholder expense	212	192	171
Other	1,666	1,417	1,525
	$39,201	$37,534	$34,617

*Data processing includes core processing, bill payment, online banking, remote deposit capture, and postage costs for mailing customer notices and statements.

Income Tax Expense

Our income tax expense for 2021 was $4.2 million as compared to income tax expense for the year ended December 31, 2020 of $2.5 million and $2.9 million for the year ended December 31, 2019 (see Note 14 “Income Taxes” to the Consolidated Financial Statements for additional information). We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. The deferred tax assets are established based on the amounts expected to be paid/recovered at existing tax rates. A valuation allowance is established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. As a result of our current level of tax-exempt securities in our investment portfolio and our BOLI holdings, assuming the current corporate rate remains unchanged, our effective tax rate is expected to be approximately 21.25% to 21.75%.

Financial Position

Assets totaled $1.6 billion at December 31, 2021 and $1.4 billion at December 31, 2020. Loans (excluding loans held-for-sale) increased $19.5 million to $863.7 million at December 31, 2021 from $844.2 million at December 31, 2020.

Total loan production excluding PPP loans and a PPP related credit facility was $217.1 million during the twelve months ended December 31, 2021 compared to $177.1 million during the same period in 2020. Loans held-for-sale declined to $7.1 million at December 31, 2021 from $45.0 million at December 31, 2020 due to an improvement in mortgage processing, which has resulted in a reduction in the number of days to sell loans to investors, and the movement of 30 loans totaling $7.6 million to loans held-for-investment. Mortgage production was $142.1 million during the twelve months ended December 31, 2021 compared to $199.3 million during the same period in 2020. The loan-to-deposit ratio (including loans held-for-sale) at December 31, 2021 and December 31, 2020 was 64.0% and 74.8%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at December 31, 2021 and December 31, 2020 was 63.4% and 71.0%, respectively. Investment securities increased to $566.6 million at December 31, 2021 from $361.9 million at December 31, 2020. Other short-term investments increased to $47.0 million at December 31, 2021 from $46.1 million at December 31, 2020. The increases in investments and other short-term investments are primarily due to organic deposit growth, excess liquidity from customer’s PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic, and from forgiven PPP loans.

Non-PPP loans increased $60.3 million to $862.2 million at December 31, 2021 from $801.9 million at December 31, 2020. PPP loans declined $40.8 million to $1.5 million at December 31, 2021 from $42.2 million at December 31, 2020. PPP loans totaled $1.5 million gross of deferred fees and costs and $1.5 million net of deferred fees and costs at December 31, 2021. The $55 thousand in PPP deferred fees net of deferred costs at December 31, 2021 will be recognized as interest income over the remaining life of the PPP loans.

During 2020 and 2021, we originated 1,417 PPP loans totaling $88.5 million, which includes 843 PPP loans totaling $51.2 million originated in 2020 and 574 PPP loans totaling $37.3 million originated in 2021. Furthermore, during 2020, we facilitated the origination of 111 PPP loans totaling $31.2 million for our customers through a third party prior to establishing our own PPP platform. As of December 31, 2021, 1,406 PPP loans totaling $87.0 million (840 PPP loans totaling $51.2 million originated in 2020 and 566 PPP loans totaling $35.8 million originated in 2021) were forgiven through the SBA PPP forgiveness process.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets.

Deposits increased $171.9 million to $1.4 billion at December 31, 2021 compared to $1.2 billion at December 31, 2020.  Our pure deposits, which are defined as total deposits less certificates of deposits, increased $177.9 million to $1.2 billion at December 31, 2021 from $1.1 billion at December 31, 2020.  We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. We had no brokered deposits and no listing services deposits at December 31, 2021.  Our securities sold under agreements to repurchase, which are related to our customer cash management accounts, increased $13.3 million to $54.2 million at December 31, 2021 from $40.9 million at December 31, 2020.

Total shareholders’ equity increased $4.7 million, or 3.4%, to $141.0 million at December 31, 2021 from $136.3 million at December 31, 2020. The $4.7 million increase was due to an $11.9 million increase in retention of earnings less dividends paid, a $0.3 million increase due to employee and director stock awards, and a $0.4 million increase due to dividend reinvestment plan (DRIP) purchases partially offset by an $8.0 million reduction in accumulated other comprehensive income. The decline in accumulated other comprehensive income was due to an increase in longer-term market interest rates, which resulted in a reduction in the net unrealized gains in our investment securities portfolio.

During the third quarter of 2019, we completed the repurchase of 300,000 shares of our outstanding common stock at a cost of approximately $5.6 million with an average price per share of $18.79.  We also announced during the third quarter of 2019 the approval of a new repurchase plan of up to 200,000 shares of our outstanding common stock.  No share repurchases were made under this repurchase plan prior to its expiration on December 31, 2020. On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2021 Repurchase Plan”), which represents approximately 5% of our 7,548,638 shares outstanding as of December 31, 2021. No share repurchases have been made under the 2021 Repurchase Plan as of December 31, 2021. The 2021 Repurchase Plan expires at the market close on March 31, 2022. We intend to seek approval in 2022 for a new repurchase plan of up to 375,000 shares of common stock to replace the expiring 2021 Repurchase Plan.

Earning Assets

Loans and loans held for sale

Loans typically provide higher yields than the other types of earning assets. During 2021, loans accounted for 62.6% of average earning assets. The loan portfolio (including held-for-sale) averaged $889.0 million in 2021 as compared to $835.1 million in 2020. Quality loan portfolio growth continued to be a strategic focus of ours in 2021. However, with the higher loan yields, there are inherent credit and liquidity risks, which we attempt to control and counterbalance. One of our goals as a community bank continues to be to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. In 2021, we funded new loans (excluding loans originated for sale, PPP loans, and a PPP related credit facility) of approximately $217.1 million, as compared to $177.1 million in 2020. We originated $37.3 million in PPP loans in 2021; and $51.7 million in PPP loans and $10.0 million in a PPP related credit facility in 2020. PPP loans net of deferred fees and costs were $1.5 million and the PPP related credit facility was $0 at December 31, 2021 compared to $42.2 million and $5.2 million, respectively, at December 31, 2020. We remain committed to meeting the credit needs of our local markets, but adverse national and local economic conditions, as well as deterioration of our asset quality, could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional “well capitalized” ratios and significantly increased regulatory burdens could impede our ability to leverage our balance sheet and expand the loan portfolio.

The following table shows the composition of the loan portfolio by category:

(In thousands)	2021	2020	2019
Commercial, financial & agricultural	$69,952	$96,688	$51,805
Real estate:
Construction	94,969	95,282	73,512
Mortgage—residential	45,498	43,928	45,357
Mortgage—commercial	617,464	573,258	527,447
Consumer:
Home equity	27,116	26,442	28,891
Other	8,703	8,559	10,016
Total gross loans	863,702	844,157	737,028
Allowance for loan losses	(11,179)	(10,389)	(6,627)
Total net loans	$852,523	$833,768	$730,401

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at year-end 2021 and 2020 were commercial mortgage loans in the amount of $617.5 million and $573.3 million, respectively, representing 71.5% and 67.9% of the portfolio, respectively, excluding loans held for sale. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

The previously referenced PPP loans and PPP related credit facility are included in “Commercial, financial & agricultural” loans above.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2021.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

		December 31, 2021
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen years	Over Fifteen Years	Total
Commercial, financial and agricultural	$8,188	$32,428	$29,336	$—	$69,952
Real Estate and Home Equity	79,575	323,771	356,829	24,873	785,047
All other loan	2,387	5,642	282	391	8,703
	$90,150	$361,841	$386,447	$25,264	$863,702

Loans maturing after one year with:

Variable Rate	$103,550
Fixed Rate	670,002
$773,552

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

Our investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $456.8 million in 2021, as compared to $300.9 million in 2020, which represents 32.2% and 25.1% of the average earning assets for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, our investment securities portfolio amounted to $564.8 million and $359.9 million, respectively. The increase in investment securities in 2021 is primarily due to organic deposit growth and excess liquidity from customer’s PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic.

At December 31, 2021, the estimated weighted average life of our investment portfolio was approximately 6.8 years, duration of approximately 3.6, and a weighted average tax equivalent yield of approximately 1.73%. At December 31, 2020, the estimated weighted average life of our investment portfolio was approximately 5.3 years, duration of approximately 3.7, and a weighted average tax equivalent yield of approximately 2.16%.

We held no debt securities rated below investment grade at December 31, 2021.

The following table shows the investment portfolio composition.

	December 31,
(Dollars in thousands)	2021	2020	2019
Securities available-for-sale at fair value:
US Treasury Securities	$15,436	$1,502	$7,203
Government sponsored enterprises	2,501	1,006	1,001
Small Business Administration pools	31,273	35,498	45,343
Mortgage-backed securities	397,729	229,929	183,586
State and local government	109,848	88,603	49,648
Corporate and Other Securities	8,052	3,328	19
Total	$564,839	$359,866	$286,800

We hold other investments carried at cost totaling $1.8 million and $2.1 million at December 31, 2021 and 2020, respectively, which includes our investment in FHLB stock. Our investment in FHLB stock amounted to $698.4 thousand and $1.1 million at December 31, 2021 and 2020, respectively.

Investment Securities Maturity Distribution and Yields

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at December 31, 2021:

(In thousands)
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Available-for-sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—	$—	—	$15,736	1.21%	$—	—
Government sponsored enterprises	2,499	0.58%	—	—	—	—	—	—
Small Business Administration pools	466	1.90%	22,398	1.84%	5,613	2.27%	2,359	1.87%
Mortgage-backed securities	12,828	2.04%	129,221	1.31%	135,147	1.65%	120,931	1.08%
State and local government	4,244	1.35%	18,667	2.99%	78,435	2.33%	4,123	3.18%
Corporate and other securities	—	—	5,029	3.82%	2,984	4.18%	9	3.70%
Total investment securities available-for-sale	$20,037	1.71%	$175,315	1.63%	$237,915	1.89%	$127,422	1.16%

Short-Term Investments

Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $73.4 million in 2021, as compared to $62.9 million in 2020. The increase in short-term investments in 2021 is primarily due to organic deposit growth, excess liquidity from customer’s PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic, and forgiven PPP loans. We maintain the majority of our short-term overnight investments in our account at the Federal Reserve rather than in federal funds at various correspondent banks due to the lower regulatory capital risk weighting. At December 31, 2021, short-term investments including funds on deposit at the Federal Reserve totaled $45.9 million. These funds are an immediate source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average deposits were $1.3 billion during 2021, compared to $1.1 billion during 2020. Average interest-bearing deposits were $869.7 million during 2021, as compared to $743.4 million during 2020. These increases are primarily due to organic deposit growth and PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic being held in customers deposit accounts.

The following table sets forth the deposits by category:

	December 31,
	2021		2020		2019
(In thousands)	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$444,688	32.7%	$385,511	32.4%	$289,828	29.3%
Interest bearing checking accounts	331,638	24.4%	278,077	23.4%	229,168	23.2%
Money market accounts	287,419	21.1%	242,128	20.4%	194,089	19.6%
Savings accounts	143,765	10.6%	123,032	10.3%	104,456	10.6%
Time deposits less than $100,000	74,489	5.5%	78,794	6.6%	84,730	8.6%
Time deposits more than $100,000	79,792	5.8%	81,871	6.9%	85,930	8.7%
	$1,361,291	100.0%	$1,189,413	100.0%	$988,201	100.0%

Large certificate of deposit customers, whom we identify as those of $100 thousand or more, tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Core deposits, which exclude time deposits of $100 thousand or more, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $1.3 billion and $1.1 billion at December 31, 2021 and 2020, respectively. Time deposits greater than $250 thousand, the FDIC deposit insurance coverage limit, amounted to $27.9 million and $28.6 million at December 31, 2021 and December 31, 2020, respectively.

A stable base of deposits is expected to continue to be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $250,000 or More

At December 31, 2021, time deposits in excess of the FDIC insurance limit were as follows:

	December 31, 2021
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Time deposits of $250,000 or more	$1,586	$1,399	$1,458	$5,206	$9,649

Borrowed funds. Borrowed funds consist of fed funds purchased, securities sold under agreements to repurchase, FHLB advances and long-term debt as a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $62.2 million, $49.5 million and $34.2 million during 2021, 2020 and 2019, respectively. The maximum month-end balances during 2021, 2020 and 2019 were $72.4 million, $73.0 million and $36.7 million, respectively. The average rates paid during these periods were 0.14%, 0.38% and 1.12%, respectively. The balances of securities sold under agreements to repurchase were $54.2 million and $40.9 million at December 31, 2021 and 2020, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. During 2021 and 2020, the average outstanding advances amounted to $0 and $2.0 million, respectively.

There were no FHLB Advances scheduled to mature as of December 31, 2021 and 2020:

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

Capital Adequacy and Dividend Policy

Capital Adequacy

Our capital remained strong and exceeded the well-capitalized regulatory requirements at December 31, 2021.  Total shareholders’ equity increased $4.7 million, or 3.4%, to $141.0 million at December 31, 2021 from $136.3 million at December 31, 2020. The $4.7 million increase was due to an $11.9 million increase in retention of earnings less dividends paid, a $0.3 million increase due to employee and director stock awards, and a $0.4 million increase due to dividend reinvestment plan (DRIP) purchases partially offset by a $8.0 million reduction in accumulated other comprehensive income. The decline in accumulated other comprehensive income was due to an increase in longer-term market interest rates, which resulted in a reduction in the net unrealized gains in our investment securities portfolio.

During the third quarter of 2019, we completed the repurchase of 300,000 shares of our outstanding common stock at a cost of approximately $5.6 million with an average price per share of $18.79.  We also announced during the third quarter of 2019 the approval of a new repurchase plan of up to 200,000 shares of our outstanding common stock.  No share repurchases were made under the new repurchase plan prior to its expiration on December 31, 2020. On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2021 Repurchase Plan”), which represents approximately 5% of our 7,548,638 shares outstanding as of December 31, 2021. No share repurchases have been made under the 2021 Repurchase Plan as of December 31, 2021. The 2021 Repurchase Plan expires at the market close on March 31, 2022. We intend to seek approval in 2022 for a new repurchase plan of up to 375,000 shares of common stock to replace the expiring 2021 Repurchase Plan.

 During each quarter in 2019, we paid an $0.11 per share dividend on our common stock. During each quarter in 2020 and 2021, we paid an $0.12 per share dividend on our common stock. On January 19, 2022, we announced a $0.13 per share dividend payable on February 15, 2022 to shareholders of record of our common stock on February 1, 2022.

In addition, we have a dividend reinvestment plan that allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio for the three years ended December 31, 2021.

	2021	2020	2019
Return on average assets	1.02%	0.78%	0.98%
Return on average common equity	11.22%	7.84%	9.38%
Equity to assets ratio	8.90%	9.77%	10.27%
Dividend Payout Ratio	23.24%	35.38%	30.29%

While the Company is currently a small bank holding company and so generally is not subject to Basel III capital requirements, our Bank remains subject to such capital requirements. See “Supervision and Regulation—Basel Capital Standards” for additional information on Basel III and the Dodd-Frank Act.

The Bank exceeded the regulatory capital ratios at December 31, 2021 and 2020, as set forth in the following table:

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank(1)(2):
December 31, 2021
Risk Based Capital
Tier 1	$57,075	6.0%	$132,918	14.0%	$75,843	8.0%
Total Capital	76,101	8.0%	144,097	15.1%	67,996	7.1%
CET1	42,807	4.5%	132,918	14.0%	90,111	9.5%
Tier 1 Leverage	62,897	4.0%	132,918	8.5%	70,021	4.5%
December 31, 2020
Risk Based Capital
Tier 1	$56,288	6.0%	$120,385	12.8%	$64,097	6.8%
Total Capital	75,051	8.0%	130,774	13.9%	55,723	5.9%
CET1	42,216	4.5%	120,385	12.8%	78,169	8.3%
Tier 1 Leverage	54,492	4.0%	120,385	8.8%	65,893	4.8%

(1)	As a small bank holding company, the Company is generally not subject to the Basel III capital requirements unless otherwise advised by the Federal Reserve.
(2)	Required Amounts and Required Ratios do not include the capital conservation buffer of 2.5%.

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

As of December 31, 2021, we have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic. We had no brokered deposits and no listing services deposits at December 31, 2021. We believe that we have ample liquidity to meet the needs of our customers through our low cost deposits, our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, and our ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.   Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank. Shareholders’ equity declined to 8.9% of total assets at December 31, 2021 from 9.8% at December 31, 2020 due to total asset growth of $189.1 million compared to total shareholders’ equity growth of $4.7 million. The growth in total assets was primarily due to excess liquidity from customer’s PPP loans, other stimulus funds related to the COVID-19 pandemic, organic deposit growth, and loan growth. The $4.7 million increase in shareholder’s equity was due to an $11.9 million increase in retention of earnings less dividends paid, a $0.3 million increase due to employee and director stock awards, and a $0.4 million increase due to dividend reinvestment plan (DRIP) purchases partially offset by a $8.0 million reduction in accumulated other comprehensive income. The decline in accumulated other comprehensive income was due to an increase in longer-term market interest rates, which resulted in a reduction in the net unrealized gains in our investment securities portfolio. The Bank maintains federal funds purchased lines in the total amount of $60.0 million with two financial institutions, although these were not utilized at December 31, 2021 and $10 million through the Federal Reserve Discount Window. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2021, we had issued commitments to extend unused credit of $137.4 million, including $42.9 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2020, we had issued commitments to extend unused credit of $142.6 million, including $42.3 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We regularly review our liquidity position and have implemented internal policies establishing guidelines for sources of asset-based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. Although uncertain, we may encounter stress on liquidity management as a direct result of the COVID-19 pandemic and the Bank’s prior participation in the PPP as a participating lender. We had PPP loans totaling $1.5 million gross of deferred fees and costs and $1.5 million net of deferred fees and costs at December 31, 2021 compared to $43.3 million gross of deferred fees and costs and $42.2 million net of deferred fees and costs at December 31, 2020. As customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data.

Additional information required under this Item 8 may be found under the accompanying Financial Statements and Notes to Financial Statements under Note 23.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework issued in 2013.

Based on that assessment, we believe that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

/s/ Michael C. Crapps	/s/ D. Shawn Jordan
Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Community Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Community Corporation and its subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Note 4 to the Company’s financial statements, the Company has a loan portfolio, net of deferred fees of approximately $863.7 million and related allowance for loan losses of approximately $11.2 million as of December 31, 2021. As described by the Company in Note 2, the evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a regular basis and is based upon the Company’s review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.

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

The primary procedures we performed to address this critical audit matter included the following:

•	We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current economic conditions, and other risk factors used in development of the qualitative factors for collectively evaluated loans.
•	We validated the completeness and accuracy of the underlying data used to develop the factors.
•	We validated the mathematical accuracy of the calculation.
•	We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, as well as other audit evidence gathered.
•	Analytical procedures were performed to evaluate the directional consistency of changes that occurred in the allowance for loan losses for loans collectively evaluated for impairment.

/s/ Elliott Davis, LLC

Firm ID: 149

We have served as the Company’s auditor since 2006.

Columbia, South Carolina

March 16, 2022

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2021	2020
ASSETS
Cash and due from banks	$21,973	$18,930
Interest-bearing bank balances	47,049	46,062
Investment securities available-for-sale	564,839	359,866
Other investments, at cost	1,785	2,053
Loans held-for-sale	7,120	45,020
Loans held-for-investment	863,702	844,157
Less, allowance for loan losses	11,179	10,389
Net loans held-for-investment	852,523	833,768
Property and equipment - net	32,831	34,458
Lease right-of-use asset	2,842	3,032
Premises held-for-sale	—	591
Bank owned life insurance	29,231	27,688
Other real estate owned	1,165	1,194
Intangible assets	919	1,120
Goodwill	14,637	14,637
Other assets	7,594	6,963
Total assets	$1,584,508	$1,395,382
LIABILITIES
Deposits:
Non-interest bearing	$444,688	$385,511
Interest bearing	916,603	803,902
Total deposits	1,361,291	1,189,413
Securities sold under agreements to repurchase	54,216	40,914
Junior subordinated debt	14,964	14,964
Lease liability	2,950	3,114
Other liabilities	10,089	10,640
Total liabilities	1,443,510	1,259,045
Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,548,638 at December 31, 2021 and 7,500,338 at December 31, 2020	7,549	7,500
Nonvested restricted stock	(294)	(283)
Additional paid in capital	92,139	91,380
Retained earnings	38,325	26,453
Accumulated other comprehensive income	3,279	11,287
Total shareholders’ equity	140,998	136,337
Total liabilities and shareholders’ equity	$1,584,508	$1,395,382

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2021	2020	2019
Interest income:
Loans, including fees	$39,671	$37,037	$35,447
Investment securities - taxable	6,155	5,011	5,271
Investment securities - non taxable	1,564	1,454	1,365
Other short term investments	130	276	547
Total interest income	47,520	43,778	42,630
Interest expense:
Deposits	1,740	3,021	4,558
Securities sold under agreement to repurchase	85	190	386
Other borrowed money	416	544	837
Total interest expense	2,241	3,755	5,781
Net interest income	45,279	40,023	36,849
Provision for loan losses	335	3,663	139
Net interest income after provision for loan losses	44,944	36,360	36,710
Non-interest income:
Deposit service charges	977	1,121	1,649
Mortgage banking income	4,319	5,557	4,555
Investment advisory fees and non-deposit commissions	3,995	2,720	2,021
Gain on sale of securities	—	99	136
Gain (loss) on sale of other real estate owned	77	147	(3)
Gain on sale of other assets	117	—	—
Write-down on premises held for sale	—	—	(282)
Other non-recurring income	171	311	—
Other	4,248	3,814	3,660
Total non-interest income	13,904	13,769	11,736
Non-interest expense:
Salaries and employee benefits	24,494	24,026	21,261
Occupancy	2,947	2,709	2,696
Equipment	1,296	1,237	1,493
Marketing and public relations	1,173	1,043	1,114
FDIC Insurance assessments	618	404	57
Other real estate expense	105	201	81
Amortization of intangibles	201	363	523
Other	8,367	7,551	7,392
Total non-interest expense	39,201	37,534	34,617
Net income before tax	19,647	12,595	13,829
Income tax expense	4,182	2,496	2,858
Net income	$15,465	$10,099	$10,971
Basic earnings per common share	$2.06	$1.36	$1.46
Diluted earnings per common share	$2.05	$1.35	$1.45

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Year ended December 31,
	2021	2020	2019
Net income	$15,465	$10,099	$10,971

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available for sale securities, net of tax benefit (expense) of $2,128, ($2,360) and ($1,311), respectively	(8,008)	8,875	4,931

Less: Reclassification adjustment for gain included in net income, net of tax of $0, $21, and $29, respectively	—	(78)	(107)
Other comprehensive income	(8,008)	8,797	4,824
Comprehensive income	$7,457	$18,896	$15,795

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock						Accumulated
(Dollars and shares in thousands)	Number Shares Issued	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Nonvested Restricted Stock	Retained Earnings	Other Comprehensive Income (loss)	Total
Balance, December 31, 2018	7,639	$7,639	$31	$95,048	$(149)	$12,262	$(2,334)	$112,497
Net income	—	—	—	—	—	10,971	—	10,971
Other comprehensive income net of tax expense of $1,282	—	—	—	—	—	—	4,824	4,824
Issuance of restricted stock	8	8	—	162	(170)	—	—	—
Exercise of stock warrants	46	46	(31)	(15)	—	—	—	—
Shares forfeited	(8)	(8)	—	(151)	—	—	—	(159)
Amortization of compensation on restricted stock	—	—	—	—	168	—	—	168
Stock repurchase plan	(300)	(300)	—	(5,336)	—	—	—	(5,636)
Shares issued-deferred compensation	24	24	—	241	—	—	—	265
Dividends: Common ($0.44 per share)	—	—	—	—	—	(3,306)	—	(3,306)
Dividend reinvestment plan	31	31	—	539	—	—	—	570
Balance, December 31, 2019	7,440	$7,440	$—	$90,488	$(151)	$19,927	$2,490	$120,194

Net income	—	—	—	—	—	10,099	—	10,099
Other comprehensive income net of tax expense of $2,339	—	—	—	—	—	—	8,797	8,797
Issuance of restricted stock	20	20	—	371	(391)	—	—	—
Issuance of common stock	—	—	—	4	—	—	—	4
Issuance of common stock-deferred compensation	18	18	—	182	—	—	—	200
Amortization of compensation on restricted stock	—	—	—	—	259	—	—	259
Shares forfeited	(1)	(1)	—	(14)	—	—	—	(15)
Dividends: Common ($0.48 per share)	—	—	—	—	—	(3,573)	—	(3,573)
Dividend reinvestment plan	23	23	—	349	—	—	—	372
Balance, December 31, 2020	7,500	$7,500	$—	$91,380	$(283)	$26,453	$11,287	$136,337

Net income	—	—	—	—	—	15,465	—	15,465
Other comprehensive income net of tax benefit of $2,128	—		—	—	—	—	(8,008)	(8,008)
Issuance of restricted stock	21	21	—	353	(374)	—	—	—
Issuance of common stock	2	2	—	44	—	—	—	46
Issuance of common stock-deferred compensation	10	10	—	80	—	—	—	90
Amortization of compensation on restricted stock	—	—	—	—	363	—	—	363
Shares forfeited	(4)	(4)	—	(66)	—	—	—	(70)
Dividends: Common ($0.48 per share)	—	—	—	—	—	(3,593)	—	(3,593)
Dividend reinvestment plan	20	20	—	348	—	—	—	368
Balance, December 31, 2021	7,549	$7,549	$—	$92,139	$(294)	$38,325	$3,279	$140,998

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands)	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$15,465	$10,099	$10,971
Adjustments to reconcile net income to net cash (used) provided in operating activities
Depreciation	1,714	1,637	1,598
Net premium amortization	2,317	2,016	2,042
Provision for loan losses	335	3,663	139
Write-downs of other real estate owned	50	128	—
Loss (gain) loss on sale of other real estate owned	(77)	(147)	3
Originations of HFS loans	(139,773)	(197,608)	(139,640)
Sales of HFS loans	177,673	163,743	131,708
Amortization of intangibles	201	363	523
Gain on sale of securities	—	(99)	(136)
Loss on fair value of equity investments	(4)	—	—
Accretion on acquired loans	(135)	(271)	(492)
Write-down of premises held for sale	—	—	282
Gain on sale of other assets	(117)	—	—
(Increase) decrease in other assets	994	(911)	(5,227)
Increase (decrease) in other liabilities	(715)	341	3,054
Net cash (used) provided in operating activities	57,928	(17,046)	4,825
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	—	1,200	44,398
Purchase of investment securities available-for-sale	(271,293)	(111,972)	(113,064)
Purchase of other investment securities	(87)	(70)	(36)
Maturity/call of investment securities available-for-sale	53,872	46,933	40,170
Proceeds from sale of other investments	355	—	—
Increase in loans	(19,100)	(106,874)	(18,219)
Proceeds from sale of other real estate owned	201	349	47
Proceeds from sale of fixed assets	1,414	—	301
Purchase of property and equipment	(813)	(1,087)	(2,793)
Net disposal of property and equipment	19	—	—
Purchase of BOLI	(850)	—	(2)
Net cash used in investing activities	(236,282)	(171,521)	(49,198)
Cash flows from financing activities:
Increase in deposit accounts	171,878	201,213	62,716
Advances from the Federal Home Loan Bank	—	34,001	82,000
Repayment of advances from the Federal Home Loan Bank	—	(34,212)	(82,020)
Increase in securities sold under agreements to repurchase	13,302	7,618	5,274
Deferred compensation shares	90	200	265
Shares Retired	(70)	(15)	(159)
Change in non-vested restricted stock	363	259	168
Dividend reinvestment plan	368	372	570
Repurchase of common stock	—	—	(5,636)
Proceeds from issuance of common stock	46	4	—
Dividends paid on Common Stock	(3,593)	(3,573)	(3,306)
Net cash provided in financing activities	182,384	205,867	59,872
Net increase in cash and cash equivalents	4,030	17,300	15,424
Cash and cash equivalents at beginning of year	64,992	47,692	32,268
Cash and cash equivalents at end of year	$69,022	$64,992	$47,692
Supplemental disclosure:
Cash paid during the period for: interest	$3,312	$4,258	$5,471
Income Taxes	$5,097	$3,043	$2,410
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale, net of tax	$(8,008)	$8,797	$4,824
Transfer of loans to other real estate owned	$145	$114	$—
Recognition of operating lease right of use asset	$—	$—	$3,260
Recognition of operating lease liability	$—	$—	$3,291
Transfer of investment securities held-to-maturity to available-for-sale	$—	$—	$16,144

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

Investment Securities

Investment securities are classified as either held-to-maturity, available-for-sale or trading securities. In determining such classification, securities that the Company has the positive intent and ability to hold to maturity are classified as held-to maturity and are carried at amortized cost. Securities classified as available-for-sale are carried at estimated fair values with unrealized gains and losses included in shareholders’ equity on an after-tax basis. Trading securities are carried at estimated fair value with unrealized gains and losses included in non-interest income (See Note 4).

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

Mortgage Loans Held for Sale

The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor, are carried in the Company’s loans held for sale portfolio. These loans are primarily fixed rate residential loans that have been originated in the Company’s name and have closed. Virtually all these loans have commitments to be purchased by investors at a locked in price with the investors on the same day that the loan was locked in with the Company’s customers. Therefore, these loans present very little market risk for the Company.

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

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of fair value of net assets acquired (including identifiable intangibles) in purchase transactions. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles). Core deposit intangibles are being amortized on a straight-line basis over seven years. Goodwill and identifiable intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The annual valuation is performed on December 31 of each year.

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

Advertising Expense

Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising expense totaled $1.2 million, $1.0 million and $1.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Based Compensation Cost

The Company accounts for stock-based compensation under the fair value provisions of the accounting literature. Compensation expense is recognized in salaries and employee benefits.

The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. No options were granted in 2021, 2020 or 2019.

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

Segment Information

ASC Topic 280-10, “Segment Reporting,” requires selected segment information of operating segments based on a management approach. The Company’s four reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management (see Note 25, Reportable Segments, for further information).

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In December 2019, the FASB issued guidance to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of and simply GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments became effective for the Company for interim and annual periods beginning after December 15, 2020 and did not have a material impact on the Company’s financial statements.

In January 2020, the FASB issued guidance to address accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The amendments became effective for the Company for interim and annual periods beginning after December 15, 2020 and did not have a material impact on the Company’s financial statements.

In March 2020, the FASB issued guidance that makes narrow-scope improvements to various aspects of the financial instrument guidance, including the CECL guidance issued in 2016. For public business entities, the amendments were effective upon issuance of the final ASU. For all other entities, the amendments were effective for fiscal years beginning after December 15, 2019, and are effective for interim periods within those fiscal years beginning after December 15, 2020. The effective date of the amendments to ASU 2016-01 were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For the amendments related to ASU 2016-13, public business entities that meet the definition of an SEC filer, excluding eligible smaller reporting companies (as defined by the SEC), should adopt the amendments in ASU 2016-13 during 2020. All other entities should adopt the amendments in ASU 2016-13 during 2023. Early adoption is permitted. For entities that have not yet adopted the guidance in ASU 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in ASU 2016-13. For entities that have adopted the guidance in ASU 2016-13, the amendments were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For those entities, the amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to opening retained earnings in the statement of financial position as of the date that an entity adopted the amendments in ASU 2016-13. During 2021, the Company established a CECL Team to begin the process of implementing CECL. The Company selected Valuant’s ValuCast as its CECL solution. In conjunction with Valuant, the Company developed a detailed roadmap and implementation plan; collected and validated data; and selected loss methodologies. Currently, the Company and Valuant are working on the reasonable and supportable forecast and qualitative factors. The Company plans to perform mock runs during 2022. Dixon Hughes Goodman, LLP has been engaged to perform model validation services prior to implementation. The implementation of CECL may have a material effect on the Company’s financial statements.

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

In October 2020, the FASB issued guidance to clarify the FASB’s intent that an entity should reevaluate whether a callable debt security that has multiple call dates is within the scope of FASB Accounting Standards Codification (FASB ASC) 310-20-35-33 for each reporting period. The amendments became effective for the Company for interim and annual periods beginning after December 15, 2020 and did not have a material impact on the Company’s financial statements.

In October 2020, the FASB issued amendments to clarify the Accounting Standards Codification and make minor improvements that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments became effective for the Company for annual periods beginning after December 15, 2020 and did not have a material impact on the Company’s financial statements.

In October 2021, the FASB amended the Business Combinations topic in the Accounting Standard Codification to require entities to apply guidance in the Revenue topic to recognize and measure contract assets and contract liabilities acquired in a business combination. The amendments are effective for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments are applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2021, the FASB added a topic to the Accounting Standards Codification, Government Assistance, to require certain annual disclosures about transactions with a government that are accounted for by applying grant or contribution accounting model by analogy to other accounting guidance. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company does not expect these amendments to have a material effect on its financial statements.

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

Reclassifications

Certain captions and amounts in the 2019 and 2020 consolidated financial statements were reclassified to conform to the 2021 presentation.

Note 3—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
US Treasury securities	$15,736	$—	$300	$15,436
Government Sponsored Enterprises	2,499	2	—	2,501
Mortgage-backed securities	398,125	3,596	3,992	397,729
Small Business Administration pools	30,835	505	67	31,273
State and local government	105,469	4,918	539	109,848
Corporate and other securities	8,024	157	129	8,052
	$560,688	$9,178	$5,027	$564,839

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
US Treasury securities	$1,501	$1	$—	$1,502
Government Sponsored Enterprises	996	10	—	1,006
Mortgage-backed securities	222,739	7,375	185	229,929
Small Business Administration pools	34,577	928	7	35,498
State and local government	82,495	6,184	76	88,603
Corporate and other securities	3,272	56	—	3,328
	$345,580	$14,554	$268	$359,866

At December 31, 2021, corporate and other securities available-for-sale included the following at fair value: corporate fixed-to-float bonds at $8.0 million, mutual funds at $11.6 thousand and foreign debt of $10.0 thousand. At December 31, 2020, corporate and other securities available-for-sale included the following at fair value: corporate fixed-to-float bonds at $3.3 million, mutual funds at $8.0 thousand and foreign debt of $10.0 thousand. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $698.4 thousand, corporate stock in the amount of $1.0 million, and a venture capital fund in the amount of $86.7 thousand at December 31, 2021. The Company held $1.1 million of FHLB stock and $1.0 million in corporate stock at December 31, 2020.

During the year ended December 31, 2021, the Company did not receive any proceeds from the sale of investment securities available-for-sale. During the year ended December 31, 2020, the Company received $1.2 million from the sale of investment securities available-for-sale. For the year ended December 31, 2021, there were no gross realized gains or losses from the sale of investment securities available-for-sale. For the year ended December 31, 2020, gross realized gains from the sale of investment securities available-for-sale amounted to $99.1 thousand and there were no gross realized losses. The tax (benefit) provision applicable to the net realized gain (loss) was approximately $0, $21 thousand, and $29 thousand for 2021, 2020 and 2019, respectively.

The amortized cost and fair value of investment securities at December 31, 2021, by expected maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life. There were no Held-to-maturity securities as of December 31, 2021.

(Dollars in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$20,036	$20,176
Due after one year through five years	175,313	177,320
Due after five years through ten years	237,914	241,008
Due after ten years	127,425	126,335
	$560,688	$564,839

Securities with an amortized cost of $128.5 million and fair value of $130.4 million at December 31, 2021 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase. Securities with an amortized cost of $155.0 million and fair value of $161.5 million at December 31, 2020 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase.

Note 3—INVESTMENT SECURITIES (Continued)

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2021 and December 31, 2020.

	Less than 12 months		12 months or more		Total
December 31, 2021 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury	$14,479	$264	$958	$36	$15,437	$300
Mortgage-Backed Securities	200,238	3,156	48,570	836	248,808	3,992
Small Business Administration pools	7,232	67	—	—	7,232	67
State and local government	21,261	539	—	—	21,261	539
Corporate and Other Securities	3,621	129	—	—	3,621	129
Total	$246,831	$4,155	$49,528	$872	$296,359	$5,027

	Less than 12 months		12 months or more		Total
December 31, 2020 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	21,298	152	1,414	33	22,712	185
Small Business Administration pools	—	—	1,323	7	1,323	7
State and local government	4,930	76	—	—	4,930	76
Total	$26,228	$228	$2,737	$40	$28,965	$268

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $429.0 million and $257.3 million and approximate fair value of $429.0 million and $265.4 million at December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, and December 31, 2020, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2021.

Non-agency Mortgage Backed Securities: The Company holds private label mortgage-backed securities (“PLMBSs”), including CMOs, at December 31, 2021 with an amortized cost of $48.2 thousand and approximate fair value of $46.4 thousand. The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at December 31, 2020 with an amortized cost of $57.4 thousand and approximate fair value of $54.7 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments. Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, the financial condition and near term prospects of the issuer and any collateral underlying the relevant security. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, no OTTI charges were recorded in earnings for the PLMBS portfolio.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be OTTI at December 31, 2021 and December 31, 2020.

Note 4—LOANS

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $1.4 million and $2.2 million as of December 31, 2021 and December 31, 2020, respectively.

	December 31,
(Dollars in thousands)	2021	2020
Commercial, financial and agricultural	$69,952	$96,688
Real estate:
Construction	94,969	95,282
Mortgage-residential	45,498	43,928
Mortgage-commercial	617,464	573,258
Consumer:
Home equity	27,116	26,442
Other	8,703	8,559
Total	$863,702	$844,157

Commercial, financial, and agricultural category includes $1.5 million and $42.2 million in PPP loans, net of deferred fees and costs, as of December 31, 2021 and December 31, 2020, respectively.

Activity in the allowance for loan losses was as follows:

	Years ended December 31,
(Dollars in thousands)	2021	2020	2019
Balance at the beginning of year	$10,389	$6,627	$6,263
Provision for loan losses	335	3,663	139
Charged off loans	(182)	(110)	(145)
Recoveries	637	209	370
Balance at end of year	$11,179	$10,389	$6,627

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 follows:

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2021
Allowance for loan losses:
Beginning balance	$778	$145	$541	$7,855	$324	$125	$621	$10,389
Charge-offs	—	—	—	(110)	—	(72)	—	(182)
Recoveries	39	—	10	473	69	46	—	637
Provisions	36	(32)	9	352	(60)	27	3	335
Ending balance	$853	$113	$560	$8,570	$333	$126	$624	$11,179

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$1	$—	$—	$—	$—

Collectively evaluated for impairment	853	113	560	8,569	333	126	624	11,179

Loans receivable:
Ending balance-total	$69,952	$94,969	$45,498	$617,464	$27,116	$8,703	$—	$863,702

Ending balances:
Individually evaluated for impairment	—	—	133	1,561	—	—	—	1,694

Collectively evaluated for impairment	69,952	94,969	45,365	615,903	27,116	8,703	—	862,008

Note 4—LOANS (Continued)
(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2020
Allowance for loan losses:
Beginning balance	$427	$111	$367	$4,602	$240	$97	$783	$6,627
Charge-offs	—	(2)	—	(1)	—	(107)	—	(110)
Recoveries	130	2	—	23	2	52	—	209
Provisions	221	34	174	3,231	82	83	(162)	3,663
Ending balance	$778	$145	$541	$7,855	$324	$125	$621	$10,389

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$2	$—	$—	$—	$2

Collectively evaluated for impairment	778	145	541	7,853	324	125	621	10,387

Loans receivable:
Ending balance-total	$96,688	$95,282	$43,928	$573,258	$26,442	$8,559	$—	$844,157

Ending balances:
Individually evaluated for impairment	—	—	440	5,631	42	—	—	6,113

Collectively evaluated for impairment	96,688	95,282	43,488	567,627	26,400	8,559	—	838,044

Note 4—LOANS (Continued)
(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2019
Allowance for loan losses:
Beginning balance	$430	$89	$431	$4,318	$261	$88	$646	$6,263
Charge-offs	(12)	—	(12)	—	(1)	(120)	—	(145)
Recoveries	3	—	—	307	15	45	—	370
Provisions	6	22	(52)	(23)	(35)	84	137	139
Ending balance	$427	$111	$367	$4,602	$240	$97	$783	$6,627

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$6	$—	$—	$—	$6

Collectively evaluated for impairment	427	111	367	4,596	240	97	783	6,621

Loans receivable:
Ending balance-total	$51,805	$73,512	$45,357	$527,447	$28,891	$10,016	$—	$737,028

Ending balances:
Individually evaluated for impairment	400	—	392	3,135	70	—	—	3,997

Collectively evaluated for impairment	51,405	73,512	44,965	524,312	28,821	10,016	—	733,031

At December 31, 2021, $9.5 million of loans acquired in the Cornerstone acquisition were excluded in the evaluation of the adequacy of the allowance for loan losses. These loans were recorded at fair value at acquisition which included a credit component of approximately $125.6 thousand at December 31, 2021. Loans acquired prior to 2017 have been included in the evaluation of the allowance for loan losses.

Note 4—LOANS (Continued)

The following tables are by loan category and present at December 31, 2021, December 31, 2020 and December 31, 2019 loans individually evaluated and considered impaired under FASB ASC 310, “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

(Dollars in thousands)
December 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	133	151	—	131	6
Mortgage-commercial	1,521	3,514	—	1,748	223
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	40	40	1	39	5
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	133	151	—	131	6
Mortgage-commercial	1,561	3,554	1	1,787	228
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$1,694	$3,705	$1	$1,918	$234

Note 4—LOANS (Continued)
(Dollars in thousands)
December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	440	499	—	440	1
Mortgage-commercial	5,508	7,980	—	5,770	388
Consumer:
Home Equity	42	47	—	42	3
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	123	123	2	123	11
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	440	499	—	440	1
Mortgage-commercial	5,631	8,103	2	5,893	399
Consumer:
Home Equity	42	47	—	42	3
Other	—	—	—	—	—
	$6,113	$8,649	$2	$6,375	$403

Note 4—LOANS (Continued)
(Dollars in thousands)
December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$400	$400	$—	$600	$49
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	392	460	—	439	19
Mortgage-commercial	2,879	5,539	—	2,961	170
Consumer:
Home Equity	70	73	—	76	2
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	256	256	6	355	23
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	400	400	—	600	49
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	392	460	—	439	19
Mortgage-commercial	3,135	5,795	6	3,316	193
Consumer:
Home Equity	70	73	—	76	2
Other	—	—	—	—	—
	$3,997	$6,728	$6	$4,431	$263

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

Note 4—LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of December 31, 2021 and December 31, 2020, no loans were classified as doubtful.

(Dollars in thousands)
December 31, 2021	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$69,833	$119	$—	$—	$69,952
Real estate:	—	—	—
Construction	94,966	—	3	—	94,969
Mortgage – residential	45,049	305	144	—	45,498
Mortgage – commercial	610,001	1,009	6,454	—	617,464
Consumer:	—	—	—
Home Equity	25,751	171	1,194	—	27,116
Other	8,604	22	77	—	8,703
Total	$854,204	$1,626	$7,872	$—	$863,702

(Dollars in thousands)
		Special
December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$96,507	$181	$—	$—	$96,688
Real estate:
Construction	95,282	—	—	—	95,282
Mortgage – residential	43,240	190	498	—	43,928
Mortgage – commercial	559,982	7,270	6,006	—	573,258
Consumer:
Home Equity	25,041	95	1,306	—	26,442
Other	8,538	21	—	—	8,559
Total	$828,590	$7,757	$7,810	$—	$844,157

At December 31, 2021 and December 31, 2020, non-accrual loans totaled $250 thousand and $4.7 million, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $33.0 thousand and $150.5 thousand in 2021 and 2020, respectively. Interest recorded on non-accrual loans in 2021 and 2020 amounted to $453.3 thousand and $447.5 thousand, respectively.

TDRs that are still accruing and included in impaired loans at December 31, 2021 and at December 31, 2020 amounted to $1.4 million and $1.6 million, respectively. Interest earned during 2021 and 2020 on these loans amounted to $120.4 thousand and $130.1 thousand, respectively.

Loans greater than 90 days delinquent and still accruing interest were $0 and $1.3 million at December 31, 2021 and December 31, 2020, respectively.

The following tables are by loan category and present loans past due and on non-accrual status as of December 31, 2021 and December 31, 2020:

(Dollars in thousands) December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$125	$35	$—	$118	$278	$69,674	$69,952
Real estate:
Construction	—	—	—	—	—	94,969	94,969
Mortgage-residential	8	4	—	132	144	45,354	45,498
Mortgage-commercial	—	—	—	—	—	617,464	617,464
Consumer:
Home equity	—	62	—	—	62	27,054	27,116
Other	—	1	—	—	1	8,702	8,703
Total	$133	$102	$—	$250	$485	$863,217	$863,702

Note 4—LOANS (Continued)
(Dollars in thousands) December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$165	$27	$—	$4,080	$4,272	$92,416	$96,688
Real estate:
Construction	424	—	1,260	—	1,684	93,598	95,282
Mortgage-residential	7	—	—	440	447	43,481	43,928
Mortgage-commercial	—	—	—	—	—	573,258	573,258
Consumer:
Home equity	—	—	—	42	42	26,400	26,442
Other	21	21	—	—	42	8,517	8,559
Total	$617	$48	$1,260	$4,562	$6,487	$837,670	$844,157

The CARES Act and Initiatives Related to COVID-19. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act provided for approximately $2.2 trillion in direct economic relief in response to the public health and economic impacts of COVID-19. Many of the CARES Act’s programs were dependent upon the direct involvement of financial institutions like the Bank. These programs were implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank. The relief period provided in the CARES Act expired on January 1, 2022.

COVID-19 Related Troubled Debt Restructurings and Loan Modifications for Affected Borrowers. The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act, 2021, permitted banks to suspend requirements under generally accepted accounting principles (“GAAP”) for loan modifications to borrowers affected by COVID-19 that may otherwise be characterized as troubled debt restructurings, or TDRs, and suspend any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications were related to COVID-19, and (iii) the modification occurred between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

Beginning in March 2020, the Company proactively offered payment deferrals for up to 90 days to its loan customers regardless of the impact of the pandemic on their business or personal finances.  As a result of payments being resumed at the conclusion of their payment deferral period, loans in which payments were being deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, to $16.1 million at December 31, 2020, to $8.7 million at March 31, 2021, $4.5 million at June 30, 2021, $4.1 million at September 30, 2021, and $0 at December 31, 2021.

 Troubled Debt Restructurings. The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. There were no loans determined to be TDRs that were restructured during the twelve month period ended December 31, 2021 December 31, 2020. Additionally, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 90 days past due.

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

Note 4—LOANS (Continued)

A summary of changes in the accretable yield for PCI loans for the years ended December 31, 2021, 2020, and 2019 follows:

(Dollars in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Accretable yield, beginning of period	$93	$123	$153
Additions	—	—	—
Accretion	(29)	(30)	(30)
Reclassification of non-accretable difference due to improvement in expected cash flows	—	—	—
Other changes, net	—	—	—
Accretable yield, end of period	$64	$93	$123

At December 31, 2021 and December 31, 2020, the recorded investment in purchased impaired loans was $109 thousand and $110 thousand, respectively. The unpaid principal balance was $152 thousand and $171 thousand at December 31, 2021 and December 31, 2020, respectively. At December 31, 2021 and December 31, 2020, these loans were all secured by commercial real estate.

Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the years ended December 31, 2021 and December 31, 2020.

(Dollars in thousands)	For the years ended December 31,
	2021	2020
Balance, beginning of year	$3,297	$4,108
New Loans	4	188
Less loan repayments	492	999
Balance, end of year	$2,809	$3,297

Note 5—FAIR VALUE MEASUREMENT

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

Note 5—FAIR VALUE MEASUREMENT (Continued)

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

Junior Subordinated Debentures—The fair values of junior subordinated debentures are estimated by using discounted cash flow analyses based on incremental borrowing rates for similar types of instruments. These are classified as Level 2.

Accrued Interest Payable—The fair value approximates the carrying value and is classified as Level 1.

Commitments to Extend Credit—The fair value of these commitments is immaterial because their underlying interest rates approximate market.

Note 5—FAIR VALUE MEASUREMENT (Continued)

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$69,022	$69,022	$69,022	$—	$—
Available-for-sale securities	564,839	564,839	39,829	525,010	—
Other investments, at cost	1,785	1,785	—	—	1,785
Loans held for sale	7,120	7,120	—	7,120	—
Net loans receivable	852,523	851,822	—	—	851,822
Accrued interest	3,927	3,927	3,927	—	—
Financial liabilities:
Non-interest bearing demand	$444,688	$444,688	$—	$444,688	$—
Interest bearing demand deposits and money market accounts	619,057	619,057	—	619,057	—
Savings	143,765	143,765	—	143,765	—
Time deposits	153,781	154,030	—	154,030	—
Total deposits	1,361,291	1,361,540	—	1,361,540	—
Federal Home Loan Bank Advances	—	—	—	—	—
Short term borrowings	54,216	54,216	—	54,216	—
Junior subordinated debentures	14,964	15,015	—	15,015	—
Accrued interest payable	404	404	404	—	—

	December 31, 2020
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$64,992	$64,992	$64,992	$—	$—
Available-for-sale securities	359,866	359,866	20,564	339,302	—
Other investments, at cost	2,053	2,053	—	—	2,053
Loans held for sale	45,020	45,020	—	45,020	—
Net loans receivable	833,768	829,685	—	—	829,685
Accrued interest	4,167	4,167	4,167	—	—
Financial liabilities:
Non-interest bearing demand	$385,511	$385,511	$—	$385,511	$—
NOW and money market accounts	520,205	520,205	—	520,205	—
Savings	123,032	123,032	—	123,032	—
Time deposits	160,665	161,505	—	161,505	—
Total deposits	1,189,413	1,190,253	—	1,190,253	—
Federal Home Loan Bank Advances	—	—	—	—	—
Short term borrowings	40,914	40,914	—	40,914	—
Junior subordinated debentures	14,964	11,748	—	11,748	—
Accrued interest payable	667	667	667	—	—

Note 5—FAIR VALUE MEASUREMENT (Continued)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2021 and December 31, 2020 that are measured on a recurring basis. There were no liabilities carried at fair value as of December 31, 2021 or December 31, 2020 that are measured on a recurring basis.

(Dollars in thousands)

Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$15,436	$—	$15,436	$—
Government Sponsored Enterprises	2,501	—	2,501	—
Mortgage-backed securities	397,729	25,934	371,796	—
Small Business Administration pools	31,273	—	31,273	—
State and local government	109,848	12,896	96,952	—
Corporate and other securities	8,052	1,000	7,052	—
	564,839	39,830	525,010	—
Loans held for sale	7,120	—	7,120	—
Total	$571,959	$39,830	$532,130	$—

(Dollars in thousands)

Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
US treasury securities	$1,502	$—	$1,502	$—
Government sponsored enterprises	1,006	—	1,006	—
Mortgage-backed securities	229,929	17,029	212,900	—
Small Business Administration securities	35,498	—	35,498	—
State and local government	88,603	3,535	85,068	—
Corporate and other securities	3,328	—	3,328	—
	359,866	20,564	339,302	—
Loans held-for-sale	45,020	—	45,020	—
Total	$404,886	$20,564	$384,322	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2021 and December 31, 2020 that are measured on a non-recurring basis. There were no liabilities carried at fair value and measured on a non-recurring basis at December 31, 2021 and 2020.

(Dollars in thousands)
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	133	—	—	133
Mortgage-commercial	1,560	—	—	1,560
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
Total impaired	1,693	—	—	1,694
Other real estate owned:
Construction	624	—	—	624
Mortgage-commercial	541	—	—	541
Total other real estate owned	1,165	—	—	1,165
Total	$2,859	$—	$—	$2,859

Note 5—FAIR VALUE MEASUREMENT (Continued)
(Dollars in thousands)
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	440	—	—	440
Mortgage-commercial	5,629	—	—	5,629
Consumer:
Home equity	42	—	—	42
Other	—	—	—	—
Total impaired	6,111	—	—	6,111
Other real estate owned:
Construction	600	—	—	600
Mortgage-commercial	594	—	—	594
Total other real estate owned	1,194	—	—	1,194
Total	$7,305	$—	$—	$7,305

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process would consist of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $1.2 million and $6.1 million for the year ended December 31, 2021, and year ended December 31, 2020, respectively.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of December 31, 2021	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,165	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$1,694	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2020	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,194	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$6,111	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 6—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2021	2020
Land	$10,454	$11,166
Premises	29,415	29,342
Equipment	6,855	7,050
Fixed assets in progress	(4)	62
Property and equipment, gross	46,720	47,620
Accumulated depreciation	13,889	13,162
Property and Equipment Net	$32,831	$34,458

Provision for depreciation included in operating expenses for the years ended December 31, 2021, 2020 and 2019 amounted to $1.7 million, $1.6 million, and $1.6 million, respectively.

Premises held-for-sale was $0 and $591 thousand at December 31, 2021, and December 31, 2020, respectively. Gain on premises held-for-sale was $103 thousand and $0 at December 31, 2021, and December 31, 2020, respectively. Gain on sale of fixed assets was $14 thousand and $0 at December 31, 2021, and December 31, 2020, respectively.

Note 7—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS

Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2021	2020	2019
Core deposit premiums, gross carrying amount	$3,358	$3,358	$3,358
Other intangibles	538	538	538
Gross carrying amount	3,896	3,896	3,896
Accumulated amortization	(2,977)	(2,776)	(2,413)
Net	$919	$1,120	$1,483

Based on the core deposit and other intangibles as of December 31, 2021, the following table presents the aggregate amortization expense for each of the succeeding years ending December 31:

(Dollars in thousands)	Amount
2022	$158
2023	157
2024	158
2025	157
2026 and thereafter	289
Total	$919

Amortization of the intangibles amounted to $201 thousand , $363 thousand and $523 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Note 7—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS (Continued)

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

Total goodwill from acquisitions at December 31, 2021 and 2020 totaled $14.6 million. This amount is made up of the Cornerstone, Savannah River, and Palmetto South Mortgage Corporation acquisitions. The goodwill is tested for impairment annually having identified none as of December 31, 2021 or 2020.

Bank-owned life insurance provides benefits to various bank officers. The carrying value of all existing policies at December 31, 2021 and 2020 was $29.2 million and $27.7 million, respectively. During 2021, an additional $850 thousand in Bank-owned life insurance was purchased.

Note 8—OTHER REAL ESTATE OWNED

The following summarizes the activity in the other real estate owned for the years ended December 31, 2021 and 2020.

	December 31,
(In thousands)	2021	2020
Balance—beginning of year	$1,194	$1,410
Additions—foreclosures	145	114
Write-downs	(50)	(128)
Sales	(124)	(202)
Balance, end of year	$1,165	$1,194

Note 9—DEPOSITS

The Company’s total deposits are comprised of the following at the dates indicated:

	December 31,	December 31,
(Dollars in thousands)	2021	2020
Non-interest bearing deposits	$444,688	$385,511
Interest bearing demand deposits and money market accounts	619,057	520,205
Savings	143,765	123,032
Time deposits	153,781	160,665
Total deposits	$1,361,291	$1,189,413

At December 31, 2021, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2022	$117,612
2023	19,950
2024	8,409
2025	3,673
2026	4,037
2027	100
Time Deposits	$153,781

Note 9—DEPOSITS (Continued)

Interest paid on time deposits of $100 thousand or more totaled $538 thousand, $993 thousand, and $1.1 million in 2021, 2020, and 2019, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at year end 2021 and 2020 were $27.9 million and $28.6 million, respectively.

Deposits from directors and executive officers and their related interests at December 31, 2021 and 2020 amounted to approximately $31.9 million and $36.3 million, respectively.

The amount of overdrafts classified as loans at December 31, 2021 and 2020 were $58 thousand and $61 thousand , respectively.

Note 10—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one day to four days from the transaction date. The weighted average interest rate at December 31, 2021 and 2020 was 0.12% and 0.20%, respectively. The maximum month-end balance during 2021 and 2020 was $72.4 million and $73.0 million, respectively. The average outstanding balance during the years ended December 31, 2021 and 2020 amounted to $62.2 million and $49.5 million, respectively, with an average rate paid of 0.14% and 0.38%, respectively. Securities sold under agreements to repurchase are collateralized by securities with fair market values exceeding the total balance of the agreement.

At December 31, 2021 and 2020, the Company had unused short-term lines of credit totaling $70.0 million and $70.0 million respectively.

Note 11—ADVANCES FROM FEDERAL HOME LOAN BANK

As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $22.8 million at December 31, 2021. Securities have been pledged as collateral for advances in the amount of $2.7 million as of December 31, 2021. As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $22.1 million at December 31, 2020. Securities have been pledged as collateral for advances in the amount of $3.9 million as of December 31, 2020. Advances are subject to prepayment penalties. The average advances during 2021 and 2020 were $5.0 million and $2.0 million, respectively. The average interest rate for 2021 and 2020 was 0.18% and 0.39%, respectively. The maximum outstanding amount at any month end was $0 and $15.0 million for 2021 and 2020, respectively.

During the years ended December 31, 2021 and December 31, 2020 there were no advances that were prepaid. Accordingly, no losses were realized on early extinguishment.

Note 12—JUNIOR SUBORDINATED DEBT

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

Note 13—LEASES

The Company has operating leases on three of its facilities. The leases have maturities ranging from September 2024 to December 2028 some of which include extensions of multiple five-year terms. The right-of-use asset and lease liability were $2.8 and $3.0 million, respectively, at December 31, 2021. During the twelve-month period ended December 31, 2021, the Company made cash payments in the amount of $297.6 thousand for operating leases and the lease liability was reduced by $164.6 thousand. The lease expense recognized during the twelve-month period ended December 31, 2021, amounted to $323.0 thousand . The weighted average remaining lease term as of December 31, 2021, is 15.08 years and the weighted average discount rate used is 4.42%. The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2021 are as follow:

(Dollars in thousands)
2022	$303
2023	309
2024	282
2025	222
2026	226
Thereafter	2,751
Total undiscounted lease payments	$4,093
Less effect of discounting	(1,143)
Present value of estimated lease payments (lease liability)	2,950

Note 14—INCOME TAXES

Income tax expense for the years ended December 31, 2021, 2020 and 2019 consists of the following:

	Year ended December 31
(Dollars in thousands)	2021	2020	2019
Current
Federal	$3,653	$2,724	$2,299
State	749	523	541
	4,402	3,247	2,840
Deferred
Federal	(167)	(751)	18
State	(53)	(34)	—
	(220)	(785)	18
Income tax expense	$4,182	$2,496	$2,858

Reconciliation from expected federal tax expense to effective income tax expense for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2021	2020	2019
Expected federal income tax expense	$4,126	$2,645	$2,904
State income tax net of federal benefit	550	386	427
Tax exempt interest	(396)	(316)	(293)
Increase in cash surrender value life insurance	(146)	(153)	(144)
Valuation allowance	32	32	52
Life Insurance Proceeds	—	(65)	—
Excess tax benefit of stock compensation	(11)	(1)	(56)
Other	27	(32)	(32)
	$4,182	$2,496	$2,858

Note 14—INCOME TAXES (Continued)

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2021	2020
Assets:
Allowance for loan losses	$2,415	$2,235
Excess tax basis of deductible intangible assets	98	130
Excess tax basis of assets acquired	28	57
Net operating loss carry forward	792	757
Compensation expense deferred for tax purposes	1,221	1,125
Deferred loss on other-than-temporary-impairment charges	5	5
FASB 91 - Origination Income & Costs	296	253
Tax credit carry-forwards	33	33
Other Real Estate Owned	230	229
Other	183	163
Total deferred tax asset	5,301	4,987
Valuation reserve	889	857
Total deferred tax asset net of valuation reserve	4,412	4,130
Liabilities:
Tax depreciation in excess of book depreciation	612	514
Excess financial reporting basis of assets acquired	969	1,005
Unrealized gain on available-for-sale securities	1,021	3,149
Total deferred tax liabilities	2,602	4,668
Net deferred tax asset / (liability) recognized	$1,810	$(538)

At December 31, 2021 the Company has approximately $20.1 million in State net operating losses. A valuation allowance is established to fully offset the deferred tax asset related to these net operating losses of the holding company. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The net deferred asset is included in other assets on the consolidated balance sheets.

A portion of the change in the net deferred tax asset relates to unrealized gains on securities available-for-sale. The tax benefit related to the change in unrealized gain on these securities of $2.1 million has been recorded directly to shareholders’ equity. The balance in the change in net deferred tax asset results from the current period deferred tax benefit of $220 thousand. At December 31, 2021, the Company had no federal net operating loss carryforward.

Tax returns for 2018 and subsequent years are subject to examination by taxing authorities.

As of December 31, 2021, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2021 and 2020, the Bank had commitments to extend credit including lines of credit of $137.4 million and $142.6 million, respectively.

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

Note 15—COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES (Continued)

The primary market areas served by the Bank include the Midlands Region of South Carolina to include Lexington, Richland, Newberry and Kershaw Counties; the Central Savannah River Region include Aiken County, South Carolina and Richmond and Columbia Counties in Georgia. With the acquisition of Cornerstone, we also serve Greenville, Anderson and Pickens Counties in South Carolina which we refer to as the Upstate Region. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The Company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the Bank’s risk based capital, or approximately $36.0 million.

Based on this criteria, the Bank had five such concentrations at December 31, 2021, including $259.0 million (30.0% of total loans) to lessors of non-residential property, $120.8 million (14.0% of total loans) to lessors of residential properties, $57.7 million (6.7% of total loans) to private households, $38.2 million (4.4% of total loans) to other activities related to real estate and $47.2 million to religious organizations (5.5% of total loans). As reflected above, lessors of non-residential properties and lessors of residential buildings equate to approximately 179.8% and 83.8% of total regulatory capital, respectively. The risk in these portfolios is diversified over a large number of loans approximately 455 for lessors of non-residential properties and 420 loans for lessors of residential buildings. Commercial real estate loans and commercial construction loans represent $703.2 million, or 81.4%, of the portfolio. Approximately $243.7 million, or 34.7%, of the total commercial real estate loans are owner occupied, which can tend to reduce the risk associated with these credits. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its market areas, a substantial portion of its debtor’s ability to honor their contracts is dependent upon the economic stability of these areas.

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

Note 16—REVENUE RECOGNITION

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

Note 16—REVENUE RECOGNITION (Continued)

(Dollars in thousands)	December 31,	December 31,
Non-Interest Income	2021	2020
Deposit service charges	$977	$1,121
Mortgage banking income (1)	4,319	5,557
Investment advisory fees and non-deposit commissions (1)	3,995	2,720
Gain (loss) on sale of securities (1)	—	99
Gain on sale of other real estate owned	77	147
Gain (loss) on sale of other assets	117	—
Non-recurring BOLI income	171	311
Other (2)	4,248	3,814
Total non-interest income	13,904	13,769

(1)	Not within the scope of ASC 606
(2)	Includes Check Card Fee income discussed above. No other items are within the scope of ASC 606.

Note 17—OTHER EXPENSES

A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2021	2020	2019
ATM/debit card, bill payment and data processing	$3,823	$3,123	$2,834
Supplies	116	138	151
Telephone	365	350	413
Courier	181	176	152
Correspondent services	280	272	248
Insurance	325	316	263
Postage	50	36	47
Loss on limited partnership interest	—	—	88
Director fees	360	336	348
Legal and Professional fees	878	1,058	959
Shareholder expense	212	192	171
Other	1,777	1,554	1,718
Total	$8,367	$7,551	$7,392

Note 18—STOCK OPTIONS, RESTRICTED STOCK, AND DEFERRED COMPENSATION

The Company has adopted a stock option plan whereby shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. At December 31, 2021 and 2020, the Company had 71,768 and 94,910 shares, respectively, reserved for future grants. The 350,000 shares reserved were approved by shareholders at the 2011 annual meeting. The plan provides for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant. There were no stock options outstanding and exercisable as of December 31, 2021, December 31, 2020 and December 31, 2019.

Note 18—STOCK OPTIONS, RESTRICTED STOCK, AND DEFERRED COMPENSATION (Continued)

First Community Corporation 2011 Stock Incentive Plan

In 2011, the Company and its shareholders adopted a stock incentive plan whereby 350,000 shares were reserved for issuance by the Company upon the grant of stock options or restricted stock awards under the plan (the “2011 Plan”). The 2011 Plan provided for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from the date of grant. There were no stock options outstanding and exercisable at December 31, 2021, December 31, 2020 and December 31, 2019. At December 31, 2020, the Company had 94,910 shares reserved for future grants under the 2011 Plan. The 2011 Plan expired on March 15, 2021 and no new awards may be granted under the 2011 Plan. However, any awards outstanding under the 2011 Plan will continue to be outstanding and governed by the provisions of the 2011 Plan.

Under the 2011 Plan, the employee restricted shares and units cliff vest over a three-year period and the non-employee director shares vest approximately one year after issuance. The unrecognized compensation cost at December 31, 2021 and December 31, 2020 for non-vested shares amounts to $293.9 thousand and $283.1 thousand , respectively. Each unit is convertible into one share of common stock at the time the unit vests. The related compensation cost for time-based units is accrued over the vesting period and was $79.0 thousand and $107.4 thousand at December 31, 2021 and December 31, 2020, respectively.

Historically, the Company granted time-based equity awards that vested based on continued service. Beginning in 2021 and in addition to time-based equity awards, the Company began granting performance-based equity awards in the form of performance-based restricted stock units, with the target number of performance-based restricted stock units for the Company’s Chief Executive Officer and other executive officers representing 50% of total target equity awards. These performance-based restricted stock units cliff vest over three years and include conditions based on the following performance measures: total shareholder return, return on average equity, and non-performing assets. The Company granted 13,302 performance-based restricted stock units with a fair value of $234.0 thousand during 2021. The Company granted no performance-based restricted stock units in 2020. The related compensation cost for the performance-based restricted stock units is accrued over the vesting period and was $65.0 thousand during the year ended December 31, 2021. The total related compensation cost for restricted stock units was $144.0 thousand and $107.4 thousand at December 31, 2021, and December 31, 2020, respectively, including both time-based and performance-based restricted stock units.

First Community Corporation 2021 Omnibus Equity Incentive Plan

In 2021, the Company and its shareholders adopted an omnibus equity incentive plan whereby 225,000 shares were reserved for issuance by the Company to help the company attract, retain and motivate directors, officers, employees, consultants and advisors of the Company and its subsidiaries (the “2021 Plan”). The 2021 Plan replaced the 2011 Plan. No awards have been granted under the 2021 Plan as of December 31, 2021.

Non-Employee Director Deferred Compensation Plan

Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account as of the last day of such calendar quarter during which the compensation is earned and are included in dilutive securities in the table below. The non-employee director’s account balance is distributed by issuance of common stock within 30 days following such director’s separation from service from the board of directors. At December 31, 2021 and 2020, there were 85,765 and 88,412 units in the plan, respectively. The accrued liability related to the plan at December 31, 2021 and 2020 amounted to $1.1 million and $1.1 million, respectively, and is included in “Other liabilities” on the balance sheet.

The table below summarizes the common shares of restricted stock granted to each non-employee director in connection with their overall compensation plan in 2021, 2020 and 2019.

	Restricted shares granted
Year	Total	per Director	Value per share	Date shares vest
2021	7,959	796	$17.59	1/1/22
2020	2,662	242	$20.64	1/1/21
2019	2,976	248	$20.18	1/1/20

Note 18—STOCK OPTIONS, RESTRICTED STOCK, AND DEFERRED COMPENSATION (Continued)

In 2021, 2020 and 2019, 13,302, 17,175 and 8,418 restricted shares, respectively, were issued to executive officers in connection with the Bank’s incentive compensation plan. The related compensation expense was $329.3 thousand , $312.2 thousand , and $143.9 thousand for the years ended December 31, 2021, 2020, and 2019 respectively. The shares were valued at $17.59, $20.64 and $20.18 per share/unit, respectively. Restricted shares/units granted to executive officers under the incentive compensation plan cliff vest over a three-year period from the date of grant. The assumptions used in the calculation of these amounts for the awards granted in 2021, 2020 and 2019 are based on the price of the Company’s common stock on the grant date.

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

Note 19—EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the years ended December 31, 2021, 2020 and 2019, the plan expense amounted to $581 thousand , $552 thousand, and $528 thousand , respectively. The Company matches 100% of the employee’s contribution up to 3% and 50% of the employee’s contribution on the next 2% of the employee’s contribution.

The Company acquired various single premium life insurance policies from DutchFork Bancshares that are used to indirectly fund fringe benefits to certain employees and officers. A salary continuation plan was established payable for two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years for two individuals.

Other plans acquired were supplemental life insurance covering certain key employees. In 2006, the Company established a salary continuation plan which covers six additional key officers. In 2015, the Company established a salary continuation plan to cover additional key employees. In 2017, 2019, and 2021, the Company established salary continuation plans for three additional key officers. The plans provide for monthly benefits upon normal retirement age of varying amounts for a period of fifteen years. Single premium life insurance policies were purchased in 2006, 2015, 2017, 2019, and 2021, in the amount of $3.5 million, $5.2 million, $1.5 million, $1.6 million, and $850 thousand , respectively. These policies are designed to offset the funding of these benefits.

The cash surrender value at December 31, 2021 and 2020 of all bank owned life insurance was $29.2 million and $27.7 million, respectively. Expenses accrued for the anticipated benefits under the salary continuation plans for the year ended December 31, 2021, 2020 and 2019 amounted to $516 thousand, $514 thousand, and $437 thousand, respectively.

Note 20—EARNINGS PER COMMON SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Year ended December 31,
(Amounts in thousands)	2021	2020	2019
Numerator (Included in basic and diluted earnings per share)	$15,465	$10,099	$10,971
Denominator
Weighted average common shares outstanding for:
Basic earnings per common share	7,491	7,446	7,510
Dilutive securities:
Deferred compensation	58	36	58
Warrants—Treasury stock method	—	—	20
Diluted common shares outstanding	7,549	7,482	7,588
Basic earnings per common share	$2.06	$1.36	$1.46
Diluted earnings per common share	$2.05	$1.35	$1.45
The average market price used in calculating assumed number of shares	$19.68	$15.89	$19.32

On December 16, 2011 there were 107,500 warrants issued in connection with the issuance of $2.5 million in subordinated debt (See Note 18). As shown above, the warrants were dilutive for the period ended December 31, 2019. As of December 31, 2021 and December 31, 2020 there were no warrants outstanding.

Note 21—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

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

Note 21—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

The Bank exceeded the minimum regulatory capital ratios at December 31, 2021 and 2020, as set forth in the following table:

(In thousands)	Minimum Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank(1)(2):
December 31, 2021
Risk Based Capital
Tier 1	$57,075	6.0%	$132,918	14.0%	$75,843	8.0%
Total Capital	$76,101	8.0%	$144,097	15.2%	$67,996	7.1%
CET1	$42,807	4.5%	$132,918	14.0%	$90,111	9.5%
Tier 1 Leverage	$62,897	4.0%	$132,918	8.5%	$70,021	4.5%
December 31, 2020
Risk Based Capital
Tier 1	$56,288	6.0%	$120,385	12.8%	$64,097	6.8%
Total Capital	$75,051	8.0%	$130,774	13.9%	$55,723	5.9%
CET1	$42,216	4.5%	$120,385	12.8%	$78,169	8.3%
Tier 1 Leverage	$54,492	4.0%	$120,385	8.8%	$65,893	4.8%

(1)	As a small bank holding company, we are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve.
(2)	Ratios do not include the capital conservation buffer of 2.5%.

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

Note 22—PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2021	2020
Assets:
Cash on deposit	$3,335	$3,357
Interest bearing deposits	—	—
Securities purchased under agreement to resell	—	—
Investment in bank subsidiary	151,519	147,140
Other	1,353	1,046
Total assets	$156,207	$151,543
Liabilities:
Junior subordinated debentures	$14,964	$14,964
Other	245	242
Total liabilities	15,209	15,206
Shareholders’ equity	140,998	136,337
Total liabilities and shareholders’ equity	$156,207	$151,543

Note 22—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Operations

	Year ended December 31,
(Dollars in thousands)	2021	2020	2019
Income:
Interest and dividend income	$13	$17	$24
Equity in undistributed earnings of subsidiary	12,386	6,759	4,776
Dividend income from bank subsidiary	4,019	4,158	7,057
Total income	16,418	10,934	11,857
Expenses:
Interest expense	416	536	760
Other	772	518	381
Total expense	1,188	1,055	1,141
Income before taxes	15,230	9,879	10,716
Income tax benefit	(235)	(219)	(255)
Net income	$15,465	$10,099	$10,971

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$15,465	$10,099	$10,971
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(12,386)	(6,759)	(4,776)
Other-net	145	42	322
Net cash provided by operating activities	3,224	3,382	6,517
Cash flows from investing activities:
Purchase of investments at cost	(87)	—	—
Net cash provided by investing activities	(87)	—	—
Cash flows from financing activities:
Dividends paid: common stock	(3,593)	(3,573)	(3,306)
Repurchase of common stock	—	—	(5,636)
Proceeds from issuance of common stock	46	4	—
Dividend Reinvestment Plan	368	372	570
Issuance of restricted stock	—	—	(75)
Restricted shares surrendered	(70)	(15)	(159)
Deferred compensation shares	90	200	265
Net cash used in financing activities	(3,159)	(3,012)	(8,341)
Increase (decrease) in cash and cash equivalents	(22)	370	(1,824)
Cash and cash equivalents at beginning of year	3,357	2,987	4,811
Cash and cash equivalents at end of year	$3,335	$3,357	$2,987

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

Note 24—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following provides quarterly financial data for 2021, 2020 and 2019 (dollars in thousands, except per share amounts).

2021	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$11,656	$12,982	$11,664	$11,218
Net interest income	11,164	12,456	11,092	10,567
Provision for loan losses	(59)	49	168	177
Gain on sale of securities	—	—	—	—
Income before income taxes	4,971	6,066	4,464	4,146
Net income	3,919	4,748	3,543	3,255
Net income available to common shareholders	3,919	4,748	3,543	3,255
Net income per share, basic	$0.52	$0.63	$0.47	$0.44
Net income per share, diluted	$0.52	$0.63	$0.47	$0.43

2020	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$11,426	$10,976	$10,666	$10,710
Net interest income	10,687	10,176	9,743	9,417
Provision for loan losses	276	1,062	1,250	1,075
Gain on sale of securities	—	99	—	—
Income before income taxes	4,364	3,250	2,749	2,232
Net income	3,436	2,652	2,217	1,794
Net income available to common shareholders	3,436	2,652	2,217	1,794
Net income per share, basic	$0.46	$0.36	$0.30	$0.24
Net income per share, diluted	$0.46	$0.35	$0.30	$0.24

2019	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$10,786	$10,864	$10,606	$10,374
Net interest income	9,360	9,353	9,116	9,020
Provision for loan losses	—	25	9	105
Gain on sale of securities	1	—	164	(29)
Income before income taxes	3,425	3,651	3,653	3,101
Net income	2,697	2,898	2,881	2,495
Net income available to common shareholders	2,698	2,898	2,881	2,495
Net income per share, basic	$0.36	$0.39	$0.38	$0.33
Net income per share, diluted	$0.36	$0.39	$0.37	$0.33

Note 25—REPORTABLE SEGMENTS

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

Note 25—REPORTABLE SEGMENTS (Continued)

The following tables present selected financial information for the Company’s reportable business segments for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

Year ended December 31, 2021 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$46,499	$1,008	$—	$4,032	$(4,019)	$47,520
Interest expense	1,825	—	—	416	—	2,241
Net interest income	$44,674	$1,008	$—	$3,616	$(4,019)	$45,279
Provision for loan losses	335	—	—	—	—	335
Noninterest income	5,590	4,319	3,995	—	—	13,904
Noninterest expense	31,275	4,694	2,460	772	—	39,201
Net income before taxes	$18,654	$633	$1,535	$2,844	$(4,019)	$19,647
Income tax expense (benefit)	4,417	—	—	(235)	—	4,182
Net income	$14,237	$633	$1,535	$3,079	$(4,019)	$15,465

Year ended December 31, 2020 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$42,024	$1,737	$—	$4,175	$(4,158)	$43,778
Interest expense	3,219	—	—	536	—	3,755
Net interest income	$38,805	$1,737	$—	$3,639	$(4,158)	$40,023
Provision for loan losses	3,663	—	—	—	—	3,663
Noninterest income	5,492	5,557	2,720	—	—	13,769
Noninterest expense	30,111	4,993	1,912	518	—	37,534
Net income before taxes	$10,523	$2,301	$808	$3,121	$(4,158)	$12,595
Income tax expense (benefit)	2,715	—	—	(219)	—	2,496
Net income	$7,808	$2,301	$808	$3,340	$(4,158)	$10,099

Year ended December 31, 2019 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$41,545	$1,061	$—	$7,081	$(7,057)	$42,630
Interest expense	5,021	—	—	760	—	5,781
Net interest income	$36,524	$1,061	$—	$6,321	$(7,057)	$36,849
Provision for loan losses	139	—	—	—	—	139
Noninterest income	5,160	4,555	2,021	—	—	11,736
Noninterest expense	28,732	3,771	1,733	381	—	34,617
Net income before taxes	$12,813	$1,845	$288	$5,940	$(7,057)	$13,829
Income tax expense (benefit)	3,114	—	—	(256)	—	2,858
Net income	$9,699	$1,845	$288	$6,196	$(7,057)	$10,971

(Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of December 31, 2021	$1,566,949	$16,798	$2	$152,928	$(152,169)	$1,584,508

Total Assets as of December 31, 2020	$1,335,320	$59,372	$2	$140,256	$(139,568)	$1,395,382

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, in accordance with Rule 13a-15 of the Exchange Act. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021, were effective to provide reasonable assurance regarding our control objectives.

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2021 in connection with our 2022 annual meeting of shareholders. The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2022 annual meeting of shareholders to be held on May 18, 2022.

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

Item 11. Executive Compensation.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2021 in connection with our 2022 annual meeting of shareholders. The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2022 annual meeting of shareholders to be held on May 18, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

There are no outstanding options as of December 31, 2021.

The additional information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2021 in connection with our 2022 annual meeting of shareholders. The information required by this Item 12 is set forth under “Security Ownership of Certain Beneficial Owners and Management” and hereby incorporated by reference from our proxy statement for our 2022 annual meeting of shareholders to be held on May 18, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2021 in connection with our 2022 annual meeting of shareholders. The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2022 annual meeting of shareholders to be held on May 18, 2022.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2021, in connection with our 2022 annual meeting of shareholders. The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2022 annual meeting of shareholders to be held on May 18, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2021 and 2020
•	Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019
•	Consolidated Statements of Cash Flows for the years ended December 31 for 2021, 2020 and 2019
•	Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(a)(3) Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

Exhibit Index

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of April 11, 2017, by and between First Community Corporation and Cornerstone Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 12, 2017).
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 27, 2011).
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 23, 2019).
3.3	Amended and Restated Bylaws dated May 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 22, 2019).
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the period ended December 31, 2019).
10.4	Dividend Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009, April 20, 2011, File No. 333-173612, and January 31, 2019, File No. 333-229442).**
10.5	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 3, 2006).**
10.6	Non-Employee Director Deferred Compensation Plan approved September 30, 2006 and Form of Deferred Compensation Agreement (incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 8-K filed with the SEC on October 4, 2006).
10.7	First Community Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2021).
10.7	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.8	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.9	Employment Agreement by and between David K. Proctor and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the period ended December 31, 2015).**

10.10	Employment Agreement by and between Robin D. Brown and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.11	Employment Agreement by and between J. Ted Nissen and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.12	Employment Agreement by and between Tanya A. Butts and First Community Corporation dated April 22, 2019 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the period ended December 31, 2019).**
10.13	Employment Agreement by and between Donald Shawn Jordan and First Community Corporation dated November 12, 2019 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the period ended December 31, 2019).**
10.14	First Community Corporation 2011 Stock Incentive Plan and Form of Stock Option Agreement and Form of Restricted Stock Agreement (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with April 7, 2011).**
10.15	Amendment No. 1 to the First Community Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 22, 2016).**
10.16	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 22, 2016).**
10.17	First Community Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 16, 2019).**
10.18	First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 (File No. 333-257550) filed with the SEC on June 30, 2021)**
10.19	Form of Time-based Restricted Stock Unit Agreement under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 16, 2022)**
10.20	Form of Performance-based Restricted Stock Unit Agreement under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 16, 2022)**
10.21	Form of Restricted Stock Agreement for Directors under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 16, 2022)**
10.22	Form of Restricted Stock Agreement for Employees under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on February 16, 2022)**
21.1	Subsidiaries of the Company.*
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.*
24.1	Power of Attorney (contained on the signature page hereto).*
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*
32	Section 1350 Certifications.*
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 20120 and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) Notes to the Consolidated Financial Statements.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

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

Date: March 16, 2022	FIRST COMMUNITY CORPORATION

	By:	/s/ Michael C. Crapps
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

Signature	Title	Date

/s/ Thomas C. Brown	Director	March 16, 2022
Thomas C. Brown

/s/ Chimin J. Chao	Director and Chairman of the Board	March 16, 2022
Chimin J. Chao

/s/ Michael C. Crapps	Director, President, & Chief Executive Officer	March 16, 2022
Michael C. Crapps	(Principal Executive Officer)

/s/ W. JAMES KITCHENS, JR.	Director and Vice Chairman of the Board	March 16, 2022
W. James Kitchens, Jr.

/s/ Ray E. Jones	Director	March 16, 2022
Ray E. Jones

/s/ Jan H. Hollar	Director	March 16, 2022
Jan H. Hollar

/s/ Mickey Layden	Director	March 16, 2022
Mickey Layden

/s/ E. Leland Reynolds	Director	March 16, 2022
E. Leland Reynolds

/s/ Alexander Snipe, Jr.	Director	March 16, 2022
Alexander Snipe, Jr.

/s/ Jane Sosebee	Director	March 16, 2022
Jane Sosebee

/s/ Edward J. Tarver	Director	March 16, 2022
Edward J. Tarver

/s/ Roderick M. Todd, Jr.	Director	March 16, 2022
Roderick M. Todd, Jr.

/s/ D. Shawn Jordan	Chief Financial Officer	March 16, 2022
D. Shawn Jordan	(Principal Financial and Accounting Officer)