Form 10-Q
period 2022-03-31
FIRST COMMUNITY CORP /SC/
filed 2022-05-11
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 11, 2022, 7,559,760 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
(Dollars in thousands, except par values)	2022	December 31,
	(Unaudited)	2021
ASSETS
Cash and due from banks	$32,623	$21,973
Interest-bearing bank balances	68,169	47,049
Investment securities available-for-sale	577,820	564,839
Other investments, at cost	1,879	1,785
Loans held-for-sale	12,095	7,120
Loans held-for-investment	875,797	863,702
Less, allowance for loan losses	11,063	11,179
Net loans held-for-investment	864,734	852,523
Property and equipment - net	32,497	32,831
Lease right-of-use asset	2,793	2,842
Bank owned life insurance	29,410	29,231
Other real estate owned	1,146	1,165
Intangible assets	879	919
Goodwill	14,637	14,637
Other assets	13,597	7,594
Total assets	$1,652,279	$1,584,508
LIABILITIES
Deposits:
Non-interest bearing	$467,265	$444,688
Interest bearing	963,483	916,603
Total deposits	1,430,748	1,361,291
Securities sold under agreements to repurchase	68,060	54,216
Junior subordinated debt	14,964	14,964
Lease liability	2,906	2,950
Other liabilities	10,221	10,089
Total liabilities	1,526,899	1,443,510
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,559,760 at March 31, 2022, 7,548,638 at December 31, 2021	7,560	7,549
Nonvested restricted stock	(369)	(294)
Additional paid in capital	92,361	92,139
Retained earnings	40,837	38,325
Accumulated other comprehensive income (loss)	(15,009)	3,279
Total shareholders’ equity	125,380	140,998
Total liabilities and shareholders’ equity	$1,652,279	$1,584,508

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended March 31,
	2022	2021
Interest and dividend income:
Loans, including fees	$9,003	$9,451
Investment securities - taxable	1,779	1,345
Investment securities - non taxable	380	389
Other short term investments	33	33
Total interest income	11,195	11,218
Interest expense:
Deposits	333	519
Securities sold under agreement to repurchase	25	28
Other borrowed money	104	104
Total interest expense	462	651
Net interest income	10,733	10,567
Provision for (release of) loan losses	(125)	177
Net interest income after provision for (release of) loan losses	10,858	10,390
Non-interest income:
Deposit service charges	265	246
Mortgage banking income	839	990
Investment advisory fees and non-deposit commissions	1,198	877
Gain on sale of other assets	—	77
Other	1,072	1,106
Total non-interest income	3,374	3,296
Non-interest expense:
Salaries and employee benefits	6,119	5,964
Occupancy	705	730
Equipment	332	275
Marketing and public relations	361	396
FDIC Insurance assessments	130	169
Other real estate expense	47	29
Amortization of intangibles	39	57
Other	2,221	1,920
Total non-interest expense	9,954	9,540
Net income before tax	4,278	4,146
Income tax expense	789	891
Net income	$3,489	$3,255

Basic earnings per common share	$0.46	$0.44
Diluted earnings per common share	$0.46	$0.43

See Notes to Consolidated Financial Statements

2

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2022	2021

Net income	$3,489	$3,255

Other comprehensive loss:
Unrealized loss during the period on available-for-sale securities, net of tax benefit of $4,862 and $1,637, respectively	(18,288)	(6,161)

Other comprehensive loss	(18,288)	(6,161)
Comprehensive loss	$(14,799)	$(2,906)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months ended March 31, 2022 and March 31, 2021

(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2020	7,500	$7,500	$91,380	$(283)	$26,453	$11,287	$136,337
Net income					3,255		3,255

Other comprehensive loss net of tax benefit of $1,637						(6,161)	(6,161)
Issuance of common stock	2	2	44				46
Issuance of restricted stock	21	21	353	(374)			—
Amortization of compensation on restricted stock				84			84
Shares retired / forfeited	(4)	(4)	(66)				(70)
Dividends: Common ($0.12 per share)					(896)		(896)
Dividend reinvestment plan	6	6	86				92
Balance, March 31, 2021	7,525	$7,525	$91,797	$(573)	$28,812	$5,126	$132,687

Balance, December 31, 2021	7,549	$7,549	$92,139	$(294)	$38,325	$3,279	$140,998
Net income					3,489		3,489

Other comprehensive loss net of tax benefit of $4,862						(18,288)	(18,288)
Issuance of common stock	1	1	27				28
Issuance of restricted stock	7	7	147	(154)			—
Amortization of compensation on restricted stock				79			79
Shares forfeited	(2)	(2)	(40)				(42)
Dividends: Common ($0.13 per share)					(977)		(977)
Dividend reinvestment plan	5	5	88				93
Balance, March 31, 2022	7,560	$7,560	$92,361	$(369)	$40,837	$(15,009)	$125,380

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$3,489	$3,255
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	437	431
Net premium amortization	707	554
(Release of) provision for loan losses	(125)	177
Write-downs of other real estate owned	19	—
Origination of loans held-for-sale	(28,731)	(42,664)
Sale of loans held-for-sale	23,756	64,203
Gain on sale of other real estate owned	—	(77)
Amortization of intangibles	39	57
Accretion on acquired loans	(14)	(36)
Loss on fair value of securities	—	(2)
(Increase) decrease in other assets	(1,270)	735
Increase (decrease) in other liabilities	88	(670)
Net cash (used in) provided by operating activities	(1,605)	25,963
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(57,492)	(67,287)
Purchase of other investment securities	(94)	—
Maturity/call of investment securities available-for-sale	20,654	12,953
Proceeds from sales of other investments	—	355
Increase in loans	(12,072)	(24,873)
Proceeds from sale of other real estate owned	—	201
Purchase of property and equipment	(119)	(126)
Net disposal of property and equipment	16	—
Net cash used in investing activities	(49,107)	(78,777)
Cash flows from financing activities:
Increase in deposit accounts	69,457	82,027
Increase in securities sold under agreements to repurchase	13,844	19,405
Shares retired / forfeited	(42)	(70)
Dividends paid: Common Stock	(977)	(896)
Proceeds from issuance of Common Stock	28	46
Change in non-vested restricted stock	79	84
Dividend reinvestment plan	93	92
Net cash provided by financing activities	82,482	100,688
Net increase in cash and cash equivalents	31,770	47,874
Cash and cash equivalents at beginning of period	69,022	64,992
Cash and cash equivalents at end of period	$100,792	$112,866
Supplemental disclosure:
Cash paid during the period for:
Interest	$532	$1,053
Income taxes	$—	$—
Non-cash investing and financing activities:
Unrealized loss on securities	$(18,288)	$(6,161)
Transfer of loans to foreclosed property	$—	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”), present fairly in all material respects the Company’s financial position at March 31, 2022 and December 31, 2021, and the Company’s results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Quarterly Reports on Form 10-Q. The information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 should be referred to in connection with these unaudited interim financial statements.

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

In addition, due to the COVID-19 pandemic, market interest rates declined to historical lows and the reductions in interest rates, low interest rate environment, and the other effects of the COVID-19 pandemic had an adverse effect on our business, financial condition and results of operations. However, during 2022, market interest rates have started to increase. Changes in market interest rates can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity.

Note 2—Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price and per share data)

	Three months ended
	March 31,
	2022	2021
Numerator (Net income available to common shareholders)	$3,489	$3,255
Denominator
Weighted average common shares outstanding for:
Basic shares	7,518	7,476
Dilutive securities:
Deferred compensation	33	36
Restricted stock -Treasury stock method	44	11
Diluted shares	7,595	7,523
Earnings per common share:
Basic	$0.46	$0.44
Diluted	$0.46	0.43

The average market price used in calculating assumed number of shares	$20.99	$18.43

Non-Employee Director Deferred Compensation Plan

Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account as of the last day of such calendar quarter during which the compensation is earned and are included in dilutive securities in the table above. The non-employee director’s account balance is distributed by issuance of common stock within 30 days following such director’s separation from service from the board of directors. At March 31, 2022 and December 31, 2021, there were 88,748 and 85,765 units in the plan, respectively. The accrued liability related to the plan at March 31, 2022 and December 31, 2021 amounted to $1.2 million and $1.1 million, respectively, and is included in “Other liabilities” on the balance sheet.

First Community Corporation 2011 Stock Incentive Plan

In 2011, the Company and its shareholders adopted a stock incentive plan whereby 350,000 shares were reserved for issuance by the Company upon the grant of stock options or restricted stock awards under the plan (the “2011 Plan”). The 2011 Plan provided for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from the date of grant. There were no stock options outstanding and exercisable at March 31, 2022, December 31, 2021 and March 31, 2021. The 2011 Plan expired on March 15, 2021 and no new awards may be granted under the 2011 Plan. However, any awards outstanding under the 2011 Plan will continue to be outstanding and governed by the provisions of the 2011 Plan.

Under the 2011 Plan, the employee restricted shares and units generally cliff vest over a three-year period and the non-employee director shares vest approximately one year after issuance. The unrecognized compensation cost at March 31, 2022 and December 31, 2021 for non-vested shares amounted to $243.6 thousand and $293.9 thousand, respectively. Each unit is convertible into one share of common stock at the time the unit vests. The related compensation cost for time-based units (“TRSUs”) is accrued over the vesting period and was $12.2 thousand and $7.1 thousand respectively, for the three months ended March 31, 2022 and March 31, 2021.

Historically, the Company granted time-based equity awards that vested based on continued service. Beginning in 2021 and in addition to time-based equity awards, the Company began granting performance-based equity awards in the form of performance-based restricted stock units, with the target number of performance-based restricted stock units for the Company’s Chief Executive Officer and other executive officers representing 50% of total target equity awards. These performance-based restricted stock units cliff vest over three years and include conditions based on the following performance measures: total shareholder return, return on average equity, and non-performing assets. The Company granted 13,302 performance-based restricted stock units (“PRSUs”) with a fair value of $234.0 thousand during 2021. The related compensation cost for the PRSUs is accrued over the vesting period and was $19.5 thousand and $6.5 thousand, respectively, during the three months ended March 31, 2022 and March 31, 2021. The total accrued liability was $124.3 thousand and $144.0 thousand at March 31, 2022, and December 31, 2021, respectively, including both time-based and performance-based restricted stock units.

First Community Corporation 2021 Omnibus Equity Incentive Plan

In 2021, the Company and its shareholders adopted an omnibus equity incentive plan whereby 225,000 shares were reserved for issuance by the Company to help the company attract, retain and motivate directors, officers, employees, consultants and advisors of the Company and its subsidiaries (the “2021 Plan”). The 2021 Plan replaced the 2011 Plan. No awards were granted under the 2021 Plan as of March 31, 2021. During the three months ended March 31, 2022, the Company granted 7,358 restricted stock awards to Directors with a fair value of $154,000. The restricted stock awards will fully vest on January 1, 2023. At March 31, 2022 the unrecognized compensation cost for non-vested shares amounted to $128.3 thousand. During the three months ended March 31, 2022, the Company granted 11,738 TRSUs and 11,738 PRSUs with a total fair value of $245.7 thousand and $245.7 thousand respectively. The related compensation cost for TRSUs and PRSUs is accrued over the vesting period and was $13.7 thousand and $13.7 thousand respectively, for the three months ended March 31, 2022. At March 31, 2022 and December 31, 2021, the Company had 195,654 and 225,000 shares, respectively, reserved for future grants under the 2021 Plan.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2022
US Treasury securities	$60,406	$—	$1,811	$58,595
Government Sponsored Enterprises	2,499	—	182	2,317
Mortgage-backed securities	391,271	217	13,140	378,348
Small Business Administration pools	28,112	209	337	27,984
State and local government	105,757	1,182	4,968	101,971
Corporate and other securities	8,774	81	250	8,605
	$596,819	$1,689	$20,688	$577,820

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2021
US Treasury securities	$15,736	$—	$300	$15,436
Government Sponsored Enterprises	2,499	2	—	2,501
Mortgage-backed securities	398,125	3,596	3,992	397,729
Small Business Administration pools	30,835	505	67	31,273
State and local government	105,469	4,918	539	109,848
Corporate and other securities	8,024	157	129	8,052
	$560,688	$9,178	$5,027	$564,839

There were no investment securities listed as held-to-maturity as of March 31, 2022 or December 31, 2021.

During the three months ended March 31, 2022 and 2021, the Company did not receive any proceeds from the sale of investment securities available-for-sale. For the three months ended March 31, 2022, and 2021 there were no gross realized gains from the sale of investment securities available-for-sale and no gross realized losses.

At March 31, 2022, corporate and other securities available-for-sale included the following at fair value: corporate fixed-to-float bonds at $8.6 million, mutual funds at $12.0 thousand, and foreign debt of $10.0 thousand. As required by Accounting Standards Update (“ASU”) 2016-01-Financial Instruments-Overall (Subtopic 825-10), the Company measured its equity investments at fair value with changes in the fair value recognized through net income. For the three months ended March 31, 2022 and 2021, a $0.4 thousand gain and a $1.7 thousand gain were recognized on a mutual fund, respectively. At December 31, 2021, corporate and other securities available-for-sale included the following at fair value: corporate fixed-to-float bonds at $8.0 million, mutual fund at $11.6 thousand and foreign debt of $10.0 thousand. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $792.1 thousand and corporate stock in the amount of $1.0 million, and a venture capital fund in the amount of $86.7 thousand at March 31, 2022. The Company held $698.4 thousand of FHLB stock and $1.0 million in corporate stock, and a venture capital fund in the amount of $86.7 thousand at December 31, 2021.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2022 and December 31, 2021.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
March 31, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury Securities	$53,261	$1,271	$5,334	$540	$58,595	$1,811
Government Sponsored Enterprise	2,317	182	—	—	2,317	182
Mortgage-backed securities	261,976	8,929	86,207	4,211	348,183	13,140
Small Business Administration pools	12,529	295	2,642	42	15,171	337
State and local government	59,077	4,392	2,961	576	62,038	4,968
Corporate and other securities	4,507	250	—	—	4,507	250
Total	$393,667	$15,319	$97,144	$5,369	$490,811	$20,688

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2021	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury Securities	$14,479	$264	$958	$36	$15,437	$300
Mortgage-backed securities	200,238	3,156	48,570	836	248,808	3,992
Small Business Administration pools	7,232	67	—	—	7,232	67
State and local government	21,261	539	—	—	21,261	539
Corporate and other securities	3,621	129	—	—	3,621	129
Total	$246,831	$4,155	$49,528	$872	$296,359	$5,027

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $419.4 million and $429.0 million and approximate fair value of $406.3 million and $429.0 million at March 31, 2022 and December 31, 2021, respectively. Unrealized losses on certain of these investments are not considered to be “other than temporary,” and the Company has the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSEs. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2022.

Non-agency Mortgage Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at March 31, 2022 with an amortized cost of $45.6 thousand and approximate fair value of $45.3 thousand. The Company held PLMBSs, including CMOs, at December 31, 2021 with an amortized cost of $48.2 thousand and approximate fair value of $46.4 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2022.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2022.

The following sets forth the amortized cost and fair value of investment securities at March 31, 2022 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale
March 31, 2022	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$20,273	$20,132
Due after one year through five years	211,536	207,996
Due after five years through ten years	285,494	272,064
Due after ten years	79,516	77,658
Total	$596,819	$577,820

Note 4—Loans

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $1.4 million and $1.4 million as of March 31, 2022 and December 31, 2021, respectively.

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Commercial, financial and agricultural	$70,565	$69,952
Real estate:
Construction	96,419	94,969
Mortgage-residential	42,675	45,498
Mortgage-commercial	627,621	617,464
Consumer:
Home equity	27,712	27,116
Other	10,805	8,703
Total loans, net of deferred loan fees and costs	$875,797	$863,702

Commercial, financial, and agricultural category includes $0.3 million and $1.5 million in PPP loans, net of deferred fees and costs, as of March 31, 2022 and December 31, 2021, respectively.

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended March 31, 2022 and March 31, 2021 and for the year ended December 31, 2021 is as follows:

			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
March 31, 2022
Allowance for loan losses:
Beginning balance December 31, 2021	$853	$113	$560	$8,570	$333	$126	$624	$11,179
Charge-offs	—	—	—	—	—	(14)	—	(14)
Recoveries	11	—	—	6	3	3	—	23
Provisions	(15)	(22)	(47)	(68)	(5)	35	(3)	(125)
Ending balance March 31, 2022	$849	$91	$513	$8,508	$331	$150	$621	$11,063

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment	849	$91	$513	$8,508	$331	$150	$621	$11,063

March 31, 2022 Loans receivable:
Ending balance-total	$70,565	$96,419	$42,675	$627,621	$27,712	$10,805	$—	$875,797

Ending balances:
Individually evaluated for impairment	—	—	42	1,499	—	—	—	1,541

Collectively evaluated for impairment	$70,565	$96,419	$42,633	$626,122	$27,712	$10,805	$—	$874,256
11

			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
March 31, 2021
Allowance for loan losses:
Beginning balance December 31, 2020	$778	$145	$541	$7,855	$324	$125	$621	$10,389
Charge-offs	—	—	—	—	—	(25)	—	(25)
Recoveries	1	—	—	4	1	16	—	22
Provisions	(21)	(11)	(61)	278	(16)	8	—	177
Ending balance March 31, 2021	$758	$134	$480	$8,137	$309	$124	$621	$10,563

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$2	$—	$—	$—	$2

Collectively evaluated for impairment	758	134	480	8,135	309	124	621	10,561

March 31, 2021 Loans receivable:
Ending balance-total	$110,776	$104,065	$38,947	$582,083	$25,068	$8,127	$—	$869,066

Ending balances:
Individually evaluated for impairment	—	—	436	5,578	21	—	—	6,035

Collectively evaluated for impairment	$110,776	$104,065	$38,511	$576,505	$25,047	$8,127	$—	$863,031

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
December 31, 2021
Allowance for loan losses:
Beginning balance December 31, 2020	$778	$145	$541	$7,855	$324	$125	$621	$10,389
Charge-offs	—	—	—	(110)	—	(72)	—	(182)
Recoveries	39	—	10	473	69	46	—	637
Provisions	36	(32)	9	352	(60)	27	3	335
Ending balance December 31, 2021	$853	$113	$560	$8,570	$333	$126	$624	$11,179

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$1	$—	$—	$—	$—

Collectively evaluated for impairment	853	113	560	8,569	333	126	624	11,179

December 31, 2021 Loans receivable:
Ending balance-total	$69,952	$94,969	$45,498	$617,464	$27,116	$8,703	$—	$863,702

Ending balances:
Individually evaluated for impairment	—	—	133	1,561	—	—	—	1,694

Collectively evaluated for impairment	69,952	94,969	45,365	615,903	27,116	8,703	—	862,008

The following tables are by loan category and present March 31, 2022, March 31, 2021, and December 31, 2021 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

Three months ended
		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
March 31, 2022	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	42	57	—	42	1
Mortgage-commercial	1,499	3,492	—	1,737	46
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	42	57	—	42	1
Mortgage-commercial	1,499	3,492	—	1,737	46
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$1,541	$3,549	$—	$1,779	$47
13

				Three months ended
		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
March 31, 2021	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	436	496	—	434	5
Mortgage-commercial	5,474	8,129	—	5,728	99
Consumer:
Home Equity	21	26	—	21	1
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	104	104	2	103	2
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	436	496	—	434	5
Mortgage-commercial	5,578	8,233	2	5,831	101
Consumer:
Home Equity	21	26	—	21	1
Other	—	—	—	—	—
	$6,035	$8,755	$2	$6,286	$107
14

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
December 31, 2021	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	133	151	—	131	6
Mortgage-commercial	1,521	3,514	—	1,748	223
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	40	40	1	39	5
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	133	151	—	131	6
Mortgage-commercial	1,561	3,554	1	1,787	228
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$1,694	$3,705	$1	$1,918	$234

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, no loans were classified as doubtful.

(Dollars in thousands)
March 31, 2022	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$70,473	$92	$—	$—	$70,565
Real estate:	—	—	—
Construction	96,418	—	1	—	96,419
Mortgage – residential	42,246	377	52	—	42,675
Mortgage – commercial	620,089	1,002	6,530	—	627,621
Consumer:	—	—	—
Home Equity	26,347	175	1,190	—	27,712
Other	10,708	22	75	—	10,805
Total	$866,281	$1,668	$7,848	$—	$875,797

(Dollars in thousands)
December 31, 2021	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$69,833	$119	$—	$—	$69,952
Real estate:	—	—	—
Construction	94,966	—	3	—	94,969
Mortgage – residential	45,049	305	144	—	45,498
Mortgage – commercial	610,001	1,009	6,454	—	617,464
Consumer:	—	—	—
Home Equity	25,751	171	1,194	—	27,116
Other	8,604	22	77	—	8,703
Total	$854,204	$1,626	$7,872	$—	$863,702

At March 31, 2022 and December 31, 2021, non-accrual loans totaled $148 thousand and $250 thousand, respectively.

TDRs that are still accruing and included in impaired loans at March 31, 2022 and at December 31, 2021 amounted to $1.4 million and $1.4 million, respectively.

Loans greater than 90 days delinquent and still accruing interest were $173.9 thousand and $0 at March 31, 2022 and December 31, 2021, respectively. The following tables are by loan category and present loans past due and on non-accrual status as of March 31, 2022 and December 31, 2021:

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
March 31, 2022	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$238	$3	$—	$106	$347	$70,218	$70,565
Real estate:
Construction	—	—	—	—	—	96,419	96,419
Mortgage-residential	71	—	4	42	117	42,558	42,675
Mortgage-commercial	—	—	—	0	—	627,621	627,621
Consumer:
Home equity	—	165	169	0	334	27,378	27,712
Other	2	—	1	—	3	10,802	10,805
	$311	$168	$174	$148	$801	$874,996	$875,797
16

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2021	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$125	$35	$—	$118	$278	$69,674	$69,952
Real estate:
Construction	—	—	—	—	—	94,969	94,969
Mortgage-residential	8	4	—	132	144	45,354	45,498
Mortgage-commercial	—	—	—	—	—	617,464	617,464
Consumer:
Home equity	—	62	—	—	62	27,054	27,116
Other	—	1	—	—	1	8,702	8,703
	$133	$102	$—	$250	$485	$863,217	$863,702

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

Beginning in March 2020, the Company proactively offered payment deferrals for up to 90 days to its loan customers regardless of the impact of the pandemic on their business or personal finances.  As a result of payments being resumed at the conclusion of their payment deferral period, loans in which payments were being deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, to $16.1 million at December 31, 2020, to $8.7 million at March 31, 2021, $4.5 million at June 30, 2021, $4.1 million at September 30, 2021, $0 at December 31, 2021 and March 31, 2022.

Troubled Debt Restructurings. The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. There were no loans determined to be TDRs that were restructured during the three-month periods ended March 31, 2022 and March 31, 2021. Additionally, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 90 days past due.

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

A summary of changes in the accretable yield for purchased credit-impaired loans for the three months ended March 31, 2022 and March 31, 2021 are as follows:

(Dollars in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Accretable yield, beginning of period	$64	$93
Accretion	(8)	(7)
Accretable yield, end of period	$56	$86

At March 31, 2022 and December 31, 2021, the recorded investment in purchased impaired loans was $109 thousand and $109 thousand, respectively. The unpaid principal balance was $147 thousand and $152 thousand at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, these loans were all secured by commercial real estate.

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

Accrued Interest Payable - The fair value approximates the carrying value and is classified as Level 1.

Commitments to Extend Credit - The fair value of these commitments is immaterial because their underlying interest rates approximate market.

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$100,792	$100,792	$100,792	$—	$—
Available-for-sale securities	577,820	577,820	36,371	541,449	—
Other investments, at cost	1,879	1,879	—	—	1,879
Loans held for sale	12,095	12,095	—	12,095	—
Net loans receivable	864,734	836,206	—	—	836,206
Accrued interest	3,838	3,838	3,838	—	—
Financial liabilities:
Non-interest bearing demand	$467,265	$467,265	$—	$467,265	$—
Interest bearing demand deposits and money market accounts	658,932	658,932	—	658,932	—
Savings	150,849	150,849	—	150,849	—
Time deposits	153,702	153,871	—	153,871	—
Total deposits	1,430,748	1,430,917	—	1,430,917	—
Federal Home Loan Bank Advances	—	—	—	—	—
Short term borrowings	68,060	68,060	—	68,060	—
Junior subordinated debentures	14,964	15,653	—	15,653	—
Accrued interest payable	334	334	334	—	—

	December 31, 2021
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$69,022	$69,022	$69,022	$—	$—
Available-for-sale securities	564,839	564,839	39,829	525,010	—
Other investments, at cost	1,785	1,785	—	—	1,785
Loans held for sale	7,120	7,120	—	7,120	—
Net loans receivable	852,523	851,822	—	—	851,822
Accrued interest	3,927	3,927	3,927	—	—
Financial liabilities:
Non-interest bearing demand	$444,688	$444,688	$—	$444,688	$—
Interest bearing demand deposits and money market accounts	619,057	619,057	—	619,057	—
Savings	143,765	143,765	—	143,765	—
Time deposits	153,781	154,030	—	154,030	—
Total deposits	1,361,291	1,361,540	—	1,361,540	—
Federal Home Loan Bank Advances	—	—	—	—	—
Short term borrowings	54,216	54,216	—	54,216	—
Junior subordinated debentures	14,964	15,015	—	15,015	—
Accrued interest payable	404	404	404	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2022 and December 31, 2021 that are measured on a recurring basis. There were no liabilities carried at fair value as of March 31, 2022 or December 31, 2021 that are measured on a recurring basis.

(Dollars in thousands)

Description	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$58,595	$29,772	$28,823	$—
Government Sponsored Enterprises	2,317	—	2,317	—
Mortgage-backed securities	378,348	2,949	375,399	—
Small Business Administration pools	27,984	—	27,984	—
State and local government	101,971	2,900	99,071	—
Corporate and other securities	8,605	750	7,855	—
	577,820	36,371	541,449	—
Loans held for sale	12,095	—	12,095	—
Total	$589,915	$36,371	$553,544	$—

(Dollars in thousands)
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$15,436	$—	$15,436	$—
Government Sponsored Enterprises	2,501	—	2,501	—
Mortgage-backed securities	397,729	25,934	371,796	—
Small Business Administration pools	31,273	—	31,273	—
State and local government	109,848	12,896	96,952	—
Corporate and other securities	8,052	1,000	7,052	—
	564,839	39,830	525,010	—
Loans held for sale	7,120	—	7,120	—
Total	$571,959	$39,830	$532,130	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2022 and December 31, 2021 that are measured on a non-recurring basis. There were no Level 3 financial instruments for the three months ended March 31, 2022 and March 31, 2021 measured on a recurring basis.

(Dollars in thousands)
Description	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	42	—	—	42
Mortgage-commercial	1,499	—	—	1,499
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
Total impaired	1,541	—	—	1,541
Other real estate owned:
Construction	1,056	—	—	1,056
Mortgage-commercial	90	—	—	90
Total other real estate owned	1,146	—	—	1,146
Total	$2,687	$—	$—	$2,687
22

(Dollars in thousands)
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	133	—	—	133
Mortgage-commercial	1,560	—	—	1,560
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
Total impaired	1,693	—	—	1,694
Other real estate owned:
Construction	624	—	—	624
Mortgage-commercial	541	—	—	541
Total other real estate owned	1,165	—	—	1,165
Total	$2,859	$—	$—	$2,859

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $1.5 million and $1.7 million as of March 31, 2022 and December 31, 2021, respectively.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of March 31, 2022	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,146	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$1,541	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2021	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,165	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$1,694	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Non-interest bearing demand deposits	$467,265	$444,688
Interest bearing demand deposits and money market accounts	658,932	619,057
Savings	150,849	143,765
Time deposits	153,702	153,781
Total deposits	$1,430,748	$1,361,291

As of March 31, 2022 and December 31, 2021, the Company had time deposits that exceed the $250,000 FDIC insurance limit of $29.4 million and $27.9 million, respectively.

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

The following tables present selected financial information for the Company’s reportable business segments for the three months ended March 31, 2022 and March 31, 2021.

Three months ended March 31, 2022	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$10,990	$202	$—	$1,084	$(1,081)	$11,195
Interest expense	358	—	—	104	—	462
Net interest income	$10,632	$202	$—	$980	$(1,081)	$10,733
Provision for (release of) loan losses	(125)	—	—	—	—	(125)
Noninterest income	1,337	839	1,198	—	—	3,374
Noninterest expense	7,991	1,016	763	184	—	9,954
Net income before taxes	$4,103	$25	$435	$796	$(1,081)	$4,278

Income tax provision (benefit)	849	—	—	(60)	—	789
Net income	$3,254	$25	$435	$856	$(1,081)	$3,489

Three months ended March 31, 2021	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$10,861	$353	$—	$1,007	$(1,003)	$11,218
Interest expense	546	—	—	105	—	651
Net interest income	$10,315	$353	$—	$902	$(1,003)	$10,567
Provision for loan losses	177	—	—	—	—	177
Noninterest income	1,429	990	877	—	—	3,296
Noninterest expense	7,624	1,175	584	157	—	9,540
Net income before taxes	$3,943	$168	$293	$745	$(1,003)	$4,146

Income tax provision (benefit)	934	—	—	(43)	—	891
Net income	$3,009	$168	$293	$788	$(1,003)	$3,255
24

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of March 31, 2022	$1,631,193	$20,300	$2	$152,973	$(152,189)	$1,652,279

Total Assets as of December 31, 2021	$1,566,949	$16,798	$2	$152,928	$(152,169)	$1,584,508

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of March 31, 2021	$1,456,436	$35,340	$2	$140,238	$(139,522)	$1,492,494

Total Assets as of December 31, 2020	$1,335,320	$59,372	$2	$140,256	$(139,568)	$1,395,382

Note 9—Leases

The Company has operating leases on three of its facilities. The leases have maturities ranging from September 2024 to December 2038, some of which include extensions of multiple five-year terms. The following tables present information about the Company’s leases:

(dollars in thousands)	March 31, 2022	December 31, 2021
Right-of-use assets	$2,793	$2,842
Lease liabilities	$2,906	$2,950
Weighted average remaining lease term	14.92 years	15.08 years
Weighted average discount rate	4.42%	4.42%

	Three Months Ended March 31,
Lease cost (in thousands)	2022	2021
Operating lease cost	$80.8	$80.8
Cash paid for amounts included in the measurement of lease liabilities	$75.3	$73.9

The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2022, are as follow:

(Dollars in thousands)			Liability
Year	Cash	Lease Expense	Reduction
2022	$228	$94	$134
2023	309	118	191
2024	282	110	172
2025	222	104	118
2026	226	99	127
Thereafter	2,751	587	2164
Total	$4,018	$1,112	$2,906

Note 10—Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2022 and the following:

•	the continuing impact of COVID-19 and its variants, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy, and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, write-down assets, or take other actions;
•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment, which could reduce anticipated or actual margins; temporarily reduce the market value of our available-for-sale investment securities and temporarily reduce accumulated other comprehensive income or increase accumulated other comprehensive loss, which temporarily could reduce shareholders’ equity;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies, including potential changes in tax laws and regulations;
•	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
26

•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;
•	risks associated with our participation in the Paycheck Protection Program, otherwise the PPP, established by the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, including but not limited to, the failure of the borrower to qualify for loan forgiveness, which would subject us to the risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, and from time to time in our other filings with the SEC.

Because of these and other risks and uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

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

Overview

The following discussion describes our results of operations for the three months ended March 31, 2022 as compared to the three-month period ended March 31, 2021 and analyzes our financial condition as of March 31, 2022 as compared to December 31, 2021. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging or crediting a provision for loan losses against our operating earnings. In the following section, we have included a discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

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

In addition, due to the COVID-19 pandemic, market interest rates declined to historical lows and the reductions in interest rates, low interest rate environment, and the other effects of the COVID-19 pandemic had an adverse effect on our business, financial condition and results of operations. However, during 2022, market interest rates have started to increase. Changes in market interest rates can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity.

Lending Operations and Accommodations to Borrowers; Impact of COVID-19 on Asset Quality and Value of Investment Securities

Beginning in March 2020, we proactively offered payment deferrals for up to 90 days to our loan customers regardless of the impact of the pandemic on their business or personal finances.  As a result of payments being resumed at the conclusion of their payment deferral period, loans in which payments were being deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, to $16.1 million at December 31, 2020, to $8.7 million at March 31, 2021, to $4.5 million at June 30, 2021, to $4.1 million at September 30, 2021, and to zero at December 31, 2021 and March 31, 2022.

We were also a small business administration approved lender and participated in the PPP, established under the CARES Act. During 2020 and 2021, we originated 1,417 PPP loans totaling $88.5 million, which includes 843 PPP loans totaling $51.2 million originated in 2020 and 574 PPP loans totaling $37.3 million originated in 2021. Furthermore, during 2020, we facilitated the origination of 111 PPP loans totaling $31.2 million for our customers through a third party prior to establishing our own PPP platform. As of March 31, 2022, 1,412 PPP loans totaling $88.2 million (841 PPP loans totaling $51.2 million originated in 2020 and 571 PPP loans totaling $37.0 million originated in 2021) were forgiven through the SBA PPP forgiveness process.

Our asset quality metrics as of March 31, 2022 remained sound.  At March 31, 2022, our non-performing assets were not materially impacted by the economic pressures of the COVID-19 pandemic. The non-performing asset ratio was 0.09% of total assets with the nominal level of $1.5 million in non-performing assets at March 31, 2022 compared to 0.09% and $1.4 million at December 31, 2021. Non-accrual loans declined to $148 thousand at March 31, 2022 from $250 thousand at December 31, 2021. We had $174 thousand in accruing loans past due 90 days or more at March 31, 2022 compared to zero accruing loans past due 90 days or more at December 31, 2021. Loans past due 30 days or more represented 0.07% of the loan portfolio at March 31, 2022 compared to 0.03% at December 31, 2021.  The ratio of classified loans plus OREO and repossessed assets declined to 6.13% of total bank regulatory risk-based capital at March 31, 2022 from 6.27% at December 31, 2021.  During the three months ended March 31, 2022, we experienced net loan recoveries of $19 thousand and net overdraft charge-offs of $10 thousand.

We are also monitoring the impact of the COVID-19 pandemic and the recent increase in market interest rates on the operations and value of our investments. We mark to market our available-for-sale investments and review our investment portfolio for impairment at, a minimum, quarterly. We do not consider any securities in our investment portfolio to be other-than-temporarily impaired at March 31, 2022. However, additional changes in the interest rate environment may temporarily reduce the market value of our available-for-sale investment securities, which temporarily could reduce shareholders’ equity.

Capital and Liquidity

Dollars in thousands		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
March 31, 2022
Leverage Ratio	8.43%	5.00%	4.00%	$55,152	$71,233
Common Equity Tier 1 Capital Ratio	13.89%	6.50%	4.50%	72,135	91,649
Tier 1 Capital Ratio	13.89%	8.00%	6.00%	57,500	77,014
Total Capital Ratio	15.03%	10.00%	8.00%	49,049	68,563
December 31, 2021
Leverage Ratio	8.45%	5.00%	4.00%	$54,297	$70,021
Common Equity Tier 1 Capital Ratio	13.97%	6.50%	4.50%	71,086	90,111
Tier 1 Capital Ratio	13.97%	8.00%	6.00%	56,817	75,843
Total Capital Ratio	15.15%	10.00%	8.00%	48,971	67,996
28

Our capital remained strong.  Each of the regulatory capital ratios for the Bank exceeds the well capitalized minimum levels currently required by regulatory statute at March 31, 2022 and December 31, 2021. Based on our strong capital, conservative underwriting, and internal stress testing, we expect to remain well capitalized throughout the COVID-19 pandemic. However, the Bank’s reported regulatory capital ratios could be adversely impacted by future credit losses related to the COVID-19 pandemic. We intend to monitor developments and potential impacts on our capital.

We believe that we have ample liquidity to meet the needs of our customers through our low cost deposits, our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, and our ability to obtain advances secured by certain securities and loans from the Federal Home Loan Bank (“FHLB”).

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2022 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 16, 2022.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies. We have identified the determination of the allowance for loan losses, income taxes, and deferred tax assets to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management has reviewed and approved these critical accounting policies and estimates and has discussed these policies with our Audit and Compliance Committee. A brief discussion of each of these areas appears in our 2021 Annual Report on Form 10-K. During the first three months of 2022, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

There have been no significant changes to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of Results of Operations for Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Net Income

Our net income for the three months ended March 31, 2022 was $3.5 million, or $0.46 diluted earnings per common share, as compared to $3.3 million, or $0.43 diluted earnings per common share, for the three months ended March 31, 2021. The $234 thousand increase in net income between the two periods is primarily due to a $166 thousand increase in net interest income, a $78 thousand increase in non-interest income, a $302 thousand reduction in provision for loan losses, and a $102 thousand reduction in income tax expense partially offset by a $414 thousand increase in non-interest expense.

•	The increase in net interest income results from an increase of $176.3 million in average earning assets partially offset by a 33 basis point decline in the net interest margin between the two periods.
•	The increase in non-interest income is primarily related to increases in investment advisory fees and non-deposit commissions of $321 thousand, ATM/debit card income of $28 thousand, deposit service charges of $19 thousand, income on bank owned life insurance of $12 thousand, rental income of $11 thousand, and wire transfer fees of $8 thousand partially offset by declines in mortgage banking income of $151 thousand, gains on sale of assets of $77 thousand, and other non-recurring income of $96 thousand.
o	The reduction in other non-recurring income was related to the collection of a $100 thousand summary judgment related to a loan charged off at a bank, which we subsequently acquired, during the three months ended March 31, 2021. We recorded $4 thousand in other non-recurring income related to a gain on insurance proceeds during the three months ended March 31, 2022.
•	The reduction in provision for loan losses is primarily related to a decrease in our COVID-19 qualitative factor in our allowance for loan losses methodology related to declines in COVID-19 cases, hospitalizations, and deaths in our markets; and net recoveries during the first three months of 2022 partially offset by increases in our economic conditions qualitative factor due to inflation, supply chain bottlenecks, labor shortages in certain industries, and the war in Ukraine; by our changes in staff qualitative factor due to the addition of a new team and new market in the Piedmont Region of South Carolina in March 2022; and by loan growth.
29

•	The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $155 thousand, increased equipment expense of $57 thousand, increased other real estate expense of $18 thousand, increased ATM/debit card and data processing expense of $150 thousand, increased travel, meals, and entertainment expense of $28 thousand, increased courier expense of $25 thousand, and increased fraud expense of $108 thousand partially offset by lower occupancy expense of $25 thousand, lower marketing and public relations expense of $35 thousand, lower FDIC assessment of $39 thousand, and lower amortization of intangibles of $18 thousand.
•	Our effective tax rate was 18.4% during the three months ended March 31, 2022 compared to 21.5% during the three months ended March 31, 2021.
o	The reduction in the effective tax rate was primarily due to a $153 thousand non-recurring reduction to income tax expense during the three months ended March 31, 2022.

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

Please refer to the table at the end of this Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the average yields on assets and average rates on interest-bearing liabilities during the three-month periods ended March 31, 2022 and 2021, along with average balances and the related interest income and interest expense amounts.

Net interest income increased $166 thousand, or 1.6%, to $10.7 million for the three months ended March 31, 2022 from $10.6 million for the three months ended March 31, 2021. Our net interest margin declined by 33 basis points to 2.87% during the three months ended March 31, 2022 from 3.20% during the three months ended March 31, 2021. Our net interest margin, on a taxable equivalent basis, was 2.91% for the three months ended March 31, 2022 compared to 3.23% for the three months ended March 31, 2021. Average earning assets increased $176.3 million, or 13.2%, to $1.5 billion for the three months ended March 31, 2022 compared to $1.3 billion in the same period of 2021. The increase in net interest income was primarily due to a higher level of average earning assets partially offset by lower net interest margin. The increase in average earning assets was due to increases in non-PPP loans and securities partially offset by declines in PPP loans and other short-term investments. The decline in net interest margin was primarily due to the Federal Reserve reducing the target range of the federal funds rate two times totaling 150 basis points during the first quarter of 2020 and the excess liquidity generated from PPP loan proceeds, other stimulus funds related to the COVID-19 pandemic, and organic deposit growth being deployed in lower yielding securities and other short-term investments. Furthermore, interest income on PPP loans declined to $45 thousand during the three months ended March 31, 2022 from $684 thousand during the three months ended March 31, 2021 due to a reduction in PPP loans. Lower market rates, the competitive loan pricing environment, and the COVID-19 pandemic put downward pressure on our net interest margin during 2021 and the first three months of 2022.

Average loans declined $10.0 million, or 1.1%, to $876.3 million for the three months ended March 31, 2022 from $886.4 million for the same period in 2021. Average PPP loans declined $54.9 million and average Non-PPP loans increased $44.9 million to $609 thousand and $875.7 million, respectively, for the three months ended March 31, 2022. Average loans represented 57.8% of average earning assets during the three months ended March 31, 2022 compared to 66.2% of average earning assets during the same period in 2021. The decline in average loans as a percentage of average earning assets was primarily due to increases in deposits of $166.7 million and securities sold under agreements to repurchase of $19.3 million; and a $54.9 reduction in average PPP loans. The growth in our deposits and securities sold under agreements to repurchase and the decline in our loans resulted in the excess funds being deployed in our securities portfolio. The yield on loans declined 15 basis points to 4.17% during the three months ended March 31, 2022 from 4.32% during the same period in 2021. The yield on Non-PPP loans was 4.15% during the three months ended March 31, 2022. Average securities for the three months ended March 31, 2022 increased $198.5 million, or 53.2%, to $571.8 million during the three months ended March 31, 2022 from $373.3 million during the same period in 2021. Other short-term investments declined $12.1 million to $67.2 million during the three months ended March 31, 2022 from $79.3 million during the same period in 2021 due to the deployment of lower yielding other short-term investments into higher yielding securities. The yield on our securities portfolio declined to 1.53% for the three months ended March 31, 2022 from 1.88% for the same period in 2021. These declines were primarily related to the Federal Reserve reducing the target range of the federal funds rate as described above. The yield on our other short-term investments increased to 0.20% for the three months ended March 31, 2022 from 0.17% for the same period in 2021 due to a 25 basis point increase in the target range of federal funds to 0.25% - 0.50% on March 16, 2022. The yield on earning assets for the three months ended March 31, 2022 and 2021 were 3.00% and 3.40%, respectively. The cost of interest-bearing liabilities was at 18 basis points during the three months ended March 31, 2022 compared to 29 basis points during the same period in 2021.

The cost of deposits, including demand deposits, was 10 basis points during the three months ended March 31, 2022 compared to 17 basis points during the same period in 2021. The cost of funds, including demand deposits, was 13 basis points during the three months ended March 31, 2022 compared to 21 basis points during the same period in 2021. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the three months ended March 31, 2022, these deposits averaged 91.3% of total deposits as compared to 89.2% during the same period of 2021. This increase was due to PPP loan proceeds, other stimulus funds related to the COVID-19 pandemic, and organic growth.

Provision and Allowance for Loan Losses

We account for our allowance for loan losses under the incurred loss model. At March 31, 2022, the allowance for loan losses was $11.1 million, or 1.26% of total loans (excluding loans held-for-sale), compared to $11.2 million, or 1.29% of total loans (excluding loans held-for-sale) at December 31, 2021. Excluding PPP loans and loans held-for-sale, the allowance for loan losses was 1.26% of total loans at March 31, 2022 compared to 1.30% of total loans at December 31, 2021. The decline in the allowance for loan losses compared to December 31, 2021 is primarily related to a reduction in the loss emergence period assumption in the COVID-19 qualitative factor, which was added to our allowance for loan losses methodology during 2020, to 12 months at March 31, 2022 from 21 months at December 31, 2021 due to reductions in the number of COVID-19 related cases, hospitalizations, and deaths within our markets. This reduction was partially offset by loan growth of $12.1 million; $9 thousand in net recoveries; an increase in our economic conditions qualitative factor by approximately 3.6 basis points during the first quarter of 2022 due to higher inflation, supply chain bottlenecks, labor shortages in certain industries, and the war in Ukraine; and a one basis point increase in our change in staff qualitative factor due to the addition of a new team and new market in the Piedmont Region of South Carolina in March 2022. During 2020, we added a qualitative factor for the COVID-19 pandemic to our allowance for loan losses methodology. This new qualitative factor was based on the dollar amount of our deferrals and a one-year loss emergence period based on the highest period of annual historical loss rate since the Bank’s inception. As the pandemic worsened, we added our exposure to certain industry segments most impacted by the COVID-19 pandemic (hotels, restaurants, assisted living, and retail) to the COVID-19 qualitative factor and we extended the loss emergence period to two years based on the highest two periods of annual historical loss rates since the Bank’s inception. At March 31, 2022 and December 31, 2021, the COVID-19 qualitative factor represented $1.3 million and $1.9 million, respectively, of our allowance for loan losses.

Loans that we acquired in our acquisition of Cornerstone Bancorp, otherwise referred to herein as Cornerstone, in 2017 as well as in our acquisition of Savannah River Financial Corp., otherwise referred to herein as Savannah River, in 2014 are accounted for under FASB ASC 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At March 31, 2022 and December 31, 2021, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $116 thousand and $130 thousand, respectively.

Our provision for loan losses was a credit of $125 thousand for the three months ended March 31, 2022 compared to $177 thousand expense during the same period in 2021. The reduction in provision for loan losses is primarily related to a decrease in our COVID-19 qualitative factor in our allowance for loan losses methodology related to declines in COVID-19 cases, hospitalizations, and deaths in our markets; and net recoveries during the first three months of 2022 partially offset by increases in our economic conditions qualitative factor due to inflation, supply chain bottlenecks, labor shortages in certain industries, and the war in Ukraine; by our changes in staff qualitative factor due to the addition of a new team and new market in the Piedmont Region of South Carolina in March 2022; and by loan growth.

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

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 to the Consolidated Financial Statements). The annualized weighted average loss ratios over the last 36 months for loans classified as substandard, special mention and pass have been approximately 0.21%, 0.03% and 0.00%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, our net charge-offs have experienced a modest net recovery. We currently believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle; however, the COVID-19 pandemic and the government and economic responses thereto may materially affect the risk within our loan portfolios.

We have a significant portion of our loan portfolio with real estate as the underlying collateral. At December 31, 2021 and December 31, 2021, approximately 90.7% and 90.9%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

The non-performing asset ratio was 0.09% of total assets with the nominal level of $1.5 million in non-performing assets at March 31, 2022 compared to 0.09% and $1.4 million at December 31, 2021. Non-accrual loans declined to $148 thousand at March 31, 2022 from $250 thousand at December 31, 2021. Accruing loans past due 90 days or more increased to $174 thousand at March 31, 2022 from none at December 31, 2021. Loans past due 30 days or more represented 0.07% of the loan portfolio at March 31, 2022 compared to 0.03% at December 31, 2021.  The ratio of classified loans plus OREO and repossessed assets declined to 6.13% of total bank regulatory risk-based capital at March 31, 2022 from 6.27% at December 31, 2021.

There were eight loans totaling $322 thousand (0.04% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at March 31, 2022. Five of these loans totaling $148 thousand were on non-accrual status. The largest loan included on non-accrual status is in the amount of $96 thousand. The average balance of the remaining four loans on non-accrual status is approximately $13 thousand with a range between $2 and $39 thousand, and the majority of these loans are secured by first mortgage liens. The remaining three loans totaling $174 thousand were loans past due 90 days and still accruing. The largest loan included in loans past due 90 days and still accruing was a home equity loan totaling $170 thousand. Furthermore, we had $1.4 million in accruing trouble debt restructurings, or TDRs, at March 31, 2022 compared to $1.4 million at December 31, 2021. We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. Nonaccrual loans and accruing TDRs are considered impaired. At March 31, 2022, we had seven impaired loans totaling $1.5 million compared to 10 impaired loans totaling $1.7 million at December 31, 2021. These loans were measured for impairment under the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. At March 31, 2022, we had loans totaling $479 thousand that were delinquent 30 days to 89 days representing 0.05% of total loans compared to $235 thousand or 0.03% of total loans at December 31, 2021.

Beginning in March 2020, the Company proactively offered payment deferrals for up to 90 days to its loan customers regardless of the impact of the pandemic on their business or personal finances.  As a result of payments being resumed at the conclusion of their payment deferral period, loans in which payments were being deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, to $16.1 million at December 31, 2020, to $8.7 million at March 31, 2021, $4.5 million at June 30, 2021, $4.1 million at September 30, 2021, $0 at December 31, 2021 and March 31, 2022. Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans and given the ongoing and uncertain impact of the COVID-19 pandemic, we will continue to monitor our loan portfolio for potential risks.

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Average loans outstanding (excluding loans held-for-sale)	$867,216	$854,304
Loans outstanding at period end (excluding loans held-for-sale)	$875,797	$869,066
Non-performing assets:
Nonaccrual loans	$148	$4,521
Loans 90 days past due still accruing	174	1,070
Foreclosed real estate	1,146	—
Repossessed-other	—	7
Total non-performing assets	$1,468	$5,598

Beginning balance of allowance	$11,179	$10,389
Loans charged-off:
Commercial	—	—
Real Estate - Construction	—	—
Real Estate Mortgage - Residential	—	—
Real Estate Mortgage - Commercial	—	—
Consumer - Home Equity	—	—
Consumer - Other	14	25
Total loans charged-off	14	25
Recoveries:
Commercial	11	1
Real Estate - Construction	—	—
Real Estate Mortgage - Residential	—	—
Real Estate Mortgage - Commercial	6	4
Consumer - Home Equity	3	1
Consumer - Other	3	16
Total recoveries	23	22
Net loan charge offs	9	3
Provision for loan losses	(125)	177
Balance at period end	$11,063	$10,563

Net charge offs to average loans (annualized)	0.00%	0.00%
Allowance as percent of total loans	1.26%	1.22%
Non-performing assets as % of total assets	0.09%	0.38%
Allowance as % of non-performing loans	3,435.71%	233.28%
Nonaccrual loans as % of total loans	0.02%	0.52%
Allowance as % of nonaccrual loans	7,475.00%	233.64%
33

The following table details net charge-offs to average loans outstanding by loan category for the three months ended March 31,

	Three Months Ended March 31,
	2022			2021
	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off Ratio	Net Charge- Offs (Recoveries)	Average Loans HFI	Net Charge-Off Ratio
Commercial, financial & agricultural	(11)	71,149	-0.02%	(1)	102,860	0.00%
Real estate:
Construction	—	96,824	0.00%	—	97,471	0.00%
Mortgage-residential	—	44,695	0.00%	—	41,925	0.00%
Mortgage-commercial	(6)	619,680	0.00%	(4)	577,739	0.00%
Consumer:
Home Equity	(3)	26,716	-0.01%	(1)	26,190	0.00%
Other	11	8,152	0.15%	9	8,119	0.11%
Total:	(9)	867,216	0.00%	3	854,304	0.00%

(1)	Average loans exclude loans held for sale

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	March 31, 2022		December 31, 2021
		% of allowance in		% of allowance in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$849	7.7%	$853	7.6%
Real Estate – Construction	91	0.8%	113	1.0%
Real Estate Mortgage:
Residential	513	4.6%	560	5.0%
Commercial	8,508	76.9%	8,570	76.7%
Consumer:
Home Equity	331	3.0%	333	3.0%
Other	150	1.4%	126	1.1%
Unallocated	621	5.6%	624	5.6%
Total	$11,063	100.0%	$11,179	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended March 31, 2022 was $3.4 million compared to $3.3 million during the same period in 2021. Deposit service charges increased $19 thousand to $265 thousand during the three months ended March 31, 2022 from $246 thousand during the same period in 2021 primarily due to higher non-sufficient funds and overdraft fees. Mortgage banking income declined by $151 thousand to $839 thousand during the three months ended March 31, 2022 from $990 thousand during the same period in 2021. Mortgage production during the three months ended March 31, 2022 was $30.0 million compared to $42.7 million during the same period in 2021 while the gain on sale margin increased to 2.80% during the three months ended March 31, 2022 from 2.32% during the same period in 2021. The reduction in mortgage production was primarily due to low levels of home inventories and a higher interest rate environment. With the headwinds of low housing inventories and rising interest rates, we are exploring additional mortgage products to help offset anticipated mortgage production challenges. These additional products may include 5/1, 7/1, and 10/1 adjustable rate mortgage (ARM) loans that are originated for our loans held-for-investment portfolio. Investment advisory fees increased $321 thousand to $1.2 million during the three months ended March 31, 2022 from $877 thousand during the same period in 2021. Total assets under management increased to $632.8 million at March 31, 2022 compared to $519.3 million at March 31, 2021. Management continues to focus on both the mortgage banking income as well as the investment advisory fees and commissions. Gain on sale of other assets was zero during the three months ended March 31, 2022 compared to $77 thousand during the same period in 2021.

Non-interest income, other declined $34 thousand during the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a decline in other non-recurring income of $96 thousand partially offset by increases in ATM/debit card income of $28 thousand, income on bank owned life insurance of $12 thousand, rental income of $11 thousand, and wire transfer fees of $8 thousand. The reduction in other non-recurring income was related to the collection of a $100 thousand summary judgment related to a loan charged off at a bank, which we subsequently acquired, during the three months ended March 31, 2021. We recorded $4 thousand in other non-recurring income related to a gain on insurance proceeds during the three months ended March 31, 2022.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Three months ended March 31,
	2022	2021
ATM debit card income	$656	$628
Income on bank owned life insurance	179	167
Rental income	81	70
Other service fee and safe deposit box fees	60	62
Wire transfer fees	34	26
Other	62	153
Total	$1,072	$1,106

Non-interest expense increased $414 thousand during the three months ended March 31, 2022 to $10.0 million compared to $9.5 million during the same period in 2021. The $414 thousand increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $155 thousand, increased equipment expense of $57 thousand, increased other real estate expense of $18 thousand, increased ATM/debit card and data processing expense of $150 thousand, increased travel, meals, and entertainment expense of $28 thousand, increased courier expense of $25 thousand, and increased fraud expense of $108 thousand partially offset by lower occupancy expense of $25 thousand, lower marketing and public relations expense of $35 thousand, lower FDIC assessment of $39 thousand, and lower amortization of intangibles of $18 thousand.

•	Salary and benefit expense increased $155 thousand to $6.1 million during the three months ended March 31, 2022 from $6.0 million during the same period in 2021. This increase is primarily a result of normal salary adjustments, financial planning and investment advisory commissions, and the addition of four employees in our new loan production office in the Piedmont Region of South Carolina partially offset by lower mortgage commissions and open positions. We had 251 full time equivalent employees at March 31, 2022 compared to 243 at March 31, 2021.
•	Occupancy expense declined $25 thousand to $705 thousand during the three months ended March 31, 2022 compared to $730 thousand during the same period in 2021 primarily related to lower bank premises taxes due to the sale of two bank owned properties in 2021 and to lower maintenance expense as the result of some 2020 maintenance expenses being performed in 2021 due to the COVID-19 Pandemic.
•	Equipment expense increased $57 thousand to $332 thousand during the three months ended March 31, 2022 compared to $275 thousand during the same period in 2021 primarily due to increases in ATM and security monitoring and service agreements.
•	Marketing and public relations expense declined $35 thousand to $361 thousand during the three months ended March 31, 2022 compared to $396 thousand during the same period in 2021 due to the timing of planned media campaigns.
•	FDIC assessments declined $39 thousand to $130 thousand during the three months ended March 31, 2022 compared to $169 thousand during the same period in 2021 due to a reduction in our FDIC assessment rate.
•	Other real estate expenses increased $18 thousand to $47 thousand during the three months ended March 31, 2022 compared to $29 thousand during the same period in 2021 due to a $19 thousand write-down on one property during the three months ended March 31, 2022.
•	Amortization of intangibles declined $18 thousand to $39 thousand during the three months ended March 31, 2022 compared to $57 thousand during the same period in 2021.
•	Other expense increased $301 thousand to $2.2 million during the three months ended March 31, 2022 compared to $1.9 million during the same period in 2021.
o	ATM/debit card and data processing expense increased $150 thousand primarily due to higher ATM debit card customer activity, core processing system expenses, and enhanced technology solutions.
o	Fraud expense increased $108 thousand related to an isolated fraud incident.
o	Travel, meals, and entertainment increased $28 thousand due to more in-person meetings from eased COVID-19 restrictions.
o	Courier expense increased $25 thousand due to higher fuel costs.
35

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Three months ended
	March 31,
	2022	2021
ATM/debit card and data processing*	$1,006	$856
Telephone	80	89
Correspondent services	71	70
Insurance	85	79
Legal and professional fees	258	263
Investment advisory fees	114	113
Director fees	78	95
Shareholder expense	50	49
Dues	42	40
Loan closing costs/fees	36	50
Other	401	215
	$2,221	$1,920

*Data processing includes core processing, bill payment, online banking, remote deposit capture and postage costs for printing and mailing customer notices and statements

Income Tax Expense

We incurred income tax expense of $789 thousand and $891 thousand for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rate was 18.4% and 21.5% for the three months ended March 31, 2022 and 2021, respectively. The reduction in the effective tax rate was primarily due to a $153 thousand non-recurring reduction to income tax expense during the three months ended March 31, 2022.

Financial Position

Assets totaled $1.7 billion at March 31, 2022 and $1.6 billion at December 31, 2021. Loans (excluding loans held-for-sale) increased $12.1 million to $875.8 million at March 31, 2022 from $863.7 million at December 31, 2021.

Total loan production excluding PPP loans and a PPP related credit facility was $55.3 million during the three months ended March 31, 2022 compared to $40.2 million during the same period in 2021. Loans held-for-sale increased to $12.1 million at March 31, 2022 from $7.1 million at March 31, 2021. Mortgage production was $30.0 million during the three months ended March 31, 2022 compared to $42.7 million during the same period in 2021. The loan-to-deposit ratio (including loans held-for-sale) at March 31, 2022 and December 31, 2021 was 62.1% and 64.0%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at March 31, 2022 and December 31, 2021 was 61.2% and 63.5%, respectively. Investment securities increased to $579.7 million at March 31, 2022 from $566.6 million at December 31, 2021. Other short-term investments increased to $68.2 million at March 31, 2022 from $47.0 million at December 31, 2021. The increases in investments and other short-term investments are primarily due to organic deposit growth and excess liquidity from customer’s PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic.

Non-PPP loans increased $13.3 million to $875.5 million at March 31, 2022 from $862.2 million at December 31, 2021. PPP loans declined $1.2 million to $269 thousand at March 31, 2022 from $1.5 million at December 31, 2021. During 2020 and 2021, we originated 1,417 PPP loans totaling $88.5 million, which includes 843 PPP loans totaling $51.2 million originated in 2020 and 574 PPP loans totaling $37.3 million originated in 2021. Furthermore, during 2020, we facilitated the origination of 111 PPP loans totaling $31.2 million for our customers through a third party prior to establishing our own PPP platform. As of March 31, 2022, 1,412 PPP loans totaling $88.2 million (841 PPP loans totaling $51.2 million originated in 2020 and 571 PPP loans totaling $37.0 million originated in 2021) were forgiven through the SBA PPP forgiveness process.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(Dollars in thousands)	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Commercial, financial & agricultural	$70,565	8.1%	$69,952	8.1%
Real estate:
Construction	96,419	11.0%	94,969	11.0%
Mortgage – residential	42,675	4.9%	45,498	5.3%
Mortgage – commercial	627,621	71.7%	617,464	71.5%
Consumer:
Home Equity	27,712	3.2%	27,116	3.1%
Other	10,805	1.1%	8,703	1.0%
Total gross loans	875,797	100.0%	863,702	100.0%
Allowance for loan losses	(11,063)		(11,179)
Total net loans	$864,734		$852,523

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

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at March 31, 2022.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	March 31, 2022
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen years	Over Fifteen Years	Total
Commercial, financial and agricultural	$7,462	$33,573	$29,530	$0	$70,565
Real estate:
Construction	23,211	39,520	33,169	519	96,419
Mortgage-residential	3,589	14,230	3,726	21,130	42,675
Mortgage-commercial	54,638	266,363	301,657	4,963	627,621
Consumer:
Home equity	2,020	4,487	21,205	0	27,712
Other	1,927	8,085	421	372	10,805
Total	$92,847	$366,258	$389,708	$26,984	$875,797

Loans maturing after one year with:

Variable Rate	$96,095
Fixed Rate	686,854
$782,949

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities Maturity Distribution and Yields

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at March 31, 2022:

(In thousands)	Within One Year		Over One Year and less than Five		Over Five Years and less than Ten		Over Ten years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—	$44,662	1.67%	15,743	1.21%	$—	—
Government sponsored enterprises	2,499	0.58%	—	—	—	—	—	—
Small Business Administration pools	839	0.84%	22,183	1.84%	2,959	1.04%	2,131	2.11%
Mortgage-backed securities	13,619	1.99%	120,736	1.09%	183,676	1.66%	73,244	1.06%
State and local government	3,316	1.79%	18,177	2.92%	80,132	2.32%	4,132	3.18%
Corporate and other securities	—	—	5,778	3.85%	2,984	4.19%	9	3.70%
Total investment securities available-for-sale	$20,273	1.74%	$211,536	1.52%	$285,494	1.85%	$79,516	1.20%

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at December 31, 2021:

(In thousands)	Within One Year		Over One Year and less than Five		Over Five Years and less than Ten		Over Ten years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—	$—	—	$15,736	1.21%	$—	—
Government sponsored enterprises	2,499	0.58%	—	—	—	—	—	—
Small Business Administration pools	466	1.90%	22,398	1.84%	5,613	2.27%	2,359	1.87%
Mortgage-backed securities	12,828	2.04%	129,221	1.31%	135,147	1.65%	120,931	1.08%
State and local government	4,244	1.35%	18,667	2.99%	78,435	2.33%	4,123	3.18%
Corporate and other securities	—	—	5,029	3.82%	2,984	4.18%	9	3.70%
Total investment securities available-for-sale	$20,037	1.71%	$175,315	1.63%	$237,915	1.89%	$127,422	1.16%
38

Deposits increased $69.5 million to $1.4 billion at March 31, 2022 compared to $1.4 billion at December 31, 2021.  Our pure deposits, which are defined as total deposits less certificates of deposits, increased $69.7 million to $1.3 billion at March 31, 2022 from $1.2 billion at December 31, 2021.  We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. We had no brokered deposits and no listing services deposits at March 31, 2022.  Our securities sold under agreements to repurchase, which are related to our customer cash management accounts, increased $13.9 million to $68.1 million at March 31, 2022 from $54.2 million at December 31, 2021.

The following table sets forth the deposits by category:

	March 31,		December 31,
	2022		2021
		% of		% of
(In thousands)	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$467,265	32.7%	$444,688	32.7%
Interest bearing checking accounts	354,537	24.8%	331,638	24.4%
Money market accounts	304,395	21.3%	287,419	21.1%
Savings accounts	150,849	10.5%	143,765	10.6%
Time deposits less than $100,000	73,526	5.1%	74,489	5.5%
Time deposits more than $100,000	80,176	5.6%	79,792	5.8%
	$1,430,748	100.0%	$1,361,291	100.0%

Maturities of Certificates of Deposit and Other Time Deposit of $250,000 or More

At March 31, 2022, time deposits in excess of the FDIC insurance limit were as follows:

	March 31, 2022
	Within Three	After Three Through	After Six Through	After Twelve
(In thousands)	Months	Six Months	Twelve Months	Months	Total
Time deposits of $250,000 or more	$5,896	$5,645	$13,112	$4,796	$29,449

Total uninsured deposits amounted to $430.6 million and $392.2 million at March 31, 2022 and December 31, 2021, respectively.

At December 31, 2021, time deposits in excess of the FDIC insurance limit were as follows:

	December 31, 2021
	Within Three	After Three Through	After Six Through	After Twelve
(In thousands)	Months	Six Months	Twelve Months	Months	Total
Time deposits of $250,000 or more	$5,836	$5,899	$4,208	$11,955	$27,898

Total shareholders’ equity declined $15.6 million, or 11.1%, to $125.4 million at March 31, 2022 from $141.0 million at December 31, 2021. The $15.6 million decline was due to an $18.3 million reduction in accumulated other comprehensive income (loss) partially offset by a $2.5 million increase in retention of earnings less dividends paid, a $0.1 million increase due to employee and director stock awards, and a $0.1 million increase due to dividend reinvestment plan (DRIP) purchases. The decline in accumulated other comprehensive income was due to an increase in market interest rates, which negatively impacted the fair value of our investment securities portfolio. On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2021 Repurchase Plan”), which represented approximately 5% of our 7,559,760 shares outstanding as of March 31, 2022. No repurchases were made under the 2021 Repurchase Plan prior to its expiration at the market close on March 31, 2022. On April 20, 2022, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2022 Repurchase Plan”), which represented approximately 5% of our 7,559,760 shares outstanding as of March 31, 2022. The 2022 Repurchase Plan expires at the market close on December 31, 2023.

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at March 31, 2022 and December 31, 2021 over the subsequent 12 months. At March 31, 2022 and December 31, 2021, we are asset sensitive. As a result, our modeling reflects an increase in net interest income in a rising interest rate environment and a reduction in net interest income in a declining interest rate environment. In a declining rate environment, the decline in net interest income is primarily due to the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	March 31, 2022	December 31, 2021
+200bp	+2.52%	+3.04%
+100bp	+1.36%	+2.12%
Flat	—	—
-100bp	-2.04%	-5.12%
-200bp	-7.53%	-9.81%

During the second 12-month period after 100 basis point and 200 basis point simultaneous and parallel increases in interest rates along the entire yield curve, our net interest income is projected to increase 5.96% and 11.89%, respectively, at March 31, 2022 compared to 7.82% and 15.00%, respectively, at December 31, 2021.

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At March 31, 2022 and December 31, 2021, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 6.64% and 9.73%, respectively. The PVE exposure in a down 100 basis point decrease was estimated to be (6.34)% at March 31, 2022 compared to (9.86)% at December 31, 2021.

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

We had no brokered deposits and no listing services deposits at March 31, 2022. We believe that we have ample liquidity to meet the needs of our customers through our low cost deposits, our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, and our ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.   Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank. Shareholders’ equity declined to 7.6% of total assets at March 31, 2022 from 8.9% at December 31, 2021 due to total asset growth of $67.8 million compared to total shareholders’ equity decline of $15.6 million. The growth in total assets was primarily due to excess liquidity from customer’s PPP loans, other stimulus funds related to the COVID-19 pandemic, organic deposit growth, and loan growth. The $15.6 million decline in shareholders’ equity was due to an $18.3 million reduction in accumulated other comprehensive income (loss) partially offset by a $2.5 million increase in retention of earnings less dividends paid, a $0.1 million increase due to employee and director stock awards, and a $0.1 million increase due to dividend reinvestment plan (DRIP) purchases. The Bank maintains federal funds purchased lines in the total amount of $60.0 million with two financial institutions, although these were not utilized at March 31, 2022, and $10 million through the Federal Reserve Discount Window. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2022, we had issued commitments to extend unused credit of $137.7 million, including $42.7 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2021, we had issued commitments to extend unused credit of $137.4 million, including $42.9 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We regularly review our liquidity position and have implemented internal policies establishing guidelines for sources of asset-based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. Although uncertain, we may encounter stress on liquidity management as a direct result of the COVID-19 pandemic and the Bank’s prior participation in the PPP as a participating lender. We had PPP loans totaling $269 thousand at March 31, 2022 compared to $1.5 million at December 31, 2021. As customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit.

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

 As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of March 31, 2022, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

Dollars in thousands		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
March 31, 2022
Leverage Ratio	8.43%	5.00%	4.00%	$55,152	$71,233
Common Equity Tier 1 Capital Ratio	13.89%	6.50%	4.50%	72,135	91,649
Tier 1 Capital Ratio	13.89%	8.00%	6.00%	57,500	77,014
Total Capital Ratio	15.03%	10.00%	8.00%	49,049	68,563
December 31, 2021
Leverage Ratio	8.45%	5.00%	4.00%	$54,297	$70,021
Common Equity Tier 1 Capital Ratio	13.97%	6.50%	4.50%	71,086	90,111
Tier 1 Capital Ratio	13.97%	8.00%	6.00%	56,817	75,843
Total Capital Ratio	15.15%	10.00%	8.00%	48,971	67,996
43

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.43%, 13.89% and 15.03%, respectively, at March 31, 2022 as compared to 8.45%, 13.97%, and 15.15%, respectively, at December 31, 2021. The Bank’s Common Equity Tier 1 ratio at March 31, 2022 was 13.89% and at December 31, 2021 was 13.97%. Under the Basel III rules, we anticipate that the Bank will remain a well capitalized institution for at least the next 12 months.   Furthermore, based on our strong capital, conservative underwriting, and internal stress testing, we believe that we will have access to adequate capital to support the long-term operations of the Bank. However, the Bank’s reported and regulatory capital ratios could be adversely impacted by future credit losses related to the COVID-19 pandemic and or an economic recession.

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the first quarter of 2022 of $0.13 per common share.  This dividend is payable on May 17, 2022 to shareholders of record of our common stock as of May 3, 2022.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans
PPP loans	$609	$45	29.97%	$55,540	$684	4.99%
Non-PPP loans	875,740	8,958	4.15%	830,839	8,767	4.28%
Total Loans	876,349	9,003	4.17%	886,379	9,451	4.32%
Non-taxable securities	52,644	380	2.93%	55,278	389	2.85%
Taxable securities	519,187	1,779	1.39%	318,062	1,345	1.71%
Int bearing deposits in other banks	67,179	33	0.20%	78,594	33	0.17%
Fed funds sold	15	—	0.00%	740	—	0.00%
Total earning assets	1,515,374	11,195	3.00%	1,339,053	11,218	3.40%
Cash and due from banks	28,511			18,429
Premises and equipment	32,722			34,551
Goodwill and other intangibles	15,536			15,726
Other assets	41,348			37,924
Allowance for loan losses	(11,226)			(10,424)
Total assets	$1,622,265			$1,435,259

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$331,772	$45	0.06%	$277,476	$58	0.08%
Money market accounts	295,536	112	0.15%	254,412	141	0.22%
Savings deposits	145,340	20	0.06%	125,981	19	0.06%
Time deposits	152,884	156	0.41%	160,321	301	0.76%
Fed funds purchased	—	—	NA	—	—	NA
Securities sold under agreements to repurchase	82,553	25	0.12%	63,302	28	0.18%
Other short-term debt	—	—	NA	—	—	NA
Other long-term debt	14,964	104	2.82%	14,964	104	2.82%
Total interest-bearing liabilities	1,023,049	462	0.18%	896,456	651	0.29%
Demand deposits	449,281			389,891
Other liabilities	12,690			13,332
Shareholders’ equity	137,245			135,580
Total liabilities and shareholders’ equity	$1,622,265			$1,435,259

Cost of deposits, including demand deposits			0.10%			0.17%
Cost of funds, including demand deposits			0.13%			0.21%
Net interest spread			2.82%			3.11%
Net interest income/margin		$10,733	2.87%		$10,567	3.20%
Net interest income/margin (tax equivalent)		$10,864	2.91%		$10,675	3.23%

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Three Months Ended March 31,
	2022 versus 2021
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$(106)	$(342)	$(448)
Non-taxable securities	(19)	10	(9)
Taxable securities	726	(292)	434
Interest bearing deposits in other banks	(5)	5	—
Total interest income	596	(619)	(23)

Interest expense:
Interest-bearing transaction accounts	10	(23)	(13)
Money market accounts	20	(49)	(29)
Savings deposits	3	(2)	1
Time deposits	(13)	(132)	(145)
Securities sold under agreements to repurchase	7	(10)	(3)
Total interest expense	27	(216)	(189)
Total net interest income	$569	$(403)	$166

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -

OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against us which we believe, if determined adversely, would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Statement Regarding Forward-Looking Statements” set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, during the three months period ended March 31, 2022, we credited an aggregate of 2,983 deferred stock units to accounts for directors who elected to defer monthly fees. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.
(b)	Not Applicable.
(c)	No share repurchases were made during the three months ended March 31, 2022; however, 2,065 shares were withheld to satisfy tax withholding obligations applicable to the vesting of restricted stock. On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2021 Repurchase Plan”), which represented approximately 5% of our 7,559,760 shares outstanding as of March 31, 2022. The 2021 Repurchase Plan expired at the market close on March 31, 2022.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 22, 2019).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language; (i) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: May 11, 2022	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
49