Form 10-Q
period 2022-06-30
FIRST COMMUNITY CORP /SC/
filed 2022-08-10
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 10, 2022, 7,566,633 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
(Dollars in thousands, except par values)	2022	December 31,
	(Unaudited)	2021
ASSETS
Cash and due from banks	$27,485	$21,973
Interest-bearing bank balances	76,918	47,049
Investment securities held-to-maturity, fair value of $229,198 and $0 at June 30, 2022 and December 31, 2021, respectively	233,730	—
Investment securities available-for-sale	337,254	564,839
Other investments, at cost	1,929	1,785
Loans held-for-sale	4,533	7,120
Loans held-for-investment	916,332	863,702
Less, allowance for loan losses	11,220	11,179
Net loans held-for-investment	905,112	852,523
Property and equipment - net	32,251	32,831
Lease right-of-use asset	2,972	2,842
Bank owned life insurance	29,589	29,231
Other real estate owned	984	1,165
Intangible assets	840	919
Goodwill	14,637	14,637
Other assets	16,590	7,594
Total assets	$1,684,824	$1,584,508
LIABILITIES
Deposits:
Non-interest bearing	$476,024	$444,688
Interest bearing	992,951	916,603
Total deposits	1,468,975	1,361,291
Securities sold under agreements to repurchase	71,800	54,216
Junior subordinated debt	14,964	14,964
Lease liability	3,096	2,950
Other liabilities	8,397	10,089
Total liabilities	1,567,232	1,443,510
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,566,633 at June 30, 2022 7,548,638 at December 31, 2021	7,567	7,549
Nonvested restricted stock and stock units	1,093	(294)
Additional paid in capital	92,487	92,139
Retained earnings	42,988	38,325
Accumulated other comprehensive income (loss)	(26,543)	3,279
Total shareholders’ equity	117,592	140,998
Total liabilities and shareholders’ equity	$1,684,824	$1,584,508

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Six Months ended June 30,
	2022	2021
Interest and dividend income:
Loans, including fees	$18,307	$19,191
Investment securities - taxable	3,453	2,852
Investment securities - non taxable	755	776
Other short term investments and CD’s	193	63
Total interest income	22,708	22,882
Interest expense:
Deposits	642	967
Securities sold under agreement to repurchase	47	47
Other borrowed money	235	209
Total interest expense	924	1,223
Net interest income	21,784	21,659
Provision for (release of) loan losses	(195)	345
Net interest income after provision for (release of) loan losses	21,979	21,314
Non-interest income:
Deposit service charges	527	458
Mortgage banking income	1,320	2,133
Investment advisory fees and non-deposit commissions	2,393	1,834
Gain (loss) on sale of other assets	(45)	77
Other	2,188	2,212
Total non-interest income	6,383	6,714
Non-interest expense:
Salaries and employee benefits	12,294	11,912
Occupancy	1,491	1,464
Equipment	661	613
Marketing and public relations	807	709
FDIC Insurance assessments	235	315
Other real estate expense	76	84
Amortization of intangibles	79	109
Other	4,499	4,212
Total non-interest expense	20,142	19,418
Net income before tax	8,220	8,610
Income tax expense	1,601	1,812
Net income	$6,619	$6,798

Basic earnings per common share	$0.88	$0.91
Diluted earnings per common share	$0.87	$0.90
2

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended June 30,
	2022	2021
Interest and dividend income:
Loans, including fees	$9,304	$9,741
Investment securities - taxable	1,674	1,507
Investment securities - non taxable	375	387
Other short term investments and CD’s	160	29
Total interest income	11,513	11,664
Interest expense:
Deposits	309	448
Securities sold under agreement to repurchase	22	19
Other borrowed money	131	105
Total interest expense	462	572
Net interest income	11,051	11,092
Provision for (release of) loan losses	(70)	168
Net interest income after provision for (release of) loan losses	11,121	10,924
Non-interest income:
Deposit service charges	262	212
Mortgage banking income	481	1,143
Investment advisory fees and non-deposit commissions	1,195	957
Gain (loss) on sale of other assets	(45)	—
Other	1,116	1,106
Total non-interest income	3,009	3,418
Non-interest expense:
Salaries and employee benefits	6,175	5,948
Occupancy	786	734
Equipment	329	338
Marketing and public relations	446	313
FDIC Insurance assessments	105	146
Other real estate expense	29	55
Amortization of intangibles	40	52
Other	2,278	2,292
Total non-interest expense	10,188	9,878
Net income before tax	3,942	4,464
Income tax expense	812	921
Net income	$3,130	$3,543

Basic earnings per common share	$0.42	$0.47
Diluted earnings per common share	$0.41	$0.47

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2022	2021

Net income	$6,619	$6,798

Other comprehensive income:

Unrealized loss during the period on available-for-sale securities, net of tax benefit of $4,447 and $1,021, respectively	(16,730)	(3,841)

Unrealized loss during the period on available-for-sale securities transferred to held-to-maturity, net of tax benefit of $3,508 and $0, respectively.	(13,198)	—

Reclassification adjustment for amortization on unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $28 and $0 respectively.	106	—

Other comprehensive loss	(29,822)	(3,841)

Comprehensive income (loss)	$(23,203)	$2,957

(Dollars in thousands)	Three months ended June 30,
	2022	2021

Net income	$3,130	$3,543

Other comprehensive income:

Unrealized gain during the period on available-for-sale securities, net of tax expense of $414 and $616, respectively	1,558	2,320

Unrealized loss during the period on available-for-sale securities transferred to held-to-maturity, net of tax benefit of $3,508 and $0, respectively.	(13,198)	—

Reclassification adjustment for amortization on unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $28 and $0 respectively.	106	—

Other comprehensive income (loss)	(11,534)	2,320

Comprehensive income (loss)	$(8,404)	$5,863

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2022 and 2021

(Unaudited)

				Nonvested		Accumulated
	Common		Additional	Restricted		Other
(Dollars and shares in thousands)	Shares	Common	Paid-in	Stock and	Retained	Comprehensive
	Issued	Stock	Capital	Stock Units	Earnings	Income (loss)	Total
Balance, December 31, 2021	7,549	$7,549	$92,139	$(294)	$38,325	$3,279	$140,998
Net income					6,619		6,619
Other comprehensive loss net of tax benefit of $7,927						(29,822)	(29,822)
Issuance of common stock	1	1	27				28
Issuance of restricted stock	9	9	190	(199)			—
Amortization of compensation on restricted stock				168			168
Stock units granted				1,418			1,418
Shares forfeited	(2)	(2)	(40)				(42)
Dividends: Common ($0.26 per share)					(1,956)		(1,956)
Dividend reinvestment plan	10	10	171				181
Balance, June 30, 2022	7,567	$7,567	$92,487	$1,093	$42,988	$(26,543)	$117,592

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars and shares in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2020	7,500	$7,500	$91,380	$(283)	$26,453	$11,287	$136,337
Net income					6,798		6,798
Other comprehensive loss net of tax benefit of $1,021						(3,841)	(3,841)
Issuance of common stock	12	12	124				136
Issuance of restricted stock	21	21	353	(374)			—
Amortization of compensation on restricted stock				177			177
Shares forfeited	(4)	(4)	(66)				(70
Dividends: Common ($0.24 per share)					(1,794)		(1,794)
Dividend reinvestment plan	11	11	173				184
Balance, June 30, 2021	7,540	$7,540	$91,964	$(480)	$31,457	$7,446	$137,927

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Nonvested		Accumulated
	Common		Additional	Restricted		Other
(Dollars in thousands)	Shares	Common	Paid-in	Stock and	Retained	Comprehensive
	Issued	Stock	Capital	Stock Units	Earnings	Income (loss)	Total
Balance, December 31, 2021	7,549	$7,549	$92,139	$(294)	$38,325	$3,279	$140,998
Net income					3,489		3,489
Other comprehensive loss net of tax benefit of $4,862						(18,288)	(18,288)
Issuance of common stock	1	1	27				28
Issuance of restricted stock	7	7	147	(154)			—
Amortization of compensation on restricted stock				79			79
Shares forfeited	(2)	(2)	(40)				(42)
Dividends: Common ($0.13 per share)					(977)		(977)
Dividend reinvestment plan	5	5	88				93
Balance, March 31, 2022	7,560	$7,560	$92,361	$(369)	$40,837	$(15,009)	$125,380
Net income					3,130		3,130
Other comprehensive income net of tax benefit of $3,066						(11,534)	(11,534)
Issuance of restricted stock	2	2	43	(45)			—
Amortization of compensation on restricted stock				89			89
Stock units				1,418			1,418
Dividends: Common ($0.13 per share)					(979)		(979)
Dividend reinvestment plan	5	5	83				88
Balance, June 30, 2022	7,567	$7,567	$92,487	$1,093	$42,988	$(26,543)	$117,592

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

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$6,619	$6,798
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	855	853
Net amortization of premium on investment securities available for sale	1,613	1,089
Net amortization of premium on investment securities held-to-maturity	78	—
(Release of) provision for loan losses	(195)	345
Write-downs of other real estate owned	19	33
Origination of loans held-for-sale	(44,683)	(76,404)
Sale of loans held-for-sale	47,270	110,008
(Gain) Loss on sale of other real estate owned	45	(77)
Amortization of intangibles	79	109
Accretion on acquired loans	(25)	(64)
(Gain) Loss on fair value of securities	1	(2)
(Increase) decrease in other assets	(1,422)	786
Increase (decrease) in other liabilities	(1,546)	(2,042)
Net cash (used in) provided by operating activities	8,708	41,432
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(81,692)	(139,458)
Purchase of investment securities held-to-maturity	(6,843)
Purchase of other investment securities	(144)	(20)
Maturity/call of investment securities available-for-sale	40,867	24,424
Maturity/call of investment securities held-to-maturity	1,947
Proceeds from sales of other investments	—	355
Increase in loans	(52,368)	(34,338)
Proceeds from sale of other real estate owned	117	201
Purchase of property and equipment	(300)	(277)
Net disposal of property and equipment	24	—
Net cash used in investing activities	(98,392)	(149,113)
Cash flows from financing activities:
Increase in deposit accounts	107,684	100,470
Increase in securities sold under agreements to repurchase	17,584	19,573
Shares retired / forfeited	(42)	(70)
Dividends paid: Common Stock	(1,956)	(1,794)
Restricted stock units granted	1,418	—
Proceeds from issuance of Common Stock	28	136
Change in non-vested restricted stock	168	177
Dividend reinvestment plan	181	184
Net cash provided by financing activities	125,065	118,676
Net increase in cash and cash equivalents	35,381	10,995
Cash and cash equivalents at beginning of period	69,022	64,992
Cash and cash equivalents at end of period	$104,403	$75,987
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,028	$2,396
Income taxes	$1,867	$2,837
Non-cash investing and financing activities:
Unrealized loss on securities available-for-sale, net of tax	$(16,730)	$(3,841)
Unrealized loss on securities held-to-maturity, net of tax	(13,092)
Transfer of investment securities available-for-sale to held-to-maturity	245,619	—
Transfer of loans to foreclosed property	$—	$145

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”), present fairly in all material respects the Company’s financial position at June 30, 2022 and December 31, 2021, the Company’s results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Risk and Uncertainties

The COVID-19 pandemic and variants of the virus continue to create disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its impact. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential or lasting impacts on our business, financial condition and results of operations remains uncertain and difficult to assess. Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The unprecedented and rapid spread of COVID-19 and its variants and their associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities have resulted and continue to result in volatility and disruption in financial markets.

In addition, due to the COVID-19 pandemic, market interest rates declined to historical lows and the reductions in interest rates, low interest rate environment, and the other effects of the COVID-19 pandemic had an adverse effect on our business, financial condition and results of operations. However, during 2022, market interest rates have started to increase. The Federal Open Market Committee (FOMC) made the following increases to the target range of federal funds during the first six months of 2022:

-	0.25% on March 16, 2022;
-	0.50% on May 4, 2022; and
-	0.75% on June 15, 2022.

The target range of federal funds was 1.50% - 1.75% at June 30, 2022 compared to 0.25% - 0.50% at March 31, 2022, and compared to 0.00% - 0.25% at December 31, 2021 and June 30, 2021. Changes in market interest rates can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity.

Note 2—Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price and per share data)

	Six months		Three months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Numerator (Net income available to common shareholders)	$6,619	$6,798	$3,130	$3,543
Denominator
Weighted average common shares outstanding for:
Basic shares	7,522	7,478	7,526	7,486
Dilutive securities:
Deferred compensation	31	28	29	29
Restricted stock – Treasury stock method	52	22	52	22
Diluted shares	7,605	7,528	7,607	7,537
Earnings per common share:
Basic	0.88	0.91	0.42	0.47
Diluted	0.87	0.90	0.41	0.47
The average market price used in calculating assumed number of shares	$20.25	$18.95	$19.50	$19.44

Reclassification of Stock Units

In June 2022, all of the Company’s stock units were reclassified from “Other liabilities” to “Nonvested restricted stock and stock units” and are included in “Nonvested restricted stock and restricted stock and stock units” on the Balance Sheet for all periods presented.

The table below shows the balance as of June 30, 2022 for each type of stock unit reclassified.

(Dollars in thousands)
Type of stock unit	Balance
Nonemployee Director deferred compensation stock units	1,201
Time-Based Restricted Stock Units	79
Performance-Based Restricted Stock Units	138
Total stock units reclassified	1,418

Non-Employee Director Deferred Compensation Plan

Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account as of the last day of such calendar quarter during which the compensation is earned and are included in dilutive securities in the table above. The non-employee director’s account balance is distributed by issuance of common stock within 30 days following such director’s separation from service from the board of directors. At June 30, 2022 and December 31, 2021, there were 90,446 and 85,765 units in the plan, respectively. The equity related to the plan at June 30, 2022 and December 31, 2021 amounted to $1.2 million and $1.1 million, respectively, and is included in “Nonvested restricted stock and stock units” on the balance sheet.

First Community Corporation 2011 Stock Incentive Plan

In 2011, the Company and its shareholders adopted a stock incentive plan whereby 350,000 shares were reserved for issuance by the Company upon the grant of stock options or restricted stock awards under the plan (the “2011 Plan”). The 2011 Plan provided for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from the date of grant. There were no stock options outstanding and exercisable at June 30, 2022, December 31, 2021 and June 30, 2021. The 2011 Plan expired on March 15, 2021 and no new awards may be granted under the 2011 Plan. However, any awards outstanding under the 2011 Plan will continue to be outstanding and governed by the provisions of the 2011 Plan.

Under the 2011 Plan, the employee restricted shares and units generally cliff vest over a three-year period and the non-employee director shares vest approximately one year after issuance. The unrecognized compensation cost at June 30, 2022 and December 31, 2021 for non-vested employee restricted shares amounted to $199.4 thousand and $293.9 thousand, respectively. The related compensation expense for restricted shares is expensed over the vesting period and was $44.2 thousand and $93.4 thousand for the three months ended June 30, 2022, and June 30, 2021, respectively. The related compensation expense for restricted shares was $94.5 thousand and $177.6 thousand for the six months ended June 30, 2022 and June 30, 2021, respectively. Each unit is convertible into one share of common stock at the time the unit vests. The related compensation cost for time-based units (“TRSUs”) is expensed over the vesting period and was $4.8 thousand and $8.3 thousand respectively, for the three months ended June 30, 2022 and June 30, 2021. The related compensation cost for TRSUs for the six months periods ended June 30, 2022 and June 30, 2021 was $11.9 thousand and $16.6 thousand, respectively. The unrecognized compensation cost for non-vested TRSUs at June 30, 2022 and December 31, 2021 was $44.6 thousand and $35.1 thousand, respectively.

Historically, the Company granted time-based equity awards that vested based on continued service. Beginning in 2021 and in addition to time-based equity awards, the Company began granting performance-based equity awards in the form of performance-based restricted stock units, with the target number of performance-based restricted stock units for the Company’s Chief Executive Officer and other executive officers representing 50% of total target equity awards. These performance-based restricted stock units cliff vest over three years and include conditions based on the following performance measures: total shareholder return, return on average equity, and non-performing assets. The Company granted 13,302 performance-based restricted stock units (“PRSUs”) with a fair value of $234.0 thousand during 2021. The related compensation cost for the PRSUs is expensed over the vesting period and was $19.5 thousand and $19.5 thousand, respectively, for the three months ended June 30, 2022 and June 30, 2021. The related compensation cost for PRSUs for the six months ended June 30, 2022 and June 30, 2021 were $39.0 thousand and $26.0 thousand, respectively. The unrecognized compensation expense related to the PRSUs was $104.0 thousand and $65.0 thousand at June 30, 2022 and December 31, 2021, respectively.

First Community Corporation 2021 Omnibus Equity Incentive Plan

In 2021, the Company and its shareholders adopted an omnibus equity incentive plan whereby 225,000 shares were reserved for issuance by the Company to help the company attract, retain and motivate directors, officers, employees, consultants and advisors of the Company and its subsidiaries (the “2021 Plan”). The 2021 Plan replaced the 2011 Plan. No awards were granted under the 2021 Plan as of June 30, 2021. During the six months ended June 30, 2022, the Company granted 7,358 restricted stock awards to Directors with a fair value of $154 thousand. The restricted stock awards will fully vest on January 1, 2023. During the six months ended June 30, 2022, the Company granted 2,201 restricted stock awards to officers with a fair value of $36.6 thousand and vesting periods ranging from one to three years. The related compensation expense for all restricted shares is expensed over the vesting period and was $48.0 thousand and $73.7 thousand for the three and six months ended June 30, 2022, respectively. At June 30, 2022 the unrecognized compensation cost for non-vested shares amounted to $125.9 thousand. During the six months ended June 30, 2022, the Company granted 11,738 TRSUs and 11,738 PRSUs with a total fair value of $245.7 thousand and $245.7 thousand, respectively. The related compensation cost for TRSUs and PRSUs is expensed over the vesting period and was $20.5 thousand and $20.5 thousand respectively, for the three months ended June 30, 2022. The related compensation cost for the six months ended June 30, 2022, was $34.1 thousand and $34.1 thousand, respectively. At June 30, 2022, the Company had 186,094 shares reserved for future grants under the 2021 Plan.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2022
US Treasury securities	$60,454	$—	$(3,131)	$57,323
Government Sponsored Enterprises	2,500	—	(311)	2,189
Mortgage-backed securities	256,725	29	(12,933)	243,821
Small Business Administration pools	25,830	148	(415)	25,563
State and local government		—	—	—
Corporate and other securities	8,773	47	(462)	8,358
	$354,282	$224	$(17,252)	$337,254

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2021
US Treasury securities	$15,736	$—	$300	$15,436
Government Sponsored Enterprises	2,499	2	—	2,501
Mortgage-backed securities	398,125	3,596	3,992	397,729
Small Business Administration pools	30,835	505	67	31,273
State and local government	105,469	4,918	539	109,848
Corporate and other securities	8,024	157	129	8,052
	$560,688	$9,178	$5,027	$564,839

HELD-TO-MATURITY:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2022
US Treasury securities	$—	$—	$—	$—
Government Sponsored Enterprises	—	—	—	—
Mortgage-backed securities	131,209	18	(2,698)	128,529
Small Business Administration pools	—	—	—	—
State and local government	102,521	12	(1,864)	100,669
Corporate and other securities	—	—	—	—
Total	$233,730	$30	$(4,562)	$229,198

There were no investment securities listed as held-to-maturity as of December 31, 2021.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held-to-maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $16.6 million ($13.1 million net of tax) at June 30, 2022.

During the six months ended June 30, 2022 and 2021, the Company did not receive any proceeds from the sale of investment securities available-for-sale. For the six months ended June 30, 2022, and 2021 there were no gross realized gains from the sale of investment securities available-for-sale and no gross realized losses.

At June 30, 2022, corporate and other securities available-for-sale included the following at fair value: corporate fixed-to-float bonds at $8.3 million, mutual funds at $10.7 thousand, and foreign debt of $10.0 thousand. As required by Accounting Standards Update (“ASU”) 2016-01-Financial Instruments-Overall (Subtopic 825-10), the Company measured its equity investments at fair value with changes in the fair value recognized through net income. For the six months ended June 30, 2022 and 2021, a $0.9 thousand loss and a $1.7 thousand gain were recognized on a mutual fund, respectively. At December 31, 2021, corporate and other securities available-for-sale included the following at fair value: corporate fixed-to-float bonds at $8.0 million, mutual fund at $11.6 thousand and foreign debt of $10.0 thousand. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $792.1 thousand and corporate stock in the amount of $1.0 million, and a venture capital fund in the amount of $136.7 thousand at June 30, 2022. The Company held $698.4 thousand of FHLB stock and $1.0 million in corporate stock, and a venture capital fund in the amount of $86.7 thousand at December 31, 2021.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2022 and December 31, 2021.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
June 30, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury Securities	$52,212	$2,364	$5,111	$767	$57,323	$3,131
Government Sponsored Enterprise	2,189	311	—	—	2,189	311
Mortgage-backed securities	136,130	7,569	87,525	5,364	223,655	12,933
Small Business Administration pools	11,738	367	2,488	48	14,226	415
State and local government	—	—	—	—	—	—
Corporate and other securities	3,413	344	882	118	4,295	462
Total	$205,682	$10,955	$96,006	$6,297	$301,688	$17,252
13

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2021	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury Securities	$14,479	$264	$958	$36	$15,437	$300
Mortgage-backed securities	200,238	3,156	48,570	836	248,808	3,992
Small Business Administration pools	7,232	67	—	—	7,232	67
State and local government	21,261	539	—	—	21,261	539
Corporate and other securities	3,621	129	—	—	3,621	129
Total	$246,831	$4,155	$49,528	$872	$296,359	$5,027

(Dollars in thousands)	Less than 12 months		12 months or more		Total
June 30, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-maturity securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury Securities	$—	$—	$—	$—	$—	$—
Government Sponsored Enterprise	—	—	—	—	—	—
Mortgage-backed securities	106,897	2,127	19,346	571	126,243	2,698
Small Business Administration pools	—	—	—	—	—	—
State and local government	94,196	1,783	2,621	81	96,817	1,864
Corporate and other securities	—	—	—	—	—	—
Total	$201,093	$3,910	$21,967	$652	$223,060	$4,562

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of 413.8 million and $429.0 million and approximate fair value of $397.9 million and $429.0 million at June 30, 2022 and December 31, 2021, respectively. The total amortized cost of $413.8 million and approximate fair value of $397.9 million includes $282.6 million amortized cost and $269.4 million fair value in available-for-sale and $131.2 million amortized cost and 128.5 million fair value in held-to-maturity at June 30, 2022. Unrealized losses on certain of these investments are not considered to be “other than temporary,” and the Company has the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSEs. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2022.

Non-agency Mortgage Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at June 30, 2022 with an amortized cost of $41.5 thousand and approximate fair value of $41.7 thousand. The Company held PLMBSs, including CMOs, at December 31, 2021 with an amortized cost of $48.2 thousand and approximate fair value of $46.4 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2022.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2022.

The following sets forth the amortized cost and fair value of investment securities at June 30, 2022 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale
June 30, 2022	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$6,832	$6,522
Due after one year through five years	175,177	169,707
Due after five years through ten years	147,310	137,015
Due after ten years	24,962	24,011
Total	$354,282	$337,254

	Held-to-maturity
June 30, 2022	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$12,393	$12,344
Due after one year through five years	67,028	65,640
Due after five years through ten years	117,800	115,672
Due after ten years	36,509	35,542
Total	$233,730	$229,198

Note 4—Loans

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $1.6 million and $1.4 million as of June 30, 2022 and December 31, 2021, respectively.

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Commercial, financial and agricultural	$69,989	$69,952
Real estate:
Construction	94,159	94,969
Mortgage-residential	46,767	45,498
Mortgage-commercial	662,779	617,464
Consumer:
Home equity	27,348	27,116
Other	15,290	8,703
Total loans, net of deferred loan fees and costs	$916,332	$863,702

Commercial, financial, and agricultural category includes $0.2 million and $1.5 million in PPP loans, net of deferred fees and costs, as of June 30, 2022 and December 31, 2021, respectively.

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended and six months June 30, 2022 and June 30, 2021 and for the year ended December 31, 2021 is as follows:

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
Three months ended June 30, 2022
Allowance for loan losses:
Beginning balance March 31, 2022	$849	$91	$513	$8,508	$331	$150	$621	$11,063
Charge-offs	—	—	—	—	—	(19)	—	(19)
Recoveries	—	—	1	237	4	4	—	246
Provisions	(32)	(7)	32	(106)	(20)	67	(4)	(70)
Ending balance June 30, 2022	$817	$84	$546	$8,639	$315	$202	$617	$11,220

			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
Six months ended June 30, 2022
Allowance for loan losses:
Beginning balance December 31, 2021	$853	$113	$560	$8,570	$333	$126	$624	$11,179
Charge-offs	—	—	—	—	—	(33)	—	(33)
Recoveries	11	—	1	243	7	7	—	269
Provisions	(47)	(29)	(15)	(174)	(25)	102	(7)	(195)
Ending balance June 30, 2022	$817	$84	$546	$8,639	$315	$202	$617	$11,220

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment	817	$84	$546	$8,639	$315	$202	$617	$11,220

June 30, 2022 Loans receivable:
Ending balance-total	$69,989	$94,159	$46,767	$662,779	$27,348	$15,290	$—	$916,332

Ending balances:
Individually evaluated for impairment	—	—	38	4,275	163	—	—	4,476

Collectively evaluated for impairment	$69,989	$94,159	$46,729	$658,504	$27,185	$15,290	$—	$911,856

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
Three months ended June 30, 2021
Allowance for loan losses:
Beginning balance March 31, 2021	$758	$134	$480	$8,137	$309	$124	$621	$10,563
Charge-offs	—	—	—	(110)	—	(11)	—	(121)
Recoveries	2	—	—	7	5	14	—	28
Provisions	134	(9)	62	(8)	8	(16)	(3)	168
Ending balance June 30, 2021	$894	$125	$542	$8,026	$322	$111	$618	$10,638

			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
Six months ended June 30, 2021
Allowance for loan losses:
Beginning balance December 31, 2020	$778	$145	$541	$7,855	$324	$125	$621	$10,389
Charge-offs	—	—	—	(110)	—	(36)	—	(146)
Recoveries	3	—	—	11	6	30	—	50
Provisions	113	(20)	1	270	(8)	(8)	(3)	345
Ending balance June 30, 2021	$894	$125	$542	$8,026	$322	$111	$618	$10,638

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$2	$—	$—	$—	$2

Collectively evaluated for impairment	894	125	542	8,024	322	111	618	10,636

June 30, 2021 Loans receivable:
Ending balance-total	$111,449	$95,865	$44,594	$592,099	$26,662	$7,649	$—	$878,318

Ending balances:
Individually evaluated for impairment	—	—	310	5,163	21	—	—	5,494

Collectively evaluated for impairment	$111,449	$95,865	$44,284	$586,936	$26,641	$7,649	$—	$872,824
17

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
December 31, 2021
Allowance for loan losses:
Beginning balance December 31, 2020	$778	$145	$541	$7,855	$324	$125	$621	$10,389
Charge-offs	—	—	—	(110)	—	(72)	—	(182)
Recoveries	39	—	10	473	69	46	—	637
Provisions	36	(32)	9	352	(60)	27	3	335
Ending balance December 31, 2021	$853	$113	$560	$8,570	$333	$126	$624	$11,179

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$1	$—	$—	$—	$—

Collectively evaluated for impairment	853	113	560	8,569	333	126	624	11,179

December 31, 2021 Loans receivable:
Ending balance-total	$69,952	$94,969	$45,498	$617,464	$27,116	$8,703	$—	$863,702

Ending balances:
Individually evaluated for impairment	—	—	133	1,561	—	—	—	1,694

Collectively evaluated for impairment	69,952	94,969	45,365	615,903	27,116	8,703	—	862,008

Current Expected Credit Loss (CECL) The Company is currently (i) evaluating the impact the CECL model will have on our accounting, (ii) planning for the transition, and (iii) expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first quarter of 2023—the first reporting period in which the new standard is effective. At this time, we cannot yet reasonably determine the magnitude of such one-time cumulative adjustment, if any, or of the overall impact of the new standard on our business, financial condition or results of operations.

The following tables are by loan category and present June 30, 2022, June 30, 2021, and December 31, 2021 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2022	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	38	54	—	42	1	37	1
Mortgage-commercial	4,275	9,784	—	4,289	244	4,274	122
Consumer:
Home equity	163	163	—	164	4	163	2
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	—	—	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	38	54	—	42	1	37	1
Mortgage-commercial	4,275	9,784	—	4,289	244	4,274	122
Consumer:
Home equity	163	163	—	164	4	163	2
Other	—	—	—	—	—	—	—
	$4,476	10,001	$—	$4,495	$249	$4,474	$125
19

				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	income	Recorded	Income
June 30, 2021	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	310	361	—	315	7	310	4
Mortgage-commercial	5,062	7,689	—	5,332	188	5,168	94
Consumer:
Home equity	21	25	—	21	1	20	—
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	—	—	—	—	—	—	—
Mortgage-commercial	101	101	2	111	3	101	1
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	310	361	—	315	7	310	4
Mortgage-commercial	5,163	7,790	2	5,443	191	5,269	95
Consumer:
Home equity	21	25	—	21	1	20	—
Other	—	—	—	—	—	—	—
	$5,494	8,176	$2	$5,779	$199	$5,599	$99
20

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
December 31, 2021	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	133	151	—	131	6
Mortgage-commercial	1,521	3,514	—	1,748	223
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	40	40	1	39	5
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	133	151	—	131	6
Mortgage-commercial	1,561	3,554	1	1,787	228
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$1,694	$3,705	$1	$1,918	$234

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, no loans were classified as doubtful.

(Dollars in thousands)
June 30, 2022	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$69,899	$90	$—	$—	$69,989
Real estate:
Construction	94,159	—	—	—	94,159
Mortgage – residential	46,352	368	47	—	46,767
Mortgage – commercial	657,513	28	5,238	—	662,779
Consumer:
Home Equity	25,984	176	1,188	—	27,348
Other	15,031	22	237	—	15,290
Total	$908,938	$684	$6,710	$—	$916,332

(Dollars in thousands)
December 31, 2021	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$69,833	$119	$—	$—	$69,952
Real estate:	—	—	—
Construction	94,966	—	3	—	94,969
Mortgage – residential	45,049	305	144	—	45,498
Mortgage – commercial	610,001	1,009	6,454	—	617,464
Consumer:	—	—	—
Home Equity	25,751	171	1,194	—	27,116
Other	8,604	22	77	—	8,703
Total	$854,204	$1,626	$7,872	$—	$863,702

At June 30, 2022 and December 31, 2021, non-accrual loans totaled $4.4 million and $250 thousand, respectively.

TDRs that are still accruing and included in impaired loans at June 30, 2022 and at December 31, 2021 amounted to $125 thousand and $1.4 million, respectively.

There were no loans greater than 90 days delinquent and still accruing interest at June 30, 2022 and December 31, 2021. The following tables are by loan category and present loans past due and on non-accrual status as of June 30, 2022 and December 31, 2021:

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
June 30, 2022	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$242	$513	$—	$4,150	$4,905	$65,084	$69,989
Real estate:
Construction	—	—	—	—	—	94,159	94,159
Mortgage-residential	81	275	—	38	394	46,373	46,767
Mortgage-commercial	—	—	—	0	—	662,779	662,779
Consumer:
Home equity	1,043	5	—	163	1,211	26,137	27,348
Other	—	1	—	—	1	15,289	15,290
	$1,366	$794	$—	$4,351	$6,511	$909,821	$916,332

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2021	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$125	$35	$—	$118	$278	$69,674	$69,952
Real estate:
Construction	—	—	—	—	—	94,969	94,969
Mortgage-residential	8	4	—	132	144	45,354	45,498
Mortgage-commercial	—	—	—	—	—	617,464	617,464
Consumer:
Home equity	—	62	—	—	62	27,054	27,116
Other	—	1	—	—	1	8,702	8,703
	$133	$102	$—	$250	$485	$863,217	$863,702

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

Beginning in March 2020, the Company proactively offered payment deferrals for up to 90 days to its loan customers regardless of the impact of the pandemic on their business or personal finances. As a result of payments being resumed at the conclusion of their payment deferral period, loans in which payments were being deferred decreased from the peak of $206.9 million to $16.1 million at December 31, 2020, to zero at December 31, 2021. Loan deferrals remained at zero at June 30, 2022.

Troubled Debt Restructurings. The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. There were no loans determined to be TDRs that were restructured during the three-month periods ended June 30, 2022 and June 30, 2021. Additionally, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 90 days past due.

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

A summary of changes in the accretable yield for purchased credit-impaired loans for the three months ended June 30, 2022 and June 30, 2021 are as follows:

(Dollars in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021

Accretable yield, beginning of period	$56	$86
Accretion	(7)	(7)
Accretable yield, end of period	$49	$79

(Dollars in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Accretable yield, beginning of period	$64	$93
Accretion	(15)	(14)
Accretable yield, end of period	$49	$79

At June 30, 2022 and December 31, 2021, the recorded investment in purchased impaired loans was $108 thousand and $109 thousand, respectively. The unpaid principal balance was $142 thousand and $152 thousand at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, these loans were all secured by commercial real estate.

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

In March 2020, the FASB issued guidance that makes narrow-scope improvements to various aspects of the financial instrument guidance, including the CECL guidance issued in 2016. For public business entities, the amendments were effective upon issuance of the final ASU. For all other entities, the amendments were effective for fiscal years beginning after December 15, 2019, and are effective for interim periods within those fiscal years beginning after December 15, 2020. The effective date of the amendments to ASU 2016-01 were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For the amendments related to ASU 2016-13, public business entities that meet the definition of an SEC filer, excluding eligible smaller reporting companies (as defined by the SEC), should adopt the amendments in ASU 2016-13 during 2020. All other entities should adopt the amendments in ASU 2016-13 during 2023. Early adoption is permitted. For entities that have not yet adopted the guidance in ASU 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in ASU 2016-13. For entities that have adopted the guidance in ASU 2016-13, the amendments were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For those entities, the amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to opening retained earnings in the statement of financial position as of the date that an entity adopted the amendments in ASU 2016-13. During 2021, the Company established a CECL Team to begin the process of implementing CECL. The Company selected Valuant’s ValuCast as its CECL solution. In conjunction with Valuant, the Company developed a detailed roadmap and implementation plan; collected and validated data; and selected loss methodologies. Currently, the Company and Valuant are working on the reasonable and supportable forecast and qualitative factors. The Company plans to perform mock runs during 2022. Forvis, (formerly Dixon Hughes Goodman, LLP) has been engaged to perform model validation services prior to implementation. The implementation of CECL may have a material effect on the Company’s financial statements.

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

In March 2022, the FASB issued amendments which are intended to improve the decision usefulness of information provided to investors about certain loan re-financings, restructurings, and write-offs. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

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

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$104,403	$104,403	$104,403	$—	$—
Held-to-maturity securities	233,730	229,198	3,333	225,865
Available-for-sale securities	337,254	377,254	21,920	315,334	—
Other investments, at cost	1,929	1,929	—	—	1,929
Loans held for sale	4,533	4,533	—	4,533	—
Net loans receivable	905,112	878,708	—	—	878,708
Accrued interest	4,290	4,290	4,290	—	—
Financial liabilities:
Non-interest bearing demand	$476,024	$476,024	$—	$476,024	$—
Interest bearing demand deposits and money market accounts	672,306	672,306	—	672,306	—
Savings	170,557	170,557	—	170,557	—
Time deposits	150,088	150,180	—	150,180	—
Total deposits	1,468,975	1,469,068	—	1,469,068	—
Short term borrowings	71,800	71,800	—	71,800	—
Junior subordinated debentures	14,964	14,415	—	14,415	—
Accrued interest payable	300	300	300	—	—

	December 31, 2021
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$69,022	$69,022	$69,022	$—	$—
Available-for-sale securities	564,839	564,839	39,829	525,010	—
Other investments, at cost	1,785	1,785	—	—	1,785
Loans held for sale	7,120	7,120	—	7,120	—
Net loans receivable	852,523	851,822	—	—	851,822
Accrued interest	3,927	3,927	3,927	—	—
Financial liabilities:
Non-interest bearing demand	$444,688	$444,688	$—	$444,688	$—
Interest bearing demand deposits and money market accounts	619,057	619,057	—	619,057	—
Savings	143,765	143,765	—	143,765	—
Time deposits	153,781	154,030	—	154,030	—
Total deposits	1,361,291	1,361,540	—	1,361,540	—
Short term borrowings	54,216	54,216	—	54,216	—
Junior subordinated debentures	14,964	15,015	—	15,015	—
Accrued interest payable	404	404	404	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2022 and December 31, 2021 that are measured on a recurring basis. There were no liabilities carried at fair value as of June 30, 2022 or December 31, 2021 that are measured on a recurring basis.

(Dollars in thousands)

Description	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$57,323	$—	$57,323	$—
Government Sponsored Enterprises	2,189	—	2,189	—
Mortgage-backed securities	243,821	21,920	221,901	—
Small Business Administration pools	25,563	—	25,563	—
State and local government	—	—	—	—
Corporate and other securities	8,358	—	8,358	—
	337,254	21,920	315,334	—
Loans held for sale	4,533	—	4,533	—
Total	$341,787	$21,920	$319,867	$—

(Dollars in thousands)
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$15,436	$—	$15,436	$—
Government Sponsored Enterprises	2,501	—	2,501	—
Mortgage-backed securities	397,729	25,934	371,796	—
Small Business Administration pools	31,273	—	31,273	—
State and local government	109,848	12,896	96,952	—
Corporate and other securities	8,052	1,000	7,052	—
	564,839	39,830	525,010	—
Loans held for sale	7,120	—	7,120	—
Total	$571,959	$39,830	$532,130	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2022 and December 31, 2021 that are measured on a non-recurring basis. There were no Level 3 financial instruments for the three months ended June 30, 2022 and June 30, 2021 measured on a recurring basis.

(Dollars in thousands)
Description	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	38	—	—	38
Mortgage-commercial	4,275	—	—	4,275
Consumer:
Home equity	163	—	—	163
Other	—	—	—	—
Total impaired	4,476	—	—	4,476
Other real estate owned:
Construction	894	—	—	894
Mortgage-commercial	90	—	—	90
Total other real estate owned	984	—	—	984
Total	$5,460	$—	$—	$5,460
28

(Dollars in thousands)
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	133	—	—	133
Mortgage-commercial	1,560	—	—	1,560
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
Total impaired	1,693	—	—	1,694
Other real estate owned:
Construction	624	—	—	624
Mortgage-commercial	541	—	—	541
Total other real estate owned	1,165	—	—	1,165
Total	$2,859	$—	$—	$2,859

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $4.5 million and $1.7 million as of June 30, 2022 and December 31, 2021, respectively.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of June 30, 2022	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$984	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$4,476	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2021	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,165	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$1,694	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Non-interest bearing demand deposits	$476,024	$444,688
Interest bearing demand deposits and money market accounts	672,306	619,057
Savings	170,557	143,765
Time deposits	150,088	153,781
Total deposits	$1,468,975	$1,361,291

As of June 30, 2022, and December 31, 2021, the Company had time deposits that exceed the $250,000 FDIC insurance limit of $29.1 million and $27.9 million, respectively.

Note 8—Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. The Company has four reportable segments:

•	Commercial and Retail Banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.

•	Mortgage Banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market and consumer mortgage loans that will be held-for-investment. In the second quarter of 2022, management made the decision to include consumer mortgage held-for-investment loans in this segment. Prior to the second quarter of 2022, consumer mortgage loans held-for-investment were included in the Commercial and Retail Banking segment. The Mortgage Banking financial information presented below includes consumer mortgage loans held-for-investment for all periods presented. Beginning in June 2022, a provision for loan loss has been allocated to this segment.

•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.

•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from the Bank.

The following tables present selected financial information for the Company’s reportable business segments for the three and six months ended June 30, 2022 and June 30, 2021.

(Dollars in thousands)	Commercial		Investment
Six months ended June 30, 2022	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$21,832	$869	$—	$2,173	$(2,166)	$22,708
Interest expense	689	—	—	235	—	924
Net interest income	$21,143	$869	$—	$1,938	$(2,166)	$21,784
Provision for loan losses	(235)	40	—	—	—	(195)
Noninterest income	2,667	1,323	2,393	—	—	6,383
Noninterest expense	16,323	1,876	1,538	405	—	20,142
Net income before taxes	$7,722	$276	$855	$1,533	$(2,166)	$8,220
Income tax provision (benefit)	1,739	—	—	(138)	—	1,601
Net income (loss)	$5,983	$276	$855	$1,671	$(2,166)	$6,619

(Dollars in thousands)	Commercial		Investment
Six months ended June 30, 2021	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$21,802	$1,074	$—	$2,014	$(2,008)	$22,882
Interest expense	1,014	—	—	209	—	1,223
Net interest income	$20,788	$1,074	$—	$1,805	$(2,008)	$21,659
Provision for loan losses	345	—	—	—	—	345
Noninterest income	2,745	2,135	1,834	—	—	6,714
Noninterest expense	15,484	2,335	1,180	419	—	19,418
Net income before taxes	$7,704	$874	$654	$1,386	$(2,008)	$8,610
Income tax provision (benefit)	1,931	—	—	(119)	—	1,812
Net income (loss)	$5,773	$874	$654	$1,505	$(2,008)	$6,798

(Dollars in thousands)	Commercial		Investment
Three months ended June 30, 2022	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$11,090	$415	$—	$1,089	$(1,081)	$11,513
Interest expense	331	—	—	131	—	462
Net interest income	$10,759	$415	$—	$958	$(1,081)	$11,051
Provision for loan losses	(110)	40	—	—	—	(70)
Noninterest income	1,332	482	1,195	—	—	3,009
Noninterest expense	8,334	858	775	221	—	10,188
Net income before taxes	$3,867	$(1)	$420	$737	$(1,081)	$3,942
Income tax provision (benefit)	890	—	—	(78)	—	812
Net income	$2,977	$(1)	$420	$815	$(1,081)	$3,130

(Dollars in thousands)	Commercial		Investment
Three months ended June 30, 2021	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$11,167	$494	$—	$1,008	$(1,005)	$11,664
Interest expense	467	—	—	105	—	572
Net interest income	$10,700	$494	$—	$903	$(1,005)	$11,092
Provision for loan losses	168	—	—	—	—	168
Noninterest income	1,317	1,144	957	—	—	3,418
Noninterest expense	7,872	1,148	596	262	—	9,878
Net income before taxes	$3,977	$490	$361	$641	$(1,005)	$4,464
Income tax provision (benefit)	997	—	—	(76)	—	921
Net income	$2,980	$490	$361	$717	$(1,005)	$3,543

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of June 30, 2022	$1,642,245	$41,760	$1	$153,063	$(152,245)	$1,684,824
Total Assets as of December 31, 2021	$1,542,553	$41,194	$2	$152,928	$(152,169)	$1,584,508

Note 9—Leases

The Company has operating leases on four of its facilities. The leases have maturities ranging from September 2024 to December 2038, some of which include extensions of multiple five-year terms. The following tables present information about the Company’s leases:

(dollars in thousands)	June 30, 2022	December 31, 2021
Right-of-use assets	$2,972	$2,842
Lease liabilities	$3,096	$2,950
Weighted average remaining lease term	14.01 years	15.08 years
Weighted average discount rate	4.35%	4.42%

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost (dollars in thousands)	2022	2021	2022	2021

Operating lease cost	$87.3	$80.8	$168.0	$161.5
Cash paid for amounts included in the measurement of lease liabilities	$75.5	$74.1	$150.7	$148.0

The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2022, are as follow:

(Dollars in thousands)			Liability
Year	Cash	Lease Expense	Reduction
2022	$176	$66	$110
2023	357	124	233
2024	333	115	218
2025	275	107	168
2026	281	100	181
Thereafter	2,774	588	2186
Total	$4,196	$1,100	$3,096

Note 10—Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2022 and the following:

•	the continuing impact of COVID-19 and its variants, on our business, including the impact of the virus on the United States economy, and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;

•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

•	restrictions or conditions imposed by our regulators on our operations;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, write-down assets, or take other actions;

•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;

•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;

•	increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment, which could reduce anticipated or actual margins; temporarily reduce the market value of our available-for-sale investment securities and temporarily reduce accumulated other comprehensive income or increase accumulated other comprehensive loss, which temporarily could reduce shareholders’ equity;

•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;

•	general economic conditions resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation, including the impact of inflation on us, including a decrease in demand for new mortgage loan and commercial real estate loan originations and refinancings, an increase in competition for deposits, and an increase in non-interest expenses, which may have an adverse impact on our financial performance;

•	changes in access to funding or increased regulatory requirements with regard to funding;

•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

•	changes in deposit flows;

•	changes in technology;

•	our current and future products, services, applications and functionality and plans to promote them;

•	changes in monetary and tax policies, including potential changes in tax laws and regulations;

•	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;

•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;

•	the rate of delinquencies and amounts of loans charged-off;

•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;

•	our ability to successfully execute our business strategy;

•	our ability to attract and retain key personnel;

•	our ability to retain our existing customers, including our deposit relationships;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;

•	risks associated with our participation in the Paycheck Protection Program, otherwise the PPP, established by the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, including but not limited to, the failure of the borrower to qualify for loan forgiveness, which would subject us to the risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit;

•	disruptions due to flooding, severe weather or other natural disasters; and

•	other risks and uncertainties detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, in Part II, Item 1A of our Quarterly Report on Form 10-Q, and in our other filings with the SEC.

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

Overview

The following discussion describes our results of operations for the six months and three months ended June 30, 2022 as compared to the six months and three months ended June 30, 2021 and analyzes our financial condition as of June 30, 2022 as compared to December 31, 2021. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging or crediting a provision for loan losses against our operating earnings. In the following section, we have included a discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

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

Recent Events – COVID-19 Pandemic

The COVID-19 pandemic and variants of the virus continue to create disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its impact. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential or lasting impacts on our business, financial condition and results of operations remains uncertain and difficult to assess. Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The unprecedented and rapid spread of COVID-19 and its variants and their associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities have resulted and continue to result in volatility and disruption in financial markets.

In addition, due to the COVID-19 pandemic, market interest rates declined to historical lows and the reductions in interest rates, low interest rate environment, and the other effects of the COVID-19 pandemic had an adverse effect on our business, financial condition and results of operations. However, during 2022, market interest rates have started to increase. The Federal Open Market Committee (FOMC) made the following increases to the target range of federal funds during the first six months of 2022:

-	0.25% on March 16, 2022;
-	0.50% on May 4, 2022; and
-	0.75% on June 15, 2022.

The target range of federal funds was 1.50% - 1.75% at June 30, 2022 compared to 0.25% - 0.50% at March 31, 2022, and compared to 0.00% - 0.25% at December 31, 2021 and June 30, 2021. Changes in market interest rates can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. Furthermore, changes in market interest rates can have a significant impact on the level of mortgage originations and related mortgage non-interest income.

Lending Operations and Accommodations to Borrowers; Impact of COVID-19 on Asset Quality and Value of Investment Securities

Beginning in March 2020, we proactively offered payment deferrals for up to 90 days to our loan customers regardless of the impact of the pandemic on their business or personal finances. As a result of payments being resumed at the conclusion of their payment deferral period, loans in which payments were being deferred decreased from the peak of $206.9 million to $16.1 million at December 31, 2020, to $4.5 million at June 30, 2021, to zero at December 31, 2021. Loan deferrals remained at zero at June 30, 2022.

We were also a small business administration approved lender and participated in the PPP, established under the CARES Act. During 2020 and 2021, we originated 1,417 PPP loans totaling $88.5 million, which includes 843 PPP loans totaling $51.2 million originated in 2020 and 574 PPP loans totaling $37.3 million originated in 2021. Furthermore, during 2020, we facilitated the origination of 111 PPP loans totaling $31.2 million for our customers through a third party prior to establishing our own PPP platform. As of June 30, 2022, 1,414 PPP loans totaling $88.2 million (843 PPP loans totaling $51.2 million originated in 2020 and 571 PPP loans totaling $37.0 million originated in 2021) were forgiven through the SBA PPP forgiveness process.

Our asset quality metrics as of June 30, 2022 remained sound. At June 30, 2022, our non-performing assets were not materially impacted by the economic pressures of the COVID-19 pandemic. The non-performing asset ratio was 0.32% of total assets with the nominal level of $5.3 million in non-performing assets at June 30, 2022 compared to 0.09% and $1.4 million at December 31, 2021, and compared to 0.62% and $9.3 million at June 30, 2021. Non-accrual loans increased to $4.4 million at June 30, 2022 from $250 thousand at December 31, 2021, and from $4.0 million at June 30, 2021. The increases in both non-performing assets and non-accrual loans from December 31, 2021 to June 30, 2022 were due to one $4.1 million loan that was moved to non-accrual status in June 2022. This loan has a loan-to-value of 76.3% based on an appraisal received in May 2022. We had zero accruing loans past due 90 days or more at June 30, 2022 and December 31, 2021 compared to $4.2 million in accruing loans past due 90 days or more at June 30, 2021. Loans past due 30 days or more represented 0.24% of the loan portfolio at June 30, 2022 compared to 0.03% at December 31, 2021, and compared to 0.49% at June 30, 2021. The ratio of classified loans plus OREO and repossessed assets declined to 5.16% of total bank regulatory risk-based capital at June 30, 2022 from 6.27% at December 31, 2021 and from 9.45% at June 30, 2021. During the three months ended June 30, 2022, we experienced net loan recoveries of $242 thousand and net overdraft charge-offs of $15 thousand. During the six months ended June 30, 2022, we experienced net loan recoveries of $262 thousand and net overdraft charge-offs of $26 thousand.

We are also monitoring the impact of the COVID-19 pandemic and the recent increase in market interest rates on the operations and value of our investments. We mark to market our available-for-sale investments and review our investment portfolio for impairment at, a minimum, quarterly. We do not consider any securities in our investment portfolio to be other-than-temporarily impaired at June 30, 2022. However, additional changes in the interest rate environment may temporarily reduce the market value of our available-for-sale investment securities, which temporarily could reduce shareholders’ equity.

Capital and Liquidity

Our capital remained strong. Each of the regulatory capital ratios for the Bank exceeds the well capitalized minimum levels currently required by regulatory statute at June 30, 2022 and December 31, 2021. Based on our strong capital, conservative underwriting, and internal stress testing, we expect to remain well capitalized throughout the COVID-19 pandemic. However, the Bank’s reported regulatory capital ratios could be adversely impacted by future credit losses related to the COVID-19 pandemic. We intend to monitor developments and potential impacts on our capital.

We believe that we have ample liquidity to meet the needs of our customers through our low cost deposits, our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, and our ability to obtain advances secured by certain securities and loans from the Federal Home Loan Bank (“FHLB”).

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2022 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 16, 2022.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies. We have identified the determination of the allowance for loan losses, income taxes, and deferred tax assets to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management has reviewed and approved these critical accounting policies and estimates and has discussed these policies with our Audit and Compliance Committee. A brief discussion of each of these areas appears in our 2021 Annual Report on Form 10-K. During the first six months of 2022, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

There have been no significant changes to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of Results of Operations for Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Net Income

Our net income for the six months ended June 30, 2022 was $6.6 million, or $0.87 diluted earnings per common share, as compared to $6.8 million, or $0.90 diluted earnings per common share, for the six months ended June 30, 2021. The $179 thousand decline in net income between the two periods is primarily due to a $331 thousand decline in non-interest income and a $724 thousand increase in non-interest expense partially offset by a $125 thousand increase in net interest income, a $540 thousand reduction in provision for loan losses, and a $211 thousand reduction in income tax expense.

•	The increase in net interest income results from an increase of $150.8 million in average earning assets partially offset by a 29 basis point decline in the net interest margin between the two periods.
•	The decline in non-interest income is primarily related to declines in mortgage banking income of $813 thousand, gain on sale of other assets of $122 thousand, and other non-recurring income of $91 thousand partially offset by increases in investment advisory fees and non-deposit commissions of $559 thousand, deposit service charges of $69 thousand, ATM/debit card income of $33 thousand, rental income of $13 thousand, income on bank owned life insurance of $13 thousand, and wire transfer fees of $12 thousand,
o	The reduction in other non-recurring income was related to the collection of a $100 thousand summary judgment related to a loan charged off at a bank, which we subsequently acquired, during the six months ended June 30, 2021. We recorded $9 thousand in other non-recurring income related to gains on insurance proceeds during the six months ended June 30, 2022.
•	The reduction in provision for loan losses is primarily related to the following: a decrease in our COVID-19 qualitative factor in our allowance for loan losses methodology and net recoveries during the six months ended June 30, 2022 partially offset by increases in our economic conditions qualitative factor due to inflation, supply chain bottlenecks, labor shortages in certain industries, and the war in Ukraine; an increase in our changes in staff qualitative factor due to the addition of a new team and new market in York County, South Carolina in March 2022; an increase in our change in total of past due, rated, and non-accrual loans qualitative factor due to a $4.1 million loan being moved to non-accrual status in June 2022; and loan growth.
36

•	The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $382 thousand, increased occupancy expense of $27 thousand, increased equipment expense of $48 thousand, increased marketing and public relations expense of $98 thousand, increased ATM/debit card and data processing expense of $227 thousand, increased travel, meals, and entertainment expense of $35 thousand, increased courier expense of $31 thousand, and increased fraud expense of $119 thousand partially offset by lower FDIC assessment of $80 thousand, lower professional fees of $78 thousand, lower amortization of intangibles of $30 thousand, and lower mortgage loan processing expense of $64 thousand.
•	Our effective tax rate was 19.5% during the six months ended June 30, 2022 compared to 21.0% during the six months ended June 30, 2021.
o	The reduction in the effective tax rate was primarily due to a $153 thousand non-recurring reduction to income tax expense during the six months ended June 30, 2022.

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

Please refer to the table at the end of this Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the average yields on assets and average rates on interest-bearing liabilities during the six-month periods ended June 30, 2022 and 2021, along with average balances and the related interest income and interest expense amounts.

Net interest income increased $125 thousand, or 0.6%, to $21.8 million for the six months ended June 30, 2022 from $21.7 million for the six months ended June 30, 2021. Our net interest margin declined by 29 basis points to 2.89% during the six months ended June 30, 2022 from 3.18% during the six months ended June 30, 2021. Our net interest margin, on a taxable equivalent basis, was 2.92% for the six months ended June 30, 2022 compared to 3.22% for the six months ended June 30, 2021. Average earning assets increased $150.8 million, or 11.0%, to $1.5 billion for the six months ended June 30, 2022 compared to $1.4 billion in the same period of 2021.

•	The increase in net interest income was primarily due to a higher level of average earning assets partially offset by lower net interest margin.

•	The increase in average earning assets was due to increases in non-PPP loans and securities partially offset by declines in PPP loans and other short-term investments.

•	Although market interest rates have increased in 2022, the decline in net interest margin was primarily due to the Federal Reserve reducing the target range of the federal funds rate two times totaling 150 basis points during the first quarter of 2020 and the excess liquidity generated from PPP loan proceeds, other stimulus funds related to the COVID-19 pandemic, and organic deposit growth being deployed in lower yielding securities.

•	Interest income on PPP loans declined to $46 thousand during the six months ended June 30, 2022 from $1.4 million during the six months ended June 30, 2021 due to a reduction in PPP loans.

•	Low market rates, the competitive loan pricing environment, and the COVID-19 pandemic put downward pressure on our net interest margin during 2021 and the first six months of 2022.

•	Interest income on variable rate collateralized mortgage obligations, primarily consisting of GNMA home equity conversion mortgages, declined $530 thousand to negative interest income of $120 thousand during the six months ended June 30, 2022 from positive interest income of $410 thousand during the same period in 2021.

o	This decline was due to an increase in prepayments, which resulted in accelerated amortization of the premium on these investments.

•	In June 2022, a $4.1 million loan was moved to non-accrual status, which resulted in a $51 thousand reversal to interest income in June 2022.
37

Average loans declined $4.5 million, or 0.5%, to $886.5 million for the six months ended June 30, 2022 from $891.0 million for the same period in 2021. Average PPP loans declined $55.1 million and average Non-PPP loans increased $50.7 million to $432 thousand and $886.1 million, respectively, for the six months ended June 30, 2022. Average loans represented 58.2% of average earning assets during the six months ended June 30, 2022 compared to 65.0% of average earning assets during the same period in 2021. The decline in average loans as a percentage of average earning assets was primarily due to increases in deposits of $154.7 million and securities sold under agreements to repurchase of $15.4 million and a $55.1 million reduction in average PPP loans.

The growth in our deposits and securities sold under agreements to repurchase and the decline in our loans resulted in the excess funds being deployed in our securities portfolio. The yield on loans declined 18 basis points to 4.16% during the six months ended June 30, 2022 from 4.34% during the same period in 2021. The yield on Non-PPP loans was 4.16% during the six months ended June 30, 2022. Average securities for the six months ended June 30, 2022 increased $163.8 million, or 40.7%, to $566.1 million from $402.3 million during the same period in 2021. Other short-term investments declined $8.5 million to $70.0 million during the six months ended June 30, 2022 from $78.5 million during the same period in 2021 due to the deployment of lower yielding other short-term investments into higher yielding securities. The yield on our securities portfolio declined to 1.50% for the six months ended June 30, 2022 from 1.82% for the same period in 2021. These declines were primarily related to the low interest rate environment and the reduction in interest income on variable rate collateralized mortgages as described above. The yield on our other short-term investments increased to 0.56% for the six months ended June 30, 2022 from 0.16% for the same period in 2021 due to the following Federal Open Market Committee (FOMC) increases in the target range of federal funds during the first six months of 2022:

-	0.25% on March 16, 2022;
-	0.50% on May 4, 2022; and
-	0.75% on June 15, 2022.

The target range of federal funds was 1.50% - 1.75% at June 30, 2022 compared to 0.25% - 0.50% at March 31, 2022 compared to 0.00% - 0.25% at December 31, 2021 and June 30, 2021.

The yield on earning assets for the six months ended June 30, 2022 and 2021 were 3.01% and 3.36%, respectively.

The cost of interest-bearing liabilities was at 18 basis points during the six months ended June 30, 2022 compared to 27 basis points during the same period in 2021. The cost of deposits, including demand deposits, was nine basis points during the six months ended June 30, 2022 compared to 16 basis points during the same period in 2021. The cost of funds, including demand deposits, was 12 basis points during the six months ended June 30, 2022 compared to 19 basis points during the same period in 2021. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, IRAs, and customer cash management repurchase agreements) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the six months ended June 30, 2022, these deposits averaged 91.7% of total deposits as compared to 90.1% during the same period of 2021.

Provision and Allowance for Loan Losses

We account for our allowance for loan losses under the incurred loss model. At June 30, 2022, the allowance for loan losses was $11.2 million, or 1.22% of total loans (excluding loans held-for-sale), compared to $11.2 million, or 1.29% of total loans (excluding loans held-for-sale) at December 31, 2021. Excluding PPP loans and loans held-for-sale, the allowance for loan losses was 1.22% of total loans at June 30, 2022 compared to 1.30% of total loans at December 31, 2021. The decline in the allowance for loan losses compared to December 31, 2021 is primarily related to the loss emergence period assumption in the COVID-19 qualitative factor, which was added to our allowance for loan losses methodology during 2020 and discussed below, and reduced to six months at June 30, 2022 from 21 months at December 31, 2021. This reduction was partially offset by loan growth of $52.6 million; $236 thousand in net recoveries; an increase in our economic conditions qualitative factor by 5.6 basis points due to higher inflation, supply chain bottlenecks, labor shortages in certain industries, and the war in Ukraine; an increase in our change in staff qualitative factor by one basis point due to the addition of a new team and new market in York County, South Carolina in March 2022; and an increase in our changes in our change in total of past due, rated, and non-accrual loans by two basis points due to a $4.1 million loan being moved to non-accrual status in June 2022. This loan has a loan-to-value of 76.3% based on an appraisal received in May 2022.

38

During 2020, we added a qualitative factor for the COVID-19 pandemic to our allowance for loan losses methodology. This qualitative factor was based on the dollar amount of our deferrals and a one-year loss emergence period based on the highest period of annual historical loss rate since the Bank’s inception. As the pandemic worsened, we added our exposure to certain industry segments most impacted by the COVID-19 pandemic (hotels, restaurants, assisted living, and retail) to the COVID-19 qualitative factor and we extended the loss emergence period to two years based on the highest two periods of annual historical loss rates since the Bank’s inception. At June 30, 2022 and December 31, 2021, the COVID-19 qualitative factor represented $680 thousand and $1.9 million, respectively, of our allowance for loan losses.

Loans that we acquired in our acquisition of Cornerstone Bancorp, otherwise referred to herein as Cornerstone, in 2017 as well as in our acquisition of Savannah River Financial Corp., otherwise referred to herein as Savannah River, in 2014 are accounted for under FASB ASC 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At June 30, 2022 and December 31, 2021, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $104 thousand and $130 thousand, respectively.

Our provision for loan losses was a credit of $195 thousand for the six months ended June 30, 2022 compared to an expense of $345 thousand during the same period in 2021. The reduction in provision for loan losses is primarily related to a decrease in our COVID-19 qualitative factor in our allowance for loan losses methodology and net recoveries during the first six months of 2022, partially offset by increases in our economic conditions qualitative factor and loan growth as discussed above.

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

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 to the Consolidated Financial Statements). The annualized weighted average loss ratios over the last 36 months for loans classified as substandard, special mention and pass have been approximately 0.57%, 0.06% and 0.00%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, our net charge-offs have experienced a modest net recovery. We currently believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle.

39

We have a significant portion of our loan portfolio with real estate as the underlying collateral. At June 30, 2022 and December 31, 2021, approximately 90.7% and 90.9%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

The non-performing asset ratio was 0.32% of total assets with the nominal level of $5.3 million in non-performing assets at June 30, 2022 compared to 0.09% and $1.4 million at December 31, 2021, and compared to 0.62% and $9.3 million at June 30, 2021. Non-accrual loans increased to $4.4 million at June 30, 2022 from $250 thousand at December 31, 2021, and from $4.0 million at June 30, 2021. The increases in both non-performing assets and non-accrual loans from December 31, 2021 to June 30, 2022 were due to one $4.1 million loan that was moved to non-accrual status in June 2022. This loan has a loan-to-value of 76.3% based on an appraisal received in May 2022. We had no accruing loans past due 90 days or more at June 30, 2022 and December 31, 2021 compared to $4.2 million in accruing loans past due 90 days or more at June 30, 2021. Loans past due 30 days or more represented 0.24% of the loan portfolio at June 30, 2022 compared to 0.03% at December 31, 2021, and compared to 0.49% at June 30, 2021. The ratio of classified loans plus OREO and repossessed assets declined to 5.16% of total bank regulatory risk-based capital at June 30, 2022 from 6.27% at December 31, 2021 and from 9.45% at June 30, 2021.

There were six loans totaling $4.4 million (0.47% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at June 30, 2022. All six of these loans totaling $4.4 million were on non-accrual status. The largest loan included on non-accrual status is in the amount of $4.1 million and is secured by a first mortgage lien and has a loan-to-value of 76.3% based on an appraisal received in May 2022. The average balance of the remaining five loans on non-accrual status is approximately $59 thousand with a range between $3 and $163 thousand. Three of these loans are secured by first mortgage liens and two loans are secured by second mortgage liens. Furthermore, we had $125 thousand in accruing trouble debt restructurings, or TDRs, at June 30, 2022 compared to $1.4 million at December 31, 2021. This reduction was due to the payoff of one loan. We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. Nonaccrual loans and accruing TDRs are considered impaired. At June 30, 2022, we had seven impaired loans totaling $4.4 million compared to 10 impaired loans totaling $1.7 million at December 31, 2021. These loans were measured for impairment under the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. There was no specific allowance for loan and lease losses on our impaired loans at June 30, 2022 and December 31, 2021. At June 30, 2022, we had 20 loans totaling $2.2 million that were delinquent 30 days to 89 days representing 0.24% of total loans compared to $235 thousand or 0.03% of total loans at December 31, 2021.

Beginning in March 2020, the Company proactively offered payment deferrals for up to 90 days to its loan customers regardless of the impact of the pandemic on their business or personal finances. As a result of payments being resumed at the conclusion of their payment deferral period, loans in which payments were being deferred decreased from the peak of $206.9 million to $16.1 million at December 31, 2020, to $4.5 million at June 30, 2021, to zero at December 31, 2021. Loan deferrals remained at zero at June 30, 2022. Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans and given the ongoing and uncertain impact of the COVID-19 pandemic, we will continue to monitor our loan portfolio for potential risks.

40

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Six Months Ended
	June 30,
(Dollars in thousands)	2022	2021
Average loans outstanding (excluding loans held-for-sale)	$877,810	$891,021
Loans outstanding at period end (excluding loans held-for-sale)	$916,332	$878,318
Non-performing assets:
Nonaccrual loans	$4,351	$3,986
Loans 90 days past due still accruing	—	4,165
Foreclosed real estate	984	1,182
Repossessed-other	—	—
Total non-performing assets	$5,335	$9,333

Beginning balance of allowance	$11,179	$10,389
Loans charged-off:
Commercial	—	—
Real Estate - Construction	—	—
Real Estate Mortgage - Residential	—	—
Real Estate Mortgage - Commercial	—	110
Consumer - Home Equity	—	—
Consumer - Other	33	37
Total loans charged-off	33	147
Recoveries:
Commercial	11	3
Real Estate - Construction	—	—
Real Estate Mortgage - Residential	1	—
Real Estate Mortgage - Commercial	243	11
Consumer - Home Equity	7	6
Consumer - Other	7	31
Total recoveries	269	51
Net loan charge offs (recoveries)	(236)	96
(Release of ) provision for loan losses	(195)	345
Balance at period end	$11,220	$10,638

Net charge offs to average loans (annualized)	-0.05%	0.02%
Allowance as percent of total loans	1.22%	1.21%
Non-performing assets as % of total assets	0.32%	0.62%
Allowance as % of non-performing loans	257.87%	130.51%
Nonaccrual loans as % of total loans	0.50%	0.45%
Allowance as % of nonaccrual loans	257.87%	266.88%

The following table details net charge-offs to average loans outstanding by loan category for the six months ended June 30, 2022 and June 30, 2021.

	Six Months Ended June 30,
	2022			2021
	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off Ratio	Net Charge- Offs (Recoveries)	Average Loans HFI	Net Charge-Off Ratio
Commercial, financial & agricultural	(11)	71,174	-0.02%	(3)	116,054	0.00%
Real estate:
Construction	—	94,044	0.00%	—	101,675	0.00%
Mortgage-residential	(1)	44,421	0.00%	—	41,350	0.00%
Mortgage-commercial	(243)	637,963	-0.04%	99	586,495	0.02%
Consumer:
Home Equity	(8)	26,866	-0.03%	(6)	25,388	-0.02%
Other	27	13,819	0.20%	6	7,816	0.08%
Total:	(236)	888,287	-0.03%	96	878,777	0.01%

(1)	Average loans exclude loans held for sale
41

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	June 30, 2022		December 31, 2021
		% of allowance in		% of allowance in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$817	7.3%	$853	7.6%
Real Estate – Construction	84	0.7%	113	1.0%
Real Estate Mortgage:
Residential	546	4.9%	560	5.0%
Commercial	8639	77.0%	8,570	76.7%
Consumer:
Home Equity	315	2.8%	333	3.0%
Other	202	1.8%	126	1.1%
Unallocated	617	5.5%	624	5.6%
Total	$11,220	100.0%	$11,179	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the six months ended June 30, 2022 was $6.4 million compared to $6.7 million during the same period in 2021. Deposit service charges increased $69 thousand to $527 thousand during the six months ended June 30, 2022 from $458 thousand during the same period in 2021 primarily due to higher non-sufficient funds (NSF) and overdraft fees. Effective July 1, 2022, we increased the NSF de minimis amount to $50 from $5 and reduced our maximum fee per day to $140 from $210, each of which will impact our future aggregate deposit service charges. Mortgage banking income declined by $813 thousand to $1.3 million during the six months ended June 30, 2022 from $2.1 million during the same period in 2021. Mortgage production during the six months ended June 30, 2022 was $51.0 million, $45.9 million of the production was originated to be sold in the secondary market and $5.0 million of the production was originated as adjustable rate mortgage (ARM) loans for our loans held-for-investment portfolio, compared to $76.4 million, which was all produced to be sold in the secondary market during the same period in 2021. The gain on sale margin increased to 2.87% during the six months ended June 30, 2022 from 2.79% during the same period in 2021. The reduction in mortgage production was primarily due to a higher interest rate environment and low housing inventory. With the headwinds of rising interest rates, we began to market an ARM product during the second quarter of 2022 to provide borrowers with an alternative to fixed-rate mortgages and to help offset anticipated mortgage production challenges. Currently, we are offering 5/1, 7/1, and 10/1 ARM loans that are originated for our loans held-for-investment portfolio. As these ARM loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income.

Investment advisory fees increased $559 thousand to $2.4 million during the six months ended June 30, 2022 from $1.8 million during the same period in 2021. Total assets under management declined to $524.3 million at June 30, 2022 compared to $650.9 million at December 31, 2021, and from $577.5 million at June 30, 2021. While revenue in our financial planning and investment management line of business increased during the first six months of 2022 compared to the same period in 2021, assets under management (AUM) have declined due to the stock market performance in the first six months of 2022. Our investment advisory fees trail changes in AUM, therefore, we anticipate that these fees will decline during the third quarter of 2022. Management continues to focus on both the mortgage banking income as well as the investment advisory fees and commissions. Gain (loss) on sale of other assets was a loss of $45 thousand during the six months ended June 30, 2022 compared to a gain of $77 thousand during the same period in 2021. The $45 thousand loss on sale of other assets was related to the sale of one other real estate owned property during the six months ended June 20, 2022.

42

Non-interest income, other declined $24 thousand during the six months ended June 30, 2022 compared to the same period in 2021 primarily due to a decline in other non-recurring income of $91 thousand partially offset by increases in ATM/debit card income of $33 thousand, income on bank owned life insurance of $13 thousand, rental income of $13 thousand, and wire transfer fees of $12 thousand. The reduction in other non-recurring income was related to the collection of a $100 thousand summary judgment related to a loan charged off at a bank, which we subsequently acquired, during the six months ended June 30, 2021. We recorded $9 thousand in other non-recurring income related to gains on insurance proceeds during the six months ended June 30, 2022.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Six months ended June 30,
	2022	2021
ATM debit card income	$1,356	$1,323
Income on bank owned life insurance	358	345
Rental income	162	149
Other service fee and safe deposit box fees	122	118
Wire transfer fees	68	56
Other	122	221
Total	$2,188	$2,212

Non-interest expense increased $724 thousand during the six months ended June 30, 2022 to $20.1 million compared to $19.4 million during the same period in 2021. The $724 thousand increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $382 thousand, increased occupancy expense of $27 thousand, increased equipment expense of $48 thousand, increased marketing and public relations expense of $98 thousand, and increased other expense of $287 thousand partially offset by a lower FDIC assessment of $80 thousand, lower other real estate expense of $8 thousand, and lower amortization of intangibles of $30 thousand.

•	Salary and benefit expense increased $382 thousand to $12.3 million during the six months ended June 30, 2022 from $11.9 million during the same period in 2021. This increase is primarily a result of normal salary adjustments, financial planning and investment advisory commissions, and the addition of four employees in our new loan production office in York County, South Carolina partially offset by lower mortgage commissions and open positions. We had 242 full time equivalent employees at June 30, 2022 compared to 249 at June 30, 2021.
•	Occupancy expense increased $27 thousand to $1.5 million during the six months ended June 30, 2022 compared to $1.5 million during the same period in 2021 primarily related to some major maintenance projects, our new loan production office in York County, South Carolina, and higher janitorial services partially offset by lower bank premises taxes due to the sale of two bank owned properties in 2021.
•	Equipment expense increased $48 thousand to $661 thousand during the six months ended June 30, 2022 compared to $613 thousand during the same period in 2021 primarily due to increases in the ATM and security monitoring service agreements.
•	Marketing and public relations expense increased $98 thousand to $807 thousand during the six months ended June 30, 2022 compared to $709 thousand during the same period in 2021 due to larger media schedules including activity in our new York County, South Carolina market.
•	FDIC assessments declined $80 thousand to $235 thousand during the six months ended June 30, 2022 compared to $315 thousand during the same period in 2021 due to a reduction in our FDIC assessment rate.
•	Other real estate expenses declined $8 thousand to $76 thousand during the six months ended June 30, 2022 compared to $84 thousand during the same period in 2021 due to a $19 thousand write-down on one other real estate owned property during the six months ended June 30, 2022 compared $33 thousand on one property during the same period in 2021.
•	Amortization of intangibles declined $30 thousand to $79 thousand during the six months ended June 30, 2022 compared to $109 thousand during the same period in 2021.
•	Other expense increased $287 thousand to $4.5 million during the six months ended June 30, 2022 compared to $4.2 million during the same period in 2021.
o	ATM/debit card and data processing expense increased $227 thousand primarily due to higher ATM debit card customer activity, core processing system expenses, and enhanced technology solutions.
o	Fraud expense increased $119 thousand primarily related to an isolated fraud incident.
o	Travel, meals, and entertainment increased $35 thousand due to more in-person meetings from eased COVID-19 restrictions.
o	Courier expense increased $31 thousand due to higher fuel costs.
o	Legal and professional fees declined $78 thousand primarily due to lower legal, audit, and accounting fees.
o	Loan closing costs/fees declined $67 thousand due to lower mortgage loan processing costs.
43

The following is a summary of the components of other non-interest expense for the periods indicated:

	Six months ended
(Dollars in thousands)	June 30,
	2022	2021
ATM/debit card and data processing*	$2,042	$1,816
Telephone	166	190
Correspondent services	151	146
Insurance	172	159
Legal and professional fees	529	607
Investment advisory fees	212	210
Director fees	174	191
Shareholder expense	116	116
Dues	84	80
Loan closing costs/fees	98	165
Other	755	532
	$4,499	$4,212

*Data processing includes core processing, bill payment, online banking, remote deposit capture and postage costs for printing and mailing customer notices and statements

Income Tax Expense

We incurred income tax expense of $1.6 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively. Our effective tax rate was 19.5% and 21.0% for the six months ended June 30, 2022 and 2021, respectively. The reduction in the effective tax rate was primarily due to a $153 thousand non-recurring reduction to income tax expense during the six months ended June 30, 2022.

Comparison of Results of Operations for Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Net Income

Our net income for the three months ended June 30, 2022 was $3.1 million, or $0.41 diluted earnings per common share, as compared to $3.5 million, or $0.47 diluted earnings per common share, for the three months ended June 30, 2021. The $413 thousand decline in net income between the two periods is primarily due to a $409 thousand decline in non-interest income, a $310 thousand increase in non-interest expense, and a $41 thousand decline in net interest income partially offset by a $238 thousand reduction in provision for loan losses and a $109 thousand reduction in income tax expense partially.

•	The increase in net interest income results from an increase of $125.6 million in average earning assets partially offset by a 27 basis point decline in the net interest margin between the two periods.
•	The decline in non-interest income is primarily related to a decline in mortgage banking income of $662 thousand and gain (loss) on sale of other assets of $45 thousand partially offset by increases in investment advisory fees non-deposit commissions of $238 thousand, deposit service charges of $50 thousand, and other non-recurring income of $5 thousand,
o	We recorded $5 thousand in other non-recurring income related to gains on insurance proceeds during the three months ended June 30, 2022.
•	The reduction in provision for loan losses is primarily related to a decrease in our COVID-19 qualitative factor in our allowance for loan losses methodology and net recoveries during the three months ended June 30, 2022 partially offset by increases in our economic conditions qualitative factor due to inflation, supply chain bottlenecks, labor shortages in certain industries; by an increase in our change in total of past due, rated, and non-accrual loans qualitative factor due to a $4.1 million loan being moved to non-accrual status in June 2022; and by loan growth.
•	The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $227 thousand, increased occupancy expense of $52 thousand, and increased marketing and public relations expense of $133 thousand partially offset by lower FDIC assessment of $41 thousand, lower other real estate expenses of $26 thousand, lower amortization of intangibles of $12 thousand, and lower other expenses of $14 thousand.
•	Our effective tax rate was 20.6% during the three months ended June 30, 2022 compared to 20.6% during the three months ended June 30, 2021.
44

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

Please refer to the table at the end of this Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the average yields on assets and average rates on interest-bearing liabilities during the three-month periods ended June 30, 2022 and 2021, along with average balances and the related interest income and interest expense amounts.

Net interest income declined $41 thousand, or 0.4%, to $11.1 million for the three months ended June 30, 2022 from $11.1 million for the three months ended June 30, 2021. Our net interest margin declined by 27 basis points to 2.90% during the three months ended June 30, 2022 from 3.17% during the three months ended June 30, 2021. Our net interest margin, on a taxable equivalent basis, was 2.93% for the three months ended June 30, 2022 compared to 3.20% for the three months ended June 30, 2021. Average earning assets increased $125.6 million, or 8.9%, to $1.5 billion for the three months ended June 30, 2022 compared to $1.4 billion in the same period of 2021.

•	The increase in net interest income was primarily due to a higher level of average earning assets partially offset by lower net interest margin.

•	The increase in average earning assets was due to increases in non-PPP loans and securities partially offset by declines in PPP loans and other short-term investments.

•	Although market interest rates have increased in 2022, the decline in net interest margin was primarily due to the Federal Reserve reducing the target range of the federal funds rate two times totaling 150 basis points during the first quarter of 2020 and the excess liquidity generated from PPP loan proceeds, other stimulus funds related to the COVID-19 pandemic, and organic deposit growth being deployed in lower yielding securities.

•	Interest income on PPP loans declined to $1 thousand during the three months ended June 30, 2022 from $756 thousand during the three months ended June 30, 2021 due to a reduction in PPP loans.

•	Low market rates, the competitive loan pricing environment, the COVID-19 pandemic, and a larger percent of our earning assets in lower yielding securities and other short-term investments put downward pressure on our net interest margin during 2021 and the first six months of 2022 even though interest rates have increased starting in March 2022.

•	Interest income on variable rate collateralized mortgage obligations, primarily consisting of GNMA home equity conversion mortgages, declined $467 thousand to negative interest income of $202 thousand during the three months ended June 30, 2022 from positive interest income of $265 thousand during the same period in 2021.

o	This decline was due to an increase in prepayments, which resulted in accelerated amortization of the premium on these investments. Also, a $4.1 million loan was moved to non-accrual status in June 2022, which resulted in a $51 thousand reversal to interest income in June 2022.

Average loans increased $1.0 million, or 0.1%, to $896.6 million for the three months ended June 30, 2022 from $895.6 million for the same period in 2021. Average PPP loans declined $55.3 million and average Non-PPP loans increased $56.4 million to $256 thousand and $896.4 million, respectively, for the three months ended June 30, 2022. Average loans represented 58.6% of average earning assets during the three months ended June 30, 2022 compared to 63.8% of average earning assets during the same period in 2021. The decline in average loans as a percentage of average earning assets was primarily due to increases in deposits of $142.9 million and securities sold under agreements to repurchase of $11.7 million; and a $55.3 million reduction in average PPP loans. The $154.6 million growth in our deposits and securities sold under agreements to repurchase compared to the $1.0 million increase in our loans resulted in the excess funds being deployed in our securities portfolio. The yield on loans declined 20 basis points to 4.16% during the three months ended June 30, 2022 from 4.36% during the same period in 2021. The yield on Non-PPP loans was 4.16% during the three months ended June 30, 2022. Average securities for the three months ended June 30, 2022 increased $129.6 million, or 30.1%, to $560.4 million from $430.9 million during the same period in 2021. Other short-term investments declined $4.9 million to $72.8 million during the three months ended June 30, 2022 from $77.8 million during the same period in 2021 due to the deployment of lower yielding other short-term investments into higher yielding securities. The yield on our securities portfolio declined to 1.47% for the three months ended June 30, 2022 from 1.76% for the same period in 2021. These declines were primarily related to the reduction in interest income on variable rate collateralized mortgages and the low interest rate environment described above. The yield on our other short-term investments increased to 0.88% for the three months ended June 30, 2022 from 0.15% for the same period in 2021 due to the following Federal Open Market Committee (FOMC) increases in the target range of federal funds during the first six months of 2022:

-	0.25% on March 16, 2022;
-	0.50% on May 4, 2022; and
-	0.75% on June 15, 2022.

The target range of federal funds was 1.50% - 1.75% at June 30, 2022 compared to 0.25% - 0.50% at March 31, 2022 compared to 0.00% - 0.25% at December 31, 2021 and June 30, 2021.

The yield on earning assets for the three months ended June 30, 2022 and 2021 were 3.02% and 3.33%, respectively.

The cost of interest-bearing liabilities was at 18 basis points during the three months ended June 30, 2022 compared to 24 basis points during the same period in 2021. The cost of deposits, including demand deposits, was nine basis points during the three months ended June 30, 2022 compared to 14 basis points during the same period in 2021. The cost of funds, including demand deposits, was 12 basis points during the three months ended June 30, 2022 compared to 17 basis points during the same period in 2021. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, IRAs, and customer cash management repurchase agreements) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the three months ended June 30, 2022, these deposits averaged 91.9% of total deposits as compared to 90.4% during the same period of 2021.

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended June 30, 2022 was $3.0 million compared to $3.4 million during the same period in 2021. Deposit service charges increased $50 thousand to $262 thousand during the three months ended June 30, 2022 from $212 thousand during the same period in 2021 primarily due to higher non-sufficient funds (NSF) and overdraft fees. Effective July 1, 2022, we increased the NSF de minimis to $50 from $5 and reduced our maximum fee per day to $140 from $210, each of which will impact our future aggregate deposit service charges. Mortgage banking income declined by $662 thousand to $481 thousand during the three months ended June 30, 2022 from $1.1 million during the same period in 2021. Mortgage production during the three months ended June 30, 2022 was $21.0 million, $16.0 million of the production was originated to be sold in the secondary market and $5.0 million of the production was originated as adjustable rate mortgage (ARM) loans for our loans held-for-investment portfolio, compared to $33.7 million, which was all produced to be sold in the secondary market during the same period in 2021. The gain on sale margin increased to 3.01% during the three months ended June 30, 2022 from 2.32% during the same period in 2021. The reduction in mortgage production was primarily due to a higher interest rate environment and low housing inventory. With the headwinds of rising interest rates, we began to market an ARM product during the second quarter of 2022 to provide borrowers with an alternative to fixed rate mortgages and to help offset anticipated mortgage production challenges. Currently, we are offering 5/1, 7/1, and 10/1 ARM loans that are originated for our loans held-for-investment portfolio. As these ARM loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income.

Investment advisory fees increased $238 thousand to $1.2 million during the three months ended June 30, 2022 from $1.0 million during the same period in 2021. Total assets under management declined to $524.3 million at June 30, 2022 compared to $650.9 million at December 31, 2021, and from $577.5 million at June 30, 2021. While revenue in our financial planning and investment management line of business increased during the three months ended June 30, 2022 compared to the same period in 2021, assets under management (AUM) have declined due to the stock market performance in the first six months of 2022. Our investment advisory fees trail changes in AUM, therefore, we anticipate that these fees will decline during the third quarter of 2022. Management continues to focus on both the mortgage banking income as well as the investment advisory fees and commissions. Gain (loss) on sale of other assets was a loss of $45 thousand during the three months ended June 30, 2022 compared to zero during the same period in 2021. The $45 thousand loss on sale of other assets was related to the sale of one other real estate owned property during the three months ended June 20, 2022.

Non-interest income, other increased $10 thousand during the three months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in other non-recurring income of $5 thousand related to gains on insurance proceeds during the three months ended June 30, 2022.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Three months ended June 30,
	2022	2021
ATM debit card income	$699	$696
Income on bank owned life insurance	179	179
Rental income	82	78
Other service fees and safe deposit box fees	62	57
Wire transfer fees	34	30
Other	60	66
Total	$1,116	$1,106

Non-interest expense increased $310 thousand during the three months ended June 30, 2022 to $10.2 million compared to $9.9 million during the same period in 2021. The $310 thousand increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $227 thousand, increased occupancy expense of $52 thousand, and increased marketing and public relations expense of $133 thousand, partially offset by a lower FDIC assessment of $41 thousand, lower other real estate expenses of $26 thousand, lower amortization of intangibles of $12 thousand, lower equipment expense of $9 thousand, and lower other expenses of $14 thousand.

•	Salary and benefit expense increased $227 thousand to $6.2 million during the three months ended June 30, 2022 from $5.9 million during the same period in 2021. This increase is primarily a result of normal salary adjustments, financial planning and investment advisory commissions, and the addition of four employees in our new loan production office in York County, South Carolina partially offset by lower mortgage commissions and open positions. We had 242 full time equivalent employees at June 30, 2022 compared to 249 at June 30, 2021.
•	Occupancy expense increased $52 thousand to $786 thousand during the three months ended June 30, 2022 compared to $734 thousand during the same period in 2021 primarily related to some major maintenance projects and our new loan production office in York County, South Carolina partially offset by lower janitorial services and lower bank premises taxes due to the sale of two bank owned properties in 2021.
•	Equipment expense declined $9 thousand to $329 thousand during the three months ended June 30, 2022 compared to $338 thousand during the same period in 2021.
•	Marketing and public relations expense increased $133 thousand to $446 thousand during the three months ended June 30, 2022 compared to $313 thousand during the same period in 2021 due to larger media schedules including activity in our new Piedmont Region.
•	FDIC assessments declined $41 thousand to $105 thousand during the three months ended June 30, 2022 compared to $146 thousand during the same period in 2021 due to a reduction in our FDIC assessment rate.
•	Other real estate expenses declined $26 thousand to $29 thousand during the three months ended June 30, 2022 compared to $55 thousand during the same period in 2021 due to $33 thousand in write-downs on one property during the three months ended June 30, 2021.
•	Amortization of intangibles declined $12 thousand to $40 thousand during the three months ended June 30, 2022 compared to $52 thousand during the same period in 2021.
•	Other expense declined $14 thousand to $2.3 million during the three months ended June 30, 2022 compared to $2.3 million during the same period in 2021.
o	ATM/debit card and data processing expense increased $76 thousand primarily due to higher ATM debit card customer activity, core processing system expenses, and enhanced technology solutions.
o	Operating errors and fraud expense increased $19 thousand.
o	Travel, meals, and entertainment increased $21 thousand due to more in-person meetings from eased COVID-19 restrictions.
o	Contributions increased $13 thousand.
o	Professional fees declined $72 thousand primarily due higher legal and other professional fees.
o	Loan closing costs/fees declined $58 thousand due to lower mortgage loan processing costs.
o	Other Director benefits declined $28 thousand.
o	Telephone expense declined $15 thousand.
47

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Three months ended
	June 30,
	2022	2021
ATM/debit card and data processing*	$1,036	$960
Telephone	86	101
Correspondent services	80	75
Insurance	86	79
Legal and professional fees	272	344

Investment advisory fees	98	97
Director fees	97	96
Shareholder expense	65	67
Dues	42	40
Loan closing costs/fees	62	115
Other	354	318
	$2,278	$2,292

 *Data processing includes core processing, bill payment, online banking, remote deposit capture and postage costs for printing and mailing customer notices and statements

Financial Position

Assets totaled $1.7 billion at June 30, 2022 and $1.6 billion at December 31, 2021. Loans (excluding loans held-for-sale) increased $52.6 million to $916.3 million at June 30, 2022 from $863.7 million at December 31, 2021.

Total loan production excluding PPP loans and a PPP related credit facility was $80.3 million during the three months ended June 30, 2022 and $135.6 million during the six months ended June 30, 2022 compared to $61.1 million and $101.3 million during the same periods in 2021. Loans held-for-sale declined to $4.5 million at June 30, 2022 from $7.1 million at June 30, 2021. Mortgage production during the three months ended June 30, 2022 was $21.0 million, $16.0 million of the production was originated to be sold in the secondary market and $5.0 million of the production was originated as adjustable rate mortgage (ARM) loans for our loans held-for-investment portfolio, compared to $33.7 million, which was all produced to be sold in the secondary market during the same period in 2021. Mortgage production during the six months ended June 30, 2022 was $51.0 million, $45.9 million of the production was originated to be sold in the secondary market and $5.0 million of the production was originated as ARM loans for our loans held-for-investment portfolio, compared to $76.4 million, which was all produced to be sold in the secondary market during the same period in 2021. The loan-to-deposit ratio (including loans held-for-sale) at June 30, 2022 and December 31, 2021 was 62.7% and 64.0%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at June 30, 2022 and December 31, 2021 was 62.4% and 63.4%, respectively.

Investment securities increased to $572.9 million at June 30, 2022 from $566.6 million at December 31, 2021. On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $16.6 million ($13.1 million net of tax) at June 30, 2022. With the addition of other purchased investments classified as HTM during the three months ended June 30, 2022, our HTM investments totaled $233.7 million and represented approximately 41% of our total investments at June 30, 2022. Our AFS investments totaled $337.3 million with a modified duration of 2.84 at June 30, 2022. Other short-term investments increased to $76.9 million at June 30, 2022 from $47.0 million at December 31, 2021. The increases in investments and other short-term investments are primarily due to organic deposit growth and excess liquidity from customer’s PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic.

Non-PPP loans increased $53.8 million to $916.1 million at June 30, 2022 from $862.2 million at December 31, 2021. PPP loans declined $1.2 million to $269 thousand at June 30, 2022 from $1.5 million at December 31, 2021. During 2020 and 2021, we originated 1,417 PPP loans totaling $88.5 million, which includes 843 PPP loans totaling $51.2 million originated in 2020 and 574 PPP loans totaling $37.3 million originated in 2021. Furthermore, during 2020, we facilitated the origination of 111 PPP loans totaling $31.2 million for our customers through a third party prior to establishing our own PPP platform. As of June 30, 2022, 1,414 PPP loans totaling $88.2 million (843 PPP loans totaling $51.2 million originated in 2020 and 571 PPP loans totaling $37.0 million originated in 2021) were forgiven through the SBA PPP forgiveness process.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(Dollars in thousands)	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Commercial, financial & agricultural	$69,989	7.6%	$69,952	8.1%
Real estate:
Construction	94,159	10.3%	94,969	11.0%
Mortgage – residential	46,767	5.1%	45,498	5.3%
Mortgage – commercial	662,779	72.3%	617,464	71.5%
Consumer:
Home Equity	27,348	3.0%	27,116	3.1%
Other	15,290	1.7%	8,703	1.0%
Total gross loans	916,332	100.0%	863,702	100.0%
Allowance for loan losses	(11,220)		(11,179)
Total net loans	$905,112		$852,523

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

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at June 30, 2022.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	June 30, 2022
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen years	Over Fifteen Years	Total
Commercial, financial and agricultural	$7,115	$38,789	$24,085	$0	$69,989
Real estate:
Construction	36,149	29,187	28,823	0	94,159
Mortgage-residential	1,541	15,002	2,834	27,390	46,767
Mortgage-commercial	44,907	383,672	231,092	3,108	662,779
Consumer:
Home equity	1,645	7,418	18,285	0	27,348
Other	2,652	11,952	288	398	15,290
Total	$94,009	$486,020	$305,407	$30,896	$916,332

Loans maturing after one year with:

Variable Rate	$86,024
Fixed Rate	736,299
$822,323

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities Maturity Distribution and Yields

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of Available-For-Sale securities held at June 30, 2022:

(In thousands)	Within One Year		Over One Year and less than Five		Over Five Years and less than Ten		Over Ten years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—	$44,703	1.67%	15,750	1.21%	$—	—
Government sponsored enterprises	2,500	0.58%	—	—	—	—	—	—
Small Business Administration pools	801	0.09%	22,787	2.12%	2,242	2.37%	—	—
Mortgage-backed securities	3,531	0.22%	101,910	-0.05%	126,334	2.14%	24,953	2.42%
State and local government	—	—	—	—	—	—	—	—
Corporate and other securities	—	—	5,777	4.18%	2,984	4.19%	9	3.70%
Total investment securities available-for-sale	$6,832	0.33%	$175,177	0.81%	$147,310	2.09%	$24,962	2.42%
50

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of Available-For-Sale securities held at December 31, 2021:

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

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of Held-To-Maturity securities held at June 30, 2022:

(In thousands)	Within One Year		Over One Year and less than Five		Over Five Years and less than Ten		Over Ten years
Held-To-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—	$—	—	—	—	$—	—
Government sponsored enterprises	—	—	—	—	—	—	—	—
Small Business Administration pools	—	—	—	—	—	—	—	—
Mortgage-backed securities	10,861	2.45%	51,311	3.01%	64,227	2.28%	4,809	3.59%
State and local government	1,532	1.51%	15,717	2.53%	53,573	3.29%	31,700	3.77%
Corporate and other securities	—	—	—	—	—	—	—	—
Total investment securities held-to-maturity	$12,393	2.33%	$67,028	2.90%	$117,800	2.74%	$36,509	3.74%

Deposits increased $107.7 million to $1.5 billion at June 30, 2022 compared to $1.4 billion at December 31, 2021. Our pure deposits, which are defined as total deposits less certificates of deposits plus customer cash management repurchase agreements, increased $132.9 million to $1.4 billion at June 30, 2022 from $1.3 billion at December 31, 2021. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. We had no brokered deposits and no listing services deposits at June 30, 2022. Our securities sold under agreements to repurchase, which are related to our customer cash management accounts and included in pure deposits, increased $17.6 million to $71.8 million at June 30, 2022 from $54.2 million at December 31, 2021.

The following table sets forth the deposits by category:

	June 30,		December 31,
	2022		2021
		% of		% of
(In thousands)	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$476,024	32.4%	$444,688	32.6%
Interest bearing checking accounts	357,326	24.3%	331,638	24.4%
Money market accounts	314,980	21.5%	287,419	21.1%
Savings accounts	170,557	11.6%	143,765	10.6%
Time deposits less than $100,000	71,552	4.9%	74,489	5.5%
Time deposits more than $100,000	78,536	5.3%	79,292	5.8%
	$1,468,975	100.0%	$1,361,291	100.0%

Maturities of Certificates of Deposit and Other Time Deposit of $250,000 or More

At June 30, 2022, time deposits in excess of the FDIC insurance limit were as follows:

	June 30, 2022
	Within Three	After Three Through	After Six Through	After Twelve
(In thousands)	Months	Six Months	Twelve Months	Months	Total
Time deposits of $250,000 or more	$5,240	$9,832	$9,560	$4,484	$29,116

Total uninsured deposits amounted to $454.5 million and $392.2 million at June 30, 2022 and December 31, 2021, respectively.

At December 31, 2021, time deposits in excess of the FDIC insurance limit were as follows:

	December 31, 2021
	Within Three	After Three Through	After Six Through	After Twelve
(In thousands)	Months	Six Months	Twelve Months	Months	Total
Time deposits of $250,000 or more	$5,836	$5,899	$4,208	$11,955	$27,898

Total shareholders’ equity declined $23.4 million, or 16.6%, to $117.6 million at June 30, 2022 from $141.0 million at December 31, 2021. The $23.4 million decline in shareholders’ equity was due to a $29.8 million reduction in accumulated other comprehensive income (loss) partially offset by a $4.6 million increase in retention of earnings less dividends paid, the transfer of $1.2 million in deferred board compensation stock units from other liabilities to shareholders’ equity, the transfer of $0.2 million in restricted stock units from other liabilities to shareholder’s equity, a $0.2 million increase due to employee and director stock awards, and a $0.2 million increase due to dividend reinvestment plan (DRIP) purchases. The decline in accumulated other comprehensive income was due to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity. On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $16.6 million ($13.1 million net of tax) at June 30, 2022. With the addition of other purchased investments classified as HTM during the three months ended June 30, 2022, our HTM investments totaled $233.7 million and represented approximately 41% of our total investments at June 30, 2022. Our AFS investments totaled $337.3 million with a modified duration of 2.84 at June 30, 2022.

On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2021 Repurchase Plan”). No repurchases were made under the 2021 Repurchase Plan prior to its expiration at the market close on March 31, 2022. On April 20, 2022, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2022 Repurchase Plan”), which represented approximately 5% of our 7,566,633 shares outstanding as of June 30, 2022. No repurchases have been made under the 2022 Repurchase Plan. The 2022 Repurchase Plan expires at the market close on December 31, 2023.

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at June 30, 2022 and December 31, 2021 over the subsequent 12 months. At June 30, 2022 and December 31, 2021, we are asset sensitive. As a result, our modeling reflects an increase in net interest income in a rising interest rate environment and a reduction in net interest income in a declining interest rate environment. In a declining rate environment, the decline in net interest income is primarily due to the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	June 30, 2022	December 31, 2021
+200bp	+1.53%	+3.04%
+100bp	+0.96%	+2.12%
Flat	—	—
-100bp	+0.28%	-5.12%
-200bp	-7.11%	-9.81%

During the second 12-month period after 100 basis point and 200 basis point simultaneous and parallel increases in interest rates along the entire yield curve, our net interest income is projected to increase 5.08% and 9.87%, respectively, at June 30, 2022 compared to 7.82% and 15.00%, respectively, at December 31, 2021.

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At June 30, 2022 and December 31, 2021, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 3.88% and 9.73%, respectively. The PVE exposure in a down 100 basis point decrease was estimated to be (5.46)% at June 30, 2022 compared to (9.86)% at December 31, 2021.

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

We had no brokered deposits and no listing services deposits at June 30, 2022. We believe that we have ample liquidity to meet the needs of our customers through our low cost deposits, our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, and our ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank. Shareholders’ equity declined to 7.0% of total assets at June 30, 2022 from 8.9% at December 31, 2021 due to total asset growth of $100.3 million compared to total shareholders’ equity decline of $23.4 million. The growth in total assets was primarily due to excess liquidity from customer’s PPP loans, other stimulus funds related to the COVID-19 pandemic, organic deposit growth, and loan growth. The $23.4 million decline in shareholders’ equity was due to a $29.8 million reduction in accumulated other comprehensive income (loss) partially offset by a $4.6 million increase in retention of earnings less dividends paid, the transfer of $1.2 million in deferred board compensation stock units from other liabilities to shareholders’ equity, the transfer of $0.2 million in restricted stock units from other liabilities to shareholder’s equity, a $0.2 million increase due to employee and director stock awards, and a $0.2 million increase due to dividend reinvestment plan (DRIP) purchases. The decline in accumulated other comprehensive income was due to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity. On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $16.6 million ($13.1 million net of tax) at June 30, 2022. With the addition of other purchased investments classified as HTM during the three months ended June 30, 2022, our HTM investments totaled $233.7 million and represented approximately 41% of our total investments at June 30, 2022. Our AFS investments totaled $337.3 million with a modified duration of 2.84 at June 30, 2022. The Bank maintains federal funds purchased lines in the total amount of $60.0 million with two financial institutions, although these were not utilized at June 30, 2022, and $10 million through the Federal Reserve Discount Window. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2022, we had issued commitments to extend unused credit of $145.5 million, including $44.4 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2021, we had issued commitments to extend unused credit of $137.4 million, including $42.9 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2023 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. We are currently (i) evaluating the impact the CECL model will have on our accounting, (ii) planning for the transition, and (iii) expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first quarter of 2023—the first reporting period in which the new standard is effective. At this time, we cannot yet reasonably determine the magnitude of such one-time cumulative adjustment, if any, or of the overall impact of the new standard on our business, financial condition or results of operations.

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

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of June 30, 2022, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

Dollars in thousands		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
June 30, 2022
Leverage Ratio	8.34%	5.00%	4.00%	$55,190	$71,734
Common Equity Tier 1 Capital Ratio	13.47%	6.50%	4.50%	71,370	91,844
Tier 1 Capital Ratio	13.47%	8.00%	6.00%	56,015	76,489
Total Capital Ratio	14.57%	10.00%	8.00%	46,761	67,235
December 31, 2021
Leverage Ratio	8.45%	5.00%	4.00%	$54,297	$70,021
Common Equity Tier 1 Capital Ratio	13.97%	6.50%	4.50%	71,086	90,111
Tier 1 Capital Ratio	13.97%	8.00%	6.00%	56,817	75,843
Total Capital Ratio	15.15%	10.00%	8.00%	48,971	67,996

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.34%, 13.47% and 14.57%, respectively, at June 30, 2022 as compared to 8.45%, 13.97%, and 15.15%, respectively, at December 31, 2021. The Bank’s Common Equity Tier 1 ratio at June 30, 2022 was 13.47% and at December 31, 2021 was 13.97%. Under the Basel III rules, we anticipate that the Bank will remain a well capitalized institution for at least the next 12 months. Furthermore, based on our strong capital, conservative underwriting, and internal stress testing, we believe that we will have access to adequate capital to support the long-term operations of the Bank. However, the Bank’s reported and regulatory capital ratios could be adversely impacted by future credit losses related to an economic recession.

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the second quarter of 2022 of $0.13 per common share. This dividend is payable on August 16, 2022 to shareholders of record of our common stock as of August 2, 2022.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans
PPP loans	$432	$46	21.47%	$55,570	$1,440	5.23%
Non-PPP loans	886,108	18,261	4.16%	835,451	17,751	4.28%
Total loans	886,540	18,307	4.16%	891,021	19,191	4.34%
Non-taxable securities	52,352	755	2.91%	55,033	776	2.84%
Taxable securities	513,740	3,453	1.36%	347,228	2,852	1.66%
Int bearing deposits in other banks	70,011	193	0.56%	77,412	63	0.16%
Fed funds sold	9	—	0.00%	1,131	—	0.00%
Total earning assets	1,522,652	22,708	3.01%	1,371,825	22,882	3.36%
Cash and due from banks	28,444			21,797
Premises and equipment	32,581			34,227
Goodwill and other intangibles	15,516			15,700
Other assets	45,171			38,683
Allowance for loan losses	(11,218)			(10,548)
Total assets	$1,633,146			$1,471,684

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$337,059	$90	0.05%	$291,511	$109	0.08%
Money market accounts	304,387	228	0.15%	261,137	250	0.19%
Savings deposits	150,039	42	0.06%	129,223	38	0.06%
Time deposits	152,213	282	0.37%	159,724	570	0.72%
Fed funds purchased	—	—	NA	—	—	NA
Securities sold under agreements to repurchase	77,308	47	0.12%	61,878	47	0.15%
Other short-term debt	—	—	NA	—	—	NA
Other long-term debt	14,964	235	3.17%	14,964	209	2.82%
Total interest-bearing liabilities	1,035,970	924	0.18%	918,437	1,223	0.27%
Demand deposits	457,842			405,209
Other liabilities	12,736			12,637
Shareholders’ equity	126,598			135,401
Total liabilities and shareholders’ equity	$1,633,146			$1,471,684

Cost of deposits, including demand deposits			0.09%			0.16%
Cost of funds, including demand deposits			0.12%			0.19%
Net interest spread			2.83%			3.09%
Net interest income/margin		$21,784	2.89%		$21,659	3.18%
Net interest income/margin (tax equivalent)		$22,044	2.92%		$21,890	3.22%
59

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and

Rates on Average Interest-Bearing Liabilities

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans
PPP loans	$256	$1	1.57%	$55,599	$756	5.45%
Non-PPP loans	896,363	9,303	4.16%	840,013	8,985	4.29%
Total loans	896,619	9,304	4.16%	895,612	9,741	4.36%
Non-taxable securities	52,064	375	2.89%	54,791	387	2.83%
Taxable securities	508,353	1,674	1.32%	376,074	1,507	1.61%
Int bearing deposits in other banks	72,813	160	0.88%	76,242	29	0.15%
Fed funds sold	3	—	0.00%	1,517	—	0.00%
Total earning assets	1,529,852	11,513	3.02%	1,404,236	11,664	3.33%
Cash and due from banks	28,379			25,128
Premises and equipment	32,442			34,105
Goodwill and other intangibles	15,496			15,674
Other assets	48,950			39,235
Allowance for loan losses	(11,211)			(10,670)
Total assets	$1,643,908			$1,507,708

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$342,289	$45	0.05%	$305,393	$51	0.07%
Money market accounts	313,141	117	0.15%	267,788	109	0.16%
Savings deposits	154,687	22	0.06%	132,429	19	0.06%
Time deposits	151,549	125	0.33%	159,133	269	0.68%
Fed funds purchased	—	—	NA	2	—	0.00%
Securities sold under agreements to repurchase	72,120	22	0.12%	60,468	19	0.13%
Other short-term debt	—	—	NA	—	—	NA
Other long-term debt	14,964	131	3.51%	14,964	105	2.81%
Total interest-bearing liabilities	1,048,750	462	0.18%	940,177	572	0.24%
Demand deposits	466,309			420,358
Other liabilities	12,782			11,950
Shareholders’ equity	116,067			135,223
Total liabilities and shareholders’ equity	$1,643,908			$1,507,708

Cost of deposits, including demand deposits			0.09%			0.14%
Cost of funds, including demand deposits			0.12%			0.17%
Net interest spread			2.84%			3.09%
Net interest income/margin		$11,051	2.90%		$11,092	3.17%
Net interest income/margin (tax equivalent)		$11,180	2.93%		$11,215	3.20%
60

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Six Months Ended June 30,
	2022 versus 2021
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$(96)	$(788)	$(884)
Non-taxable securities	(38)	17	(21)
Taxable securities	1,187	(586)	601
Interest bearing deposits in other banks	(7)	137	130
Total interest income	1,046	(1,220)	(174)

Interest expense:
Interest-bearing transaction accounts	15	(34)	(19)
Money market accounts	38	(60)	(22)
Savings deposits	6	(2)	4
Time deposits	(26)	(262)	(288)
Securities sold under agreements to repurchase	10	(10)	—
Other long-term debt	—	26	26
Total interest expense	43	(342)	(299)
Total net interest income	$1,003	$(878)	$125

	Three Months Ended June 30,
	2022 versus 2021
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$11	$(448)	$(437)
Non-taxable securities	(20)	8	(12)
Taxable securities	467	(300)	167
Interest bearing deposits in other banks	(1)	132	131
Total interest income	457	(608)	(151)

Interest expense:
Interest-bearing transaction accounts	6	(12)	(6)
Money market accounts	17	(9)	8
Savings deposits	3	—	3
Time deposits	(12)	(132)	(144)
Securities sold under agreements to repurchase	4	(1)	3
Other long-term debt	—	26	26
Total interest expense	18	(128)	(110)
Total net interest income	$439	$(480)	$(41)

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
61

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, during the three and six months ended June 30, 2022, we credited an aggregate of 1,698 and 4,681 deferred stock units, respectively, to accounts for directors who elected to defer monthly fees. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.
(b)	Not Applicable.
(c)	No share repurchases were made during the three months and six months ended June 30, 2022; however, zero and 2,065 shares were withheld to satisfy tax withholding obligations applicable to the vesting of restricted stock during the three months and six months ended June 30, 2022. On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2021 Repurchase Plan”). No repurchases were made under the 2021 Repurchase Plan prior to its expiration at the market close on March 31, 2022. On April 20, 2022, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2022 Repurchase Plan”), which represented approximately 5% of our 7,566,633 shares outstanding as of June 30, 2022. The 2022 Repurchase Plan expires at the market close on December 31, 2023.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

63

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 22, 2019).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language; (i) Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
64

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: August 10, 2022	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
65