Form 10-K
period 2022-12-31
FIRST COMMUNITY CORP /SC/
filed 2023-03-22
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $139,330,033 based on the closing price of $19.17 on June 30, 2022, as reported on The NASDAQ Capital Market. 7,591,095 shares of the registrant’s common stock were issued and outstanding as of March 22, 2023.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and the business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission (the “SEC”) and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, write-down assets, or take other actions;
•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets, and that could reduce anticipated or actual margins; temporarily reduce the market value of our available-for-sale investment securities and temporarily reduce accumulated other comprehensive income or increase accumulated other comprehensive loss, which temporarily could reduce shareholders’ equity;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation, including the impact of inflation on us, including a decrease in demand for new mortgage loan and commercial real estate loan originations and refinancings, an increase in competition for deposits, and an increase in non-interest expense, which may have an adverse impact on our financial performance;
•	changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;
•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
•	changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, and returns available to customers on alternative investments;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies, including potential changes in tax laws and regulations;
•	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;

•	our ability to retain our existing customers, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, the Russian invasion of Ukraine, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties described under “Risk Factors” below.

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

Economic and Geographic-Related Risks

•	Our business may be adversely affected by economic conditions.

Credit and Interest Rate Risks

•	Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.
•	We may have higher loan losses than we have allowed for in our allowance for loan losses.
•	We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.
•	Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.
•	Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
•	Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.
•	Our underwriting decisions may materially and adversely affect our business.
•	We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.
•	If we fail to effectively manage credit risk, our business and financial condition will suffer.
•	Changes in prevailing interest rates may reduce our profitability.

Capital and Liquidity Risks

•	Changes in the financial markets could impair the value of our investment portfolio.
•	The Bank is subject to strict capital requirements, which could be amended to be more stringent, in the future.

Risks Related to Our Industry

•	Inflationary pressures and rising prices may affect our results of operations and financial condition.
•	The transition away from LIBOR could negatively impact our net interest income and require operational work.
•	Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
•	We could experience a loss due to competition with other financial institutions or nonbank companies.
•	We may be adversely affected by the soundness of other financial institutions.
•	Failure to keep pace with technological changes could adversely affect our business.
•	New lines of business or new products and services may subject us to additional risk.
•	Consumers may decide not to use banks to complete their financial transactions.

Risks Related to Our Strategy

•	We may be adversely affected by risks associated with future mergers and acquisitions, including execution risk, which could disrupt our business and dilute shareholder value.
•	We may be exposed to difficulties in combining the operations of acquired businesses into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.
•	New or acquired banking office facilities and other facilities may not be profitable.

Risks Related to Our Human Capital

•	We are dependent on key individuals, and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Operational Risks

•	A failure in, or breach of, our systems or infrastructure, or those of our vendors, including cyber-attacks, could disrupt our businesses, result in disclosure of confidential information, damage our reputation or increase our costs and losses.
•	We are at risk of increased losses from fraud.
•	Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.
•	If we fail to maintain our reputation, our performance may be materially adversely affected.

Legal, Accounting, Regulatory and Compliance Risks

•	We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.
•	Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.
•	We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.
•	Changes in accounting standards could materially affect our financial statements.
•	New accounting standards will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
•	The Federal Reserve may require us to commit capital resources to support the Bank.
•	We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
•	We are party to various claims and lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.
•	From time to time we are, or may become, involved in suits, legal proceedings, information-gatherings, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.
•	We could be adversely affected by changes in tax laws and regulations or the interpretations of such laws and regulations
•	Our ability to realize deferred tax assets may be reduced, which may adversely impact our results of operation.

Risks Related to an Investment In our Common Stock

•	Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.
•	Our stock price may be volatile, which could result in losses to our investors and litigation against us.
•	Future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline.
•	Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to us. If we have to issue shares of common stock, they will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.
•	Provisions of our articles of incorporation and bylaws, South Carolina law, and state and federal banking regulations, could delay or prevent a takeover by a third party.
•	An investment in our common stock is not an insured deposit.

General Risks

•	Increasing scrutiny and evolving expectations with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
•	Climate change could have a material adverse impact on us and our customers.
•	Our historical operating results may not be indicative of our future operating results.
•	A downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

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

We engage in a commercial banking business from our main office in Lexington, South Carolina and our 22 full-service offices located in: the Midlands of South Carolina, which includes Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices) and Kershaw County (1 office); the Upstate of South Carolina, which includes Greenville County (2 offices), Anderson County (1 office) and Pickens County (1 office); the Piedmont Region of South Carolina, which includes York County, South Carolina (1 office) and the Central Savannah River Area, which includes Aiken County, South Carolina (1 office); and in Augusta, Georgia, which includes Richmond County (2 offices) and Columbia County (1 office). In addition, we conducted business from a mortgage loan production office in Richland County, South Carolina until January 24, 2020, after which we consolidated such operations with other existing Bank offices. At December 31, 2022, we had approximately $1.7 billion in assets, $980.9 million in loans, $1.4 billion in deposits, and $118.4 million in shareholders’ equity.

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

Location and Service Area

The Bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professionals and individuals. We have a total of 13 full-service offices located in Richland, Lexington, Kershaw and Newberry Counties of South Carolina and the surrounding areas. We refer to these counties as the “Midlands” region of South Carolina. Lexington County is home to six of our branch offices. Richland County, in which we currently have four branches, is the second largest county in South Carolina. Columbia is located within Richland County and is South Carolina’s capital city and is geographically positioned in the center of the state between the industrialized Upstate region of South Carolina and the coastal city of Charleston, South Carolina. Intersected by three major interstate highways (I-20, I-77, and I-26), Columbia’s strategic location has contributed greatly to its commercial appeal and growth. With the acquisition of Savannah River Banking Company in 2014, we added a branch in Aiken, South Carolina and a branch in Augusta, Georgia (Richmond County). In 2016, we opened a loan production office in Greenville County, which we converted into a full-service office in February 2019. With the acquisition of Cornerstone Bancorp in 2017, we added a branch in each of Greenville, Pickens, and Anderson Counties of South Carolina. We refer to this three-county area as the “Upstate” region of South Carolina. In 2018, we opened a de novo branch in downtown Augusta, Georgia (Richmond County). In 2019, we opened a de novo branch in Evans, Georgia, a suburb of Augusta in Columbia County, Georgia. We refer to the three-county area of Aiken County (South Carolina), Richmond County (Georgia) and Columbia County (Georgia) as the “CSRA” region. On March 14, 2022, we opened a loan production office in York County, South Carolina. We converted this loan production office into a full-service banking office on October 20, 2022. We refer to York County, South Carlina and the surrounding area as the “Piedmont Region”.

The following table shows data as to deposits, market share and population for our four market areas (deposits in thousands):

	Total	Estimated	Total Market Deposits(2)	Our Market Deposits(2)
	Offices	Population(1)	June 30, 2022	June 30, 2022	Market Share
Midlands Region	13	831,330	$28,554,956	$1,108,244	3.88%
CSRA Region	4	542,030	$11,183,001	$183,666	1.64%
Upstate Region	4	886,885	$24,351,859	$181,521	0.75%
Piedmont Region(3)	1	296,452	$4,807,062	$0	0.00%

(1)	Population data is 2023 total population from S&P Global Market Intelligence.
(2)	All deposit data is based on June 30, 2022 data sourced from S&P Global Market Intelligence.
(3)	Our full-service banking office in the Piedmont Region opened on October 20, 2022.

We believe that we serve attractive banking markets with long-term growth potential and a well-educated employment base that helps to support our diverse and relatively stable local economy. According to S&P Global Market Intelligence, 2023 median household incomes for each of the counties in the regions noted above were as follows:

Richland County, SC	$62,424
Lexington County, SC	$70,718
Newberry County, SC	$55,766
Kershaw County SC	$60,911
Greenville County, SC	$72,007
Anderson County, SC	$61,342
Pickens County SC	$55,988
Aiken County SC	$60,219
Richmond County, GA	$50,229
Columbia County, GA	$101,286
York County, SC	$76,108

The county estimates noted above compare to 2023 statewide median household income estimates of $64,242 and $70,349 for South Carolina and Georgia, respectively. The principal components of the economy within our market areas are service industries, government and education, and wholesale and retail trade. The largest employers in the Midlands market area, each of which employs in excess of 3,000 people, include the State of South Carolina, Prisma Health, BlueCross BlueShield of SC, the University of South Carolina, the United States Department of the Army (Fort Jackson Army Base), Richland School District 1, Richland School District 2, Lexington Medical Center, Southeastern Freight Lines, Lexington County School District One, and Medical Services of America. The largest employers in our CSRA market area, each of which employs in excess of 3,000 people, include the U.S. Army Cyber Center of Excellence & Fort Gordon, Augusta University, NSA Augusta, Augusta University Hospitals, Richmond County School System, University Hospital, and the Department of Energy, Savannah River Site. The Upstate region major employers include, among others, Prisma Health, Greenville County Schools, BMW Manufacturing Corp., Michelin North America, Bon Secours St. Francis Health System, AnMed Health Medical Center, Clemson University, Duke Energy Corp., GE Power & Water, and the Greenville County Government. The Piedmont region major employers include, among others, Ross Stores, Inc. – Distribution, LPL Financial, Lash Group, Piedmont Medical Center, Comporium, Inc., and Schaeffler Group USA, Inc. We believe that this diversified economic base has reduced, and will likely continue to reduce, economic volatility in our market areas. Our markets have experienced economic and population growth over the past 10 years, and we expect that the area, as well as the service industry needed to support it, will continue to grow.

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

We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans, substantially all of which are sold into the secondary market. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general, we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. As a result, our lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. Based upon the capitalization of the Bank at December 31, 2022, the maximum amount we could lend to one borrower is $23.5 million. In addition, we may not make any loans to any director, officer, employee, or 10% shareholder of the Company or the Bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

Other bank services include internet banking, cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We offer non-deposit investment products and other investment brokerage services through a registered representative with an affiliation through LPL Financial. We are associated with Nyce and Plus networks of automated teller machines and MasterCard debit cards that may be used by our customers throughout South Carolina, Georgia and other regions. We also offer VISA and MasterCard credit card services through a correspondent bank as our agent.

We currently do not exercise trust powers, but we can begin to do so with the prior approval of our primary banking regulators, the FDIC and the S.C. Board.

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in our market areas. As of June 30, 2022, there were 25 financial institutions operating approximately 160 offices in the Midlands market, 20 financial institutions operating 93 branches in the CSRA market, 37 financial institutions operating 219 branches in the Upstate market, and 15 financial institutions operating 46 branches in the Piedmont market. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and Georgia. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Human Capital

At December 31, 2022, the company had 254 full-time, 7 part-time, and 8 seasonal/on-call employees.

We believe that our relationships with our employees are good and our employees are not represented by any collective bargaining group or agreement. Our company’s “Why”, which is “Impacting Lives for Success and Significance”, guides our approach to our relationships with employees. The foundations of these interactions are embedded in our cultural beliefs:

Everyone Matters - We value each of our employees for the unique contribution they make to the success of our company. While there are a variety of different positions in our company, each is an important and integral part of the work that we do. Every employee brings their own unique and diverse talents and experiences that enhance the culture of our bank and our work.

Spirit of Service - The energy and enthusiasm that our employees bring to their work creates a supportive work environment in which employees are available as a resource to one another. In addition to serving our fellow co-workers, we encourage our employees to serve our local communities. We offer company sponsored volunteer activities, as well as provide Volunteer PTO to allow employees to support causes that are close to their heart.

Honor and Integrity - Trust is at the foundation of all that we do. We have a Code of Conduct and Business Ethics that all employees and board members read and follow that sets clear expectations with regard to personal and professional behavior.

Strong Work Ethic - Our employees take pride in the quality of the work that they do. This commitment to excellence can be seen in the work that is completed and their interactions with their co-workers and customers. While we work hard, we also make time for some fun with employee events designed to offer the opportunity for relaxation and social interactions among co-workers.

Excellence with Humility - Our company is blessed with dedicated and talented employees, loyal customers, supportive communities and shareholders who invest in and believe in our vision. We are humbled by the success we have experienced and are grateful for all that we have accomplished. We approach our work with a sincere appreciation for the opportunity to serve all of our stakeholder groups and we recognize it is through our collective efforts that we have been successful.

Our ability to attract, develop and retain our strong employee base is integral to our ongoing success. We believe that a good “quality of life” at work is an important part of the overall employee experience and we are very intentional about nurturing a culture that allows employees to reach their potential and enjoy professional success while also enjoying the work that they do in a positive and supportive work environment grounded in our cultural beliefs.

While we believe that our corporate culture and work environment is a competitive advantage for our company, we also recognize that employees value and deserve competitive compensation packages. Our company offers competitive wages and benefits for our employees and we regularly benchmark our compensation to market. Our benefits package includes medical, dental, life, disability, vision and supplemental insurance options. We also offer retirement benefits with a 401(k) plan with matching and profit sharing. In addition, we offer a generous paid time off plan that includes paid holidays.

Our company encourages employees to continue on a lifelong trajectory of learning and we offer ongoing training to all employees through internal and external resources and encourage employees to continue with career development specific to their role to insure they stay current with the most up-to-date information and best practices. To develop our current and future leaders, our company created the First Community Bank Leadership Institute (FCBLI), an 18-month program that provides academic and experiential learning to teach and nurture leadership skills across our organization to support the bank now and in the future. The bank also supports the development of employees through external educational opportunities such as various bankers’ schools that offer multi-year development programs as well as short term training classes and industry conferences.

Information about the Executive Officers of First Community Corporation

Executive officers of First Community Corporation are elected by the board of directors annually and serve at the pleasure of the board of directors. The current executive officers, and persons chosen to become executive officers, and their ages, positions with us over the past five years, and terms of office as of March 22, 2023, are as follows:

Name (age)	Position and Five Year History with Company	With the Company Since
Michael C. Crapps (64)	Chief Executive Officer and President, Director	1994
John T. Nissen (61)	Chief Banking Officer; formerly Chief Commercial and Retail Banking Officer	1995
Robin D. Brown (55)	Chief Human Resources and Marketing Officer	1994
Tanya A. Butts (64)	Chief Operations Officer/Chief Risk Officer	2016
John F. (Jack) Walker (57)	Chief Credit Officer, formerly Senior Vice President and Loan Approval and Special Assets Officer	2009
D. Shawn Jordan (55)	Chief Financial Officer, formerly Executive Vice President	2019

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

Legislative and Regulatory Developments

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

The CARES Act was a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. There were a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic. Although these programs generally have expired, governmental authorities may take additional actions in the future to limit the adverse impact of any resurgence of COVID-19 on borrowers and tenants.

The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act of 2021, also permitted banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise had been characterized as troubled debt restructurings and suspended any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications were related to COVID-19, and (iii) the modification occurred between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

Capital and Related Requirements.

Regulatory capital rules known as the Basel III rules or Basel III, impose minimum capital requirements for bank holding companies and banks. Basel III was released in the form of enforceable regulations by each of the applicable federal bank regulatory agencies. Basel III is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies.” A small bank holding company is generally a qualifying bank holding company or savings and loan holding company with less than $3.0 billion in consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations—generally those organizations with $250 billion or more in total consolidated assets or $10 billion or more in total foreign exposures.

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

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted the credit impairment model, the Current Expected Credit Loss, or CECL, during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2023, we did not elect to utilize the five-year CECL transition.

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

Acquisition Activities.

The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. In addition, the prior approval of the FDIC is required for a bank to merge with another bank or purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the CRA.

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHCA and the Bank Merger Act and adopt a plan for revitalization of such practices. In December 2021, the U.S. Department of Justice (“DOJ”) (in consultation with the Federal Reserve, the OCC, and FDIC announced that it was seeking additional public comments on whether and how the DOJ should revise the 1995 Bank Merger Competitive Review Guidelines. The comment period closed on February 15, 2022. In March 2022, the FDIC published a Request for Information seeking information and comments regarding the laws, practices, rules, regulations, guidance, and statements of policy that apply to merger transactions involving one or more insured depository institutions, including the merger between an insured depository institution and a noninsured institution. In a May 2022 speech, the acting head of the OCC announced that he had asked his staff to work with DOJ and other federal banking agencies to review the agency’s frameworks to analyze bank mergers. In May 2022, the CFPB announced the establishment of an Office of Competition and Innovation.

There are many steps that must be taken by the agencies before any final changes to the framework for evaluating bank mergers can be implemented and the prospects for such action continue to be uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on our acquisition activities.

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

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal stockholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank.. On December 22, 2022, the federal banking agencies issued a revised interagency statement extending the temporary relief from such enforcement, which will expire on the sooner of January 1, 2024, or the effective date of a final Federal Reserve rule having a revision to Regulation O that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are insiders of a bank.

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

Prompt Corrective Action. The FDICIA established a “prompt corrective action” program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. The FDIC and the other federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines below the “Adequately Capitalized” level described below. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The FDIC’s regulations set forth five capital categories, each with specific regulatory consequences. The categories are:

•	Well Capitalized—The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
•	Adequately Capitalized—The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.
•	Undercapitalized—The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 4.5%, or (iv) has a leverage capital ratio of less than 4%.
•	Significantly Undercapitalized—The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 3%, or (iv) has a leverage capital ratio of less than 3%.
•	Critically Undercapitalized—The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

As of December 31, 2022, the Bank was deemed to be “well capitalized.”

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve has not joined the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021. On the same day that the OCC announced its plans to rescind the CRA final rule, the OCC, FDIC, and Federal Reserve announced that they are working together to “strengthen and modernize the rules implementing the CRA.” On May 5, 2022, the OCC, FDIC, and Federal Reserve released a notice of proposed rulemaking regarding the CRA and invited public comment on the proposed rules. The comment period closed on August 5, 2022. The proposed rules, among other things, seek to (i) expand access to credit, investment, and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency, and transparency, (iv) tailor CRA evaluations and data collection to bank size and type, and (v) maintain a unified approach among the bank regulatory agencies. The effects on the Company and the Bank of any potential change to the CRA rules will depend on the final form of any federal rulemaking and cannot be predicted at this time. Management will continue to evaluate any changes to the CRA’s regulations and their impact to the Company and the Bank.

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

In addition to prohibiting discrimination in credit transactions on the basis of prohibited factors, these laws and regulations can cause a lender to be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of persons. If a pattern or practice of lending discrimination is alleged by a regulator, then the matter may be referred by the agency to the DOJ for investigation. In December 2012, the DOJ and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations, and have generally committed to strengthen their coordination efforts.

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

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability-to-repay” test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages, including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence, and mortgage origination disclosures, which integrate existing requirements under TILA and RESPA; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; and (iv) comply with new disclosure requirements and standards for appraisals and certain financial products. In March 2022, the CFPB announced changes to its supervisory operations to scrutinize discriminatory conduct under the CFPB’s UDAAP powers to examine financial institution’s decision-making in advertising, pricing, and other areas to ensure that companies are testing for and eliminating illegal discrimination. In this supervisory notice, the CFPB expanded its UDAAP powers to create essentially a fair-lending style discrimination test outside of ECOA that applies to non-lending products. In October 2022, the CFPB issued Bulletin 2022-06 explaining that blanket policies of charging returned deposit item fees to consumers or all returned transactions irrespective of the circumstances or patterns of behavior on the account are likely unfair under the Consumer Financial Protection Act of 2010. The CFPB has also issued an advisory opinion prohibiting the collection of pay-to-pay fees (such as convenience fees), which are prohibited under the Fair Debt Collection Practices Act .

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

Following Russia’s invasion of Ukraine, OFAC took several sanctions related actions related to the Russian financial services sector pursuant to Executive Order 14024 beginning in February 2022 including: (i) a determination by the Secretary of the Treasury with respect to the financial services sector of the Russian Federation that authorizes sanctions against persons determined to operate or to have operated in that sector; (ii) correspondent or payable-through account and payment processing prohibitions on certain Russian financial institutions; (iii) the blocking of certain Russian financial institutions; (iv) expanding sovereign debt prohibitions to apply to new issuances in the secondary market; (v) prohibitions related to new debt and equity for certain Russian entities; and (vi) a prohibition on transactions involving certain Russian government entities, including the Central Bank of the Russian Federation. In March 2022, FinCEN issued an alert advising increased vigilance for potential Russian Sanctions Evasion Attempts. The Financial Action Task Force (“FATF”) continues to revise the list of high-risk jurisdictions. In October 2022, FATF removed Nicaragua and Pakistan from its lists of Jurisdictions under Increased Monitoring and added the Democratic Republic of the Congo, Mozambique, and Tanzania. The FATF also added Burma to the list of High-Risk Jurisdictions Subject to a Call for Action.

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

Consumers must be notified in the event of a data breach under applicable state laws. Multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 18, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule took effect on April 1, 2022 and banks and their service providers must have complied with the requirements of the rule by May 1, 2022. Effective December 9, 2022, the FTC’s amendments to GLBA’s Safeguards Rule went into effect requiring financial institutions to: (i) appoint a qualified individual to oversee and implement their information security programs; (ii) implement additional criteria for information security risk assessments; (iii) implement safeguards identified by assessments, including access controls, data inventory, data disposal, change management, and monitoring, among other things; (iv) implement information system monitoring in the form of either “continuous monitoring” or “periodic penetration testing;” (v) implement additional controls including training for security personnel, periodic assessment of service providers, written incident response plans, and  periodic reports from the qualified individual to the board of directors.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. On March 3, 2020, the FMOC decreased the federal funds target rate by 50 basis points to a target range of 1.00% to 1.25%; and on March 15, 2020, the FMOC decreased the federal funds target rate by 100 basis points to the target range of 0.00% to 0.25%. However, during 2022, market interest rates have increased significantly due to an increase in inflation. The Federal Open Market Committee (FOMC) made the following increases to the target range of federal funds during the twelve months of 2022:

-	0.25% on March 16, 2022;
-	0.50% on May 4, 2022;
-	0.75% on June 15, 2022;
-	0.75% on July 27, 2022;
-	0.75% on September 21, 2022;
-	0.75% on November 2, 2022; and
-	0.50% on December 14, 2022

The target range of federal funds was 4.25% - 4.50% at December 31, 2022 compared to 0.00% - 0.25% at both December 31, 2021 and December 31, 2020. Changes in market interest rates can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. Furthermore, changes in market interest rates can have a significant impact on the level of mortgage originations and related mortgage non-interest income.

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

In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, the Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. On September 30, 2018, the deposit insurance fund reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%. On reaching the minimum reserve ratio of 1.35%, FDIC regulations provided for two changes to deposit insurance assessments: (i) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) ceased; and (ii) small banks received assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. All remaining small bank credits were refunded on the September 30, 2020 assessment invoice effectively ending the application of small bank credits. Assessment rates are expected to decrease if the reserve ratio increases such that it exceeds 2%.

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

Incentive Compensation. In addition to the potential restrictions on discretionary bonus compensation under the Basel III rules, the federal bank regulatory agencies have issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should comply with the following principles: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The scope and content of federal bank regulatory agencies’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. In 2016, federal agencies proposed regulations which could significantly change the regulation of incentive compensation programs at financial institutions. The proposal would create four tiers of institutions based on asset size. Institutions in the top two tiers would be subject to rules much more detailed and proscriptive than are currently in effect. If interpreted aggressively by the regulators, the proposed rules could be used to prevent, as a practical matter, larger institutions from engaging in certain lines of business where substantial commission and bonus pool arrangements are the norm. In the 2016 proposal, the top two tiers included institutions with more than $50 billion of assets, which would not currently apply to us. We cannot predict what final rules may be adopted, nor how they may be implemented and, therefore, it cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees..

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

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act (i) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation and so-called “golden parachute” payments, (ii) enhances independence requirements for compensation committee members, (iii) requires the SEC to adopt rules directing national securities exchanges to establish listing standards requiring all listed companies to adopt incentive-based compensation clawback policies for executive officers, and (iv) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. The SEC has completed the bulk (although not all) of the rulemaking necessary to implement these provisions. However, on October 14, 2021, the SEC signaled a renewed interest in this rulemaking initiative by re-opening the comment period on a proposed rule issued originally in 2015 regarding clawbacks of incentive-based executive compensation. On October 26, 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (clawback) provisions of the Dodd-Frank Act. The final rules direct the stock exchanges to establish listing standards requiring listed companies to develop and implement a policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers and to satisfy related disclosure obligations. We are currently awaiting the final rules from The Nasdaq Stock Market, which are not expected to take effect until mid-2023 at the earliest.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, exceeding 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more in the preceding three years or (ii) construction and land development loans exceeding 100% of total risk-based capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to commercial real estate lending, having observed substantial growth in many commercial real estate asset and lending markets, increased competitive pressures, rising commercial real estate concentrations in banks, and an easing of commercial real estate underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from commercial real estate lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their commercial real estate concentration risk. Based on the Bank’s loan portfolio as of December 31, 2022, its non-owner occupied commercial loans and its construction and land development loans were approximately 272% and 56% of total risk-based capital, respectively. Management will continue to monitor the level of the concentration in commercial real estate loans within the bank’s loan portfolio.

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

As economic conditions relating to the COVID-19 pandemic have improved, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even though the pandemic has subsided. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, a potential resurgence of economic and political tensions with China and the Russian invasion of Ukraine, all of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

In addition, recently, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation was appointed receiver of Silicon Valley Bank. On March 11, 2023, Signature Bank was similarly closed and placed into receivership and concurrently the Federal Reserve Board announced it will make available additional funding to eligible depository institutions to assist eligible banking organizations with potential liquidity needs. While the Company’s business, balance sheet and depositor profile differs substantially from banking institutions that are the focus of the greatest scrutiny, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of the Company’s common stock and potentially its results of operations.

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

Our actual loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate. As of December 31, 2022, approximately 89.0% of our loan portfolio (excluding loans held for sale) is composed of construction (9.3%), commercial mortgage (71.8%) and commercial (7.9%) loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers. If we suffer loan losses that exceed our allowance for loans losses, our financial condition, liquidity or results of operations could be materially and adversely affected.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2022, we had approximately $788.9 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 80.4% of our total loans outstanding as of that date. Approximately $267.2 million or 27.2% of our total loans and 33.9% of our commercial real estate loans are secured by owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 12.2%, or $85.6 million, since December 31, 2021. The banking regulators give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months, or (ii) construction and land development loans exceed 100% of total risk-based capital. Our total non-owner-occupied commercial real estate loans represented 272% of the Bank’s total risk-based capital at December 31, 2022, and our construction and land development loans represented 56% of the Bank’s total risk-based capital at December 31, 2022.

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

At December 31, 2022, commercial business loans comprised 7.9% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for loan losses.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2022, approximately $21.9 million of our loans, or 13.9% of the Bank’s regulatory capital (Tier 1 Capital plus allowance for loan and lease losses), had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which two loans totaling approximately $481 thousand had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan-to-value exceptions are set at 30% of the Bank’s tier 1 capital plus allowance for loan and lease losses. At December 31, 2022, $16.6 million of our commercial loans, or 10.6% of the Bank’s regulatory capital, exceeded the supervisory loan-to-value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio, which could have a material adverse effect on our financial condition and results of operations.

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

Our investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $570.6 million in 2022, as compared to $456.8 million in 2021. This represents 37.0% and 32.2% of the average earning assets for the years ended December 31, 2022 and 2021, respectively. At December 31, 2021, the portfolio was 36.2% of earning assets compared to 38.2% of earning assets at December 31, 2021. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $15.7 million ($12.4 million net of tax) at December 31, 2022. Our HTM investments totaled $228.7 million and represented approximately 40.5% of our total investments at December 31, 2022. Our AFS investments totaled $331.9 million or approximately 58.8% of our total investments with an modified duration of 3.15 at December 31, 2022. Investments at cost totaled $4.2 million or approximately 0.7% of our total investments at December 31, 2022.

As of December 31, 2022 and 2021, securities which have unrealized losses were not considered to be “other than temporarily impaired,” and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain substantial liquidity which supports our ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

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

Risks Related to Our Industry

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation has continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2023. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. Sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

The phase-out of LIBOR could negatively impact our net interest income and require significant operational work.

The United Kingdom’s Financial Conduct Authority (“FCA”) regulates the London Interbank Offered Rate (“LIBOR”), the reference rate previously used for many of our transactions, including our lending and borrowing and our purchase and sale of securities, as well as the derivatives that we use to manage risk related to such transactions. The FCA announced in July 2017 that the sustainability of LIBOR could not be guaranteed. Accordingly, although the FCA confirmed the extension of overnight and 1-, 3-, 6-, and 12-month LIBOR through June 30, 2023 in order to accord financial institutions greater time with which to manage the transition from LIBOR, the FCA is no longer persuading, or compelling, banks to submit to LIBOR. The federal banking agencies, including the OCC, previously determined that banks should have ceased entering into any new contract that uses LIBOR as a reference rate by December 31, 2021. In addition, banks have been encouraged to identify contracts that extend beyond June 30, 2023 and implement plans to identify and address insufficient contingency provisions in those contracts. The discontinuance of LIBOR has resulted in significant uncertainty regarding the transition to suitable alternative reference rates and could adversely impact our business, operations, and financial results.

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

As of December 31, 2022, we had $15.5 million in LIBOR-based loans, $48.1 million in securities, and $15.0 million in junior subordinated debt indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, if such loans do not mature or pre-pay before the transition. For new loan originations and renewals, we have ceased relying on LIBOR and have moved to alternative indices.

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

From time to time, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets, like we did in York County, South Carolina in 2022, or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;
•	regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, CRA issues, and other similar laws and regulations;
•	the time and costs of evaluating new markets, hiring or retaining experienced local management, including those from competitors,, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
•	difficulty or unanticipated expense associated with converting the operating systems of the acquired or merged company into ours;

•	the incurrence and possible impairment of goodwill and other intangible assets associated with an acquisition or merger and possible adverse effects on our results of operations; and
•	the risk of loss of key employees and customers of the Company or the acquired or merged company.

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

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The DOJ, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

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

The measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board (the “FASB”) has issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which became applicable to us on January 1, 2023 and for interim periods within that year. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

We adopted CECL on January 1, 2023, and currently estimate the allowance for credit losses will increase by approximately zero to $50 thousand upon adoption. In addition, we expect to recognize a liability for the unfunded commitments of approximately $350 thousand to $450 thousand upon adoption. The impact to retained earnings is expected to be a reduction of approximately $275 thousand to $395 thousand, net of tax. The adoption of CECL will not have a significant impact to our regulatory capital. We will finalize the adoption during the first quarter of 2023.

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

With the new Congress taking office in 2023, Republicans gained control of the U.S. House of Representatives, while Democrats retained control of the U.S. Senate. However slim the majorities, though, the net result was a split Congress, which in the past leads to less sweeping policy changes. Congressional committees with jurisdiction over the banking sector have pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social, and Governance matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of the COVID-19 pandemic response and economic recovery. The prospects for the enactment of major banking reform legislation remains unclear at this time.

Moreover, the turnover of the presidential administration resulted in certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department, with certain significant leadership positions yet to be filled, including the Comptroller of the Currency. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Company and the Bank, cannot be predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements. As of December 31, 2022, we had net deferred tax assets of $11.7 million. Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for federal income tax purposes. Based on projections of future taxable income in periods in which deferred tax assets are expected to become deductible, management determined that the realization of our net deferred tax asset was more likely than not. As a result, we did not recognize a valuation allowance on our net deferred tax asset as of December 31, 2022. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. Our deferred tax asset may be further reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax assets. Charges to establish a valuation allowance with respect to our deferred tax asset could have a material adverse effect on our financial condition and results of operations.

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

General Risk Factors

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Additionally, concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, among other impacts. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Climate change could have a material adverse impact on us and our customers.

We are exposed to risks of physical impacts of climate change and risks arising from the process of transitioning to a less carbon-dependent economy. Climate change-related physical risks include increased severity and frequency of adverse weather events, such as extreme storms and flooding, and longer-term shifts in climate patterns, such as rising temperatures and sea levels and changes in precipitation amount and distribution. Such physical risks may have adverse impacts on us, both directly on our business operations and as a result of impacts on our borrowers and counterparties, such as declines in the value of loans, investments, real estate and other assets, disruptions in business operations and economic activity, including supply chains, and market volatility.

Transition risks include changes in regulations, market preferences and technologies toward a less carbon-dependent economy. The possible adverse impacts of transition risks include asset devaluations, increased operational and compliance costs, and an inability to meet regulatory or market expectations. For example, we may become subject to new or heightened regulatory requirements and stakeholder expectations regarding climate change, including those relating operational resiliency, disclosure and financial reporting.

The risks associated with climate change are rapidly changing and evolving, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal place of business as well as the Bank’s is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. In addition, we currently operate 22 full-service offices located in the South Carolina counties of Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices), Kershaw County (1 office), Aiken County (1 office), Greenville County (2 offices), Anderson County (1 office), Pickens County (1 office), York County (1 office), and in the Georgia counties of Richmond County (2 offices) and Columbia County (1 office). All of these properties are owned by the Bank except for the Downtown Augusta, Georgia (Richmond County), Greenville, South Carolina, and York County, South Carolina full-service branch offices, which are leased by the Bank. Although the properties owned are generally considered adequate, we have a continuing program of modernization, expansion and, when necessary, occasional replacement of facilities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

As of February 28, 2023, there were approximately 1,838 shareholders of record of our common stock. Our common stock trades on The NASDAQ Capital Market under the trading symbol of “FCCO.”

Quarterly Common Stock Price Ranges and Dividends

The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2022
Quarter ended March 31, 2022	$22.00	$20.00	$0.13
Quarter ended June 30, 2022	$21.36	$17.55	$0.13
Quarter ended September 30, 2022	$19.70	$17.25	$0.13
Quarter ended December 31, 2022	$22.00	$16.97	$0.13
2021
Quarter ended March 31, 2021	$22.00	$16.18	$0.12
Quarter ended June 30, 2021	$20.85	$18.00	$0.12
Quarter ended September 30, 2021	$21.49	$18.57	$0.12
Quarter ended December 31, 2021	$23.42	$19.21	$0.12

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

Unregistered Sales of Equity Securities

Pursuant to our Amended and Restated Non-Employee Director Deferred Compensation Plan, non-employee directors may elect to defer all or any part of annual retainer fees payable in respect of the following calendar year to the director for his or her service on the board of directors or any committee of the board of directors. During the year, a number of deferred stock units are credited quarterly to the director’s account equal to (i) the otherwise payable amount divided by (ii) the fair market value of a share of our common stock on the last trading day of such calendar quarter. In general, a director’s vested account balance will be distributed in a lump sum of our common stock on the 30th day following the participants separation from service. During the year ended December 31, 2022, we credited an aggregate of 7,723 deferred stock units to accounts for directors who elected to defer monthly fees or annual retainer fees for 2022. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.

Repurchases of Equity Securities

On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2021 Repurchase Plan”). No repurchases were made under the 2021 Repurchase Plan prior to its expiration at the market close on March 31, 2022. On April 20, 2022, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2022 Repurchase Plan”), which represented approximately 5% of our 7,577,912 shares outstanding as of December 31, 2022. No repurchases have been made under the 2022 Repurchase Plan. The 2022 Repurchase Plan expires at the market close on December 31, 2023.

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

Overview

We are headquartered in Lexington, South Carolina and serve as the bank holding company for the Bank. We engage in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professionals and individuals. We operate from our main office in Lexington, South Carolina, and our 22 full-service offices located in the South Carolina counties of Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices), Kershaw County (1 office), Aiken County (1 office), Greenville County (2 offices), Anderson County (1 office), Pickens County (1 office), and York County (1 office); and in the Georgia counties of Richmond County (2 offices) and Columbia County (1 office). On March 14, 2022, we opened a loan production office in Rock Hill, South Carolina, which is located in York County. We converted this loan production office into a full-service banking office on October 20, 2022. We refer to York County, South Carlina and the surrounding area as the Piedmont Region.

The following discussion describes our results of operations for 2022, as compared to 2021 and 2020, and also analyzes our financial condition as of December 31, 2022, as compared to December 31, 2021. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2022, 2021 and 2020 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, our deposits and our borrowings.

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

For the financial information included in this Annual Report of Form 10-K, we account for our allowance for loan losses under the incurred loss model. We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 to the Consolidated Financial Statements). The annualized weighted average loss ratios over the last 36 months for loans classified as substandard, special mention and pass have been approximately 0.00%, 0.07% and 0.00%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances.

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

In June 2016, the FASB issued ASU 2016-13, as amended, to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and similar instruments) and net investments in leases recognized by a lessor. For debt securities with other-than-temporary impairment (OTTI), the guidance will be applied prospectively. Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The assets will be grossed up for the allowance of expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. Adoption is effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption was permitted. The Company adopted CECL on January 1, 2023, and currently estimates the allowance for credit losses will increase by approximately zero to $50 thousand. In addition, the Company expects to recognize a liability for the unfunded commitments of approximately $350 thousand to $450 thousand upon adoption. The impact to retained earnings is expected to be a reduction of approximately $275 thousand to $395 thousand, net of tax. The adoption of CECL will not have a significant impact to the Bank’s regulatory capital. The Company will finalize the adoption during the first quarter of 2023.

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

Financial Highlights

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2022	2021	2020
Balance Sheet Data:
Total assets	$1,672,946	$1,584,508	$1,395,382
Loans held for sale	1,779	7,120	45,020
Loans	980,857	863,702	844,157
Deposits	1,385,382	1,361,291	1,189,413
Total common shareholders’ equity	118,361	140,998	136,337
Total shareholders’ equity	118,361	140,998	136,337
Average shares outstanding, basic	7,528	7,491	7,446
Average shares outstanding, diluted	7,608	7,549	7,482
Results of Operations:
Interest income	$51,117	$47,520	$43,778
Interest expense	3,174	2,241	3,755
Net interest income	47,943	45,279	40,023
Provision for (release of) loan losses	(152)	335	3,663
Net interest income after provision for (release of) loan losses	48,095	44,944	36,360
Non-interest income	11,569	13,904	13,769
Non-interest expenses	41,253	39,201	37,534
Income before taxes	18,411	19,647	12,595
Income tax expense	3,798	4,182	2,496
Net income	14,613	15,465	10,099
Net income available to common shareholders	14,613	15,465	10,099
Per Share Data:
Basic earnings per common share	$1.94	$2.06	$1.36
Diluted earnings per common share	1.92	2.05	1.35
Book value at period end	15.62	18.68	18.18
Tangible book value at period end (non-GAAP)	13.59	16.62	16.08
Dividends per common share	0.52	0.48	0.48
Asset Quality Ratios:
Non-performing assets to total assets(3)	0.35%	0.09%	0.50%
Non-performing loans to period end loans	0.50%	0.03%	0.69%
Net charge-offs (recoveries) to average loans	(0.03)%	(0.05)%	(0.01)%
Allowance for loan losses to period-end total loans	1.16%	1.29%	1.23%
Allowance for loan losses to non-performing assets	194.41%	789.98%	148.10%
Selected Ratios:
Return on average assets	0.88%	1.02%	0.78%
Return on average common equity:	11.99%	11.22%	7.84%
Return on average tangible common equity (non-GAAP):	13.73%	12.65%	8.94%
Efficiency Ratio (non-GAAP)(1)	68.60%	66.09%	69.99%
Noninterest income to operating revenue(2)	19.44%	23.49%	25.60%
Net interest margin (tax equivalent)	3.14%	3.23%	3.37%
Equity to assets	7.08%	8.90%	9.77%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	6.21%	8.00%	8.74%
Tier 1 risk-based capital (Bank)(4)	13.49%	14.00%	12.83%
Total risk-based capital (Bank)(4)	14.54%	15.80%	13.94%
Leverage (Bank)(4)	8.63%	8.45%	8.84%
Average loans to average deposits(5)	64.92%	68.77%	76.79%

(1)	The efficiency ratio is a key performance indicator in our industry. The ratio is calculated by dividing non-interest expense by net interest income on a tax equivalent basis and non-interest income, excluding gains (losses) on sales of securities and other assets, write-downs on premises held-for-sale, non-recurring bank owned life insurance (BOLI) income, gains on insurance proceeds, and collection of summary judgments on loans charged-off at a bank we acquired. The efficiency ratio is a measure of the relationship between operating expenses and net revenue.
(2)	Operating revenue is defined as net interest income plus noninterest income.
(3)	Includes non-accrual loans, loans > 90 days delinquent and still accruing interest and other real estate owned (“OREO”).
(4)	As a small bank holding company, we are generally not subject to the capital requirements at the holding company level unless otherwise advised by the Federal Reserve; however, our Bank remains subject to capital requirements.
(5)	Includes loans held for sale.

Certain financial information presented above is determined by methods other than in accordance with GAAP. These non-GAAP financial measures include “efficiency ratio,” “tangible book value at period end,” “return on average tangible common equity” and “tangible common shareholders’ equity to tangible assets.” The “efficiency ratio” is defined as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income, excluding gains (losses) on sales of securities and other assets, write-downs on premises held-for-sale, non-recurring bank owned life insurance (BOLI) income, gains on insurance proceeds, and collection of summary judgments on loans charged off at a bank we acquired. The efficiency ratio is a measure of the relationship between operating expenses and net revenue. “Tangible book value at period end” is defined as total equity reduced by recorded intangible assets divided by total common shares outstanding. “Tangible common shareholders’ equity to tangible assets” is defined as total common equity reduced by recorded intangible assets divided by total assets reduced by recorded intangible assets. Our management believes that these non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period-to-period in a meaningful manner. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

The table below provides a reconciliation of non-GAAP measures to GAAP for the three years ended December 31:

	2022	2021	2020
Tangible book value per common share
Tangible common equity per common share (non-GAAP)	$13.59	$16.62	$16.08
Effect to adjust for intangible assets	2.03	2.06	2.10
Book value per common share (GAAP)	$15.62	$18.68	$18.18
Return on average tangible common equity
Return on average tangible common equity (non-GAAP)	13.73%	12.65%	8.94%
Effect to adjust for intangible assets	(1.74)%	(1.43)%	(1.10)%
Return on average common equity (GAAP)	11.99%	11.22%	7.84%
Tangible common shareholders’ equity to tangible assets
Tangible common equity to tangible assets (non-GAAP)	6.21%	8.00%	8.74%
Effect to adjust for intangible assets	0.87%	0.90%	1.03%
Common equity to assets (GAAP)	7.08%	8.90%	9.77%

Results of Operations

Year Ended December 31, 2022 and 2021

Our net income for the twelve months ended December 31, 2022 was $14.6 million, or $1.92 diluted earnings per common share, as compared to $15.5 million, or $2.05 diluted earnings per common share, for the twelve months ended December 31, 2021. The $852 thousand decline in net income between the two periods is primarily due to a $2.3 million decline in non-interest income and a $2.1 million increase in non-interest expense partially offset by a $2.7 million increase in net interest income, a $487 thousand reduction in provision for loan losses, and a $384 thousand reduction in income tax expense.

•	The increase in net interest income results from an increase of $122.2 million in average earning assets partially offset by an eight basis points decline in the net interest margin between the two periods.
•	The decline in non-interest income is primarily related to declines in mortgage banking income of $2.4 million, lower gains on sale of other real estate of $122 thousand, lower gains on sale of other assets of $190 thousand, and lower other non-recurring income of $164 thousand partially offset by an increase in investment advisory fees and non-deposit commissions of $484 thousand.
o	The reduction in other non-recurring income was related to the collection of $147 thousand in summary judgments related to two loans charged off at a bank, which we subsequently acquired and $24 thousand in gains on insurance proceeds during the twelve months ended December 31, 2021. We recorded $7 thousand in other non-recurring income related to gains on insurance proceeds during the twelve months ended December 31, 2022.

•	The reduction in provision for loan losses is primarily related to the following: a decrease in our COVID-19 qualitative factor in our allowance for loan losses methodology and net recoveries during the twelve months ended December 31, 2022 partially offset by increases in our economic conditions qualitative factor due to inflation, supply chain bottlenecks, labor shortages in certain industries, and the war in Ukraine; an increase in our changes in staff qualitative factor due to the addition of a new team and new market in York County, South Carolina in March 2022; an increase in our change in total of past due, rated, and non-accrual loans qualitative factor due to a $4.1 million loan being moved to non-accrual status in June 2022; and loan growth.
•	The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $863 thousand, increased occupancy expense of $55 thousand, increased equipment expense of $47 thousand, increased marketing and public relations expense of $86 thousand, increased legal and professional fees of $299 thousand, increased ATM/debit card and data processing expense of $428 thousand, increased other real estate expense including other real estate write-downs of $203 thousand, increased fraud expense of $106 thousand, increased travel, meals, and entertainment expense of $103 thousand, and increased postage / courier expense of $118 thousand partially offset by lower FDIC assessments of $150 thousand, lower amortization of intangibles of $43 thousand, and lower loan processing costs of $63 thousand.
•	Our effective tax rate was 20.6% during the twelve months ended December 31, 2022 compared to 21.3% during the twelve months ended December 31, 2021.
o	The reduction in the effective tax rate was due to lower net income before tax and a $153 thousand non-recurring reduction to income tax expense during the twelve months ended December 31, 2022.

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

•	The increase in net interest income results from an increase of $220.3 million in average earning assets partially offset by a 15-basis point decline in the net interest margin between the two periods. The increase in non-interest income is primarily related to increases in investment advisory fees and non-deposit commissions of $1.3 million, ATM/debit card income of $412 thousand, rental income of $40 thousand, gain on bank premises held-for-sale of $104 thousand, gain on sale of bank owned land of $13 thousand, gain on insurance proceeds of $24 thousand, and the collection of summary judgments of $147 thousand related to two loans charged off at a bank we acquired, partially offset by lower mortgage loan fees of $1.2 million, lower deposit service charges of $144 thousand, lower loan late charges of $33 thousand, lower gain on sale of securities of $99 thousand, lower gain on sale of other real estate owned of $70 thousand, lower non-recurring bank owned life insurance (BOLI) income of $311 thousand, and lower recurring BOLI income of $31 thousand.
•	The reduction in provision for loan losses is primarily related to net recoveries of $455 thousand during the twelve months ended December 31, 2021 compared to net recoveries of $99 thousand during the same period in 2020; and a reduction in the qualitative factors in our allowance for loan losses methodology during 2021 related to the economic uncertainties caused by the COVID-19 pandemic and the change in total past due, rated, and non-accrual loans; partially offset by increases in the qualitative factors for the change in economic conditions and the change in legal or regulatory requirements; and loan growth of $19.5 million including PPP Loans and $60.3 million excluding PPP Loans. We reduced the loss emergence period assumption on our COVID-19 qualitative factor, which was added to our allowance for loan losses methodology during 2020, to 18 months at June 30, 2021 from 24 months at December 31, 2020 due to reductions in the number of COVID-19 cases, hospitalizations, and deaths in our markets. However, we increased the loss emergence period to 21 months at December 31, 2021 due to the prevalence of the highly transmittable COVID-19 Omicron variant. We partially offset these reductions by increasing our economic conditions qualitative factor by four basis points during 2021 (two basis points at June 30, 2021 and two basis points at September 30, 2021) due to higher inflation, supply chain bottlenecks, and labor shortages in certain industries; and we increased our change in legal or regulatory requirements qualitative factor by one basis point at December 31, 2021 due to the resignation of the Chair of the FDIC on December 31, 2021, which may lead to regulatory changes that negatively affect banks.
•	The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $468 thousand, increased occupancy expense of $238 thousand, increased marketing and public relations expense of $130 thousand, increased FDIC assessment of $214 thousand, increased director fees and benefits of $165 thousand, increased third party broker dealer expenses of $90 thousand related to our higher investment advisory fees and non-deposit commissions, and increased ATM/debit card and computer processing expense of $700 thousand partially offset by lower legal and professional fees of $180 thousand and lower amortization of intangibles of $162 thousand.
•	Our effective tax rate was 21.3% during the twelve months of 2021 compared to 19.8% during the same period in 2020.

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

Year Ended December 31, 2022 and 2021

Net interest income increased $2.7 million, or 5.9%, to $47.9 million for the twelve months ended December 31, 2022 from $45.3 million for the twelve months ended December 31, 2021. Our net interest margin declined by eight basis points to 3.11% during the twelve months ended December 31, 2022 from 3.19% during the twelve months ended December 31, 2021. Our net interest margin, on a taxable equivalent basis, was 3.14% for the twelve months ended December 31, 2022 compared to 3.23% for the twelve months ended December 31, 2021. Average earning assets increased $122.2 million, or 8.6%, to $1.5 billion for the twelve months ended December 31, 2022 compared to $1.4 billion in the same period of 2021.

•	The increase in net interest income was primarily due to a higher level of average earning assets partially offset by lower net interest margin.
•	The increase in average earning assets was due to increases in non-PPP loans and securities partially offset by declines in PPP loans and other short-term investments.
•	Although market interest rates increased in 2022, the decline in net interest margin was due to excess liquidity generated from PPP loan proceeds, other stimulus funds related to the COVID-19 pandemic, and organic deposit growth being deployed in lower yielding securities; and due to a reduction in PPP loans, which resulted in a change in the mix of our earning assets.
o	Investment securities represented 37.0% of average total earning assets for the twelve month ended December 31, 2022 compared to 32.2% during the same period in 2021.
o	Interest income on PPP loans declined to $49 thousand during the twelve months ended December 31, 2022 from $3.3 million during the twelve months ended December 31, 2021 due to a reduction in PPP loans. Average PPP loans declined to $336 thousand for the twelve months ended December 31, 2022 compared to $36.8 million during the same period in 2021.
•	In June 2022, a $4.1 million loan was moved to non-accrual status, which resulted in a $51 thousand reversal to interest income in June 2022.

Average loans increased $31.4 million, or 3.5%, to $920.4 million for the twelve months ended December 31, 2022 from $889.0 million for the same period in 2021. Average PPP loans declined $36.5 million and average Non-PPP loans increased $67.9 million to $336 thousand and $920.0 million, respectively, for the twelve months ended December 31, 2022. Average loans represented 59.7% of average earning assets during the twelve months ended December 31, 2022 compared to 62.6% of average earning assets during the same period in 2021. Our loan (including loans held-for-sale) to deposit ratio on average during 2022 was 64.9%, as compared to 68.8% during 2021. These declines were due to our growth in deposits of $124.9 million exceeding our loan (including loans held-for-sale) growth of $31.4 million, net of a $36.5 million decline in PPP loans. However, the loan to deposit ratio (including loans held-for-sale) increased to 70.9% at December 31, 2022 as compared to 64.0% at December 31, 2021. Our growth in loans of $111.8 million from December 31, 2021 to December 31, 2022 exceeded our growth in deposits of $24.1 million during the same period.

The growth in our average deposits and securities sold under agreements to repurchase compared to the growth in our average loans, net of the $36.5 million decline in PPP loans resulted in the excess funds being deployed in our securities portfolio. The yield on loans declined 20 basis points to 4.26% during the twelve months ended December 31, 2022 from 4.46% during the same period in 2021 due to reduction in higher yielding PPP loans. The yield on Non-PPP loans was 4.26% during both the twelve months ended December 31, 2022 and December 31, 2021. Average securities for the twelve months ended December 31, 2022 increased $113.7 million, or 24.9%, to $570.6 million from $456.8 million during the same period in 2021. Other short-term investments declined $22.9 million to $50.5 million during the twelve months ended December 31, 2022 from $73.4 million during the same period in 2021 due to the deployment of lower yielding other short-term investments into higher yielding securities and loans. The yield on our securities portfolio increased to 1.97% for the twelve months ended December 31, 2022 from 1.69% for the same period in 2021. The yield on our other short-term investments increased to 1.25% for the twelve months ended December 31, 2022 from 0.18% for the same period in 2021 due to the Federal Open Market Committee (FOMC) increasing the target range of federal funds during the twelve months of 2022 a total of 425 basis points. The target range of federal funds was 4.25% - 4.50% at December 31, 2022 compared to compared to 0.00% - 0.25% at December 31, 2021.

The yield on earning assets for the twelve months ended December 31, 2022 and 2021 were 3.32% and 3.35%, respectively.

The cost of interest-bearing liabilities was 30 basis points during the twelve months ended December 31, 2022 compared to 24 basis points during the same period in 2021. The cost of deposits, including demand deposits, was 13 basis points during the twelve months ended December 31, 2022 compared to 13 basis points during the same period in 2021. The cost of funds, including demand deposits, was 21 basis points during the twelve months ended December 31, 2022 compared to 16 basis points during the same period in 2021. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, IRAs, and customer cash management repurchase agreements) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the twelve months ended December 31, 2022, these pure deposits averaged 92.2% of total deposits as compared to 90.6% during the same period of 2021.

Year Ended December 31, 2021 and 2020

Net interest income increased $5.3 million, or 13.1%, to $45.3 million for the twelve months ended December 31, 2021 from $40.0 million for the twelve months ended December 31, 2020. The yield on earning assets was 3.35%, and 3.65% in 2021 and 2020, respectively. The rate paid on interest-bearing liabilities was 0.24%, and 0.46% in 2021 and 2020, respectively. The fully taxable equivalent net interest margin was 3.23% in 2021 and 3.37% in 2020.

Loans typically provide a higher yield than other types of earning assets and, thus, one of our goals continues to be growing the loan portfolio as a percentage of earning assets in order to improve the overall yield on earning assets and the net interest margin. Our average loan portfolio (including loans held-for-sale) as a percentage of average earning assets was 62.6% in 2021 and 69.7% in 2020. Loans held-for-investment as a percentage of earning assets declined to 58.2% at December 31, 2021 from 65.1% at December 31, 2020. Our loan (including loans held-for-sale) to deposit ratio on average during 2021 was 68.8%, as compared to 76.8% during 2020. The loan to deposit ratio declined to 64.0% at December 31, 2021 as compared to 74.8% at December 31, 2020. This decline was due to our deposit growth of $171.9 million exceeding our loan (including loans held-for-sale) decline of $18.4 million and loan (excluding loans held-for-sale) growth of $19.5 million from December 31, 2020 to December 31, 2021.

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

	Year ended December 31,
	2022			2021			2020
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
PPP loans	$336	$49	14.58%	$36,837	$3,340	9.07%	$32,312	$1,073	3.32%
Non-PPP loans	920,043	39,185	4.26%	852,136	36,331	4.26%	802,779	35,964	4.48%
Total loans(1)	$920,379	$39,234	4.26%	$888,973	$39,671	4.46%	$835,091	$37,037	4.44%
Non-Taxable Securities	52,501	1,525	2.90%	54,771	1,564	2.86%	48,957	1,454	2.97%
Taxable Securities	518,051	9,725	1.88%	402,034	6,155	1.53%	251,937	5,011	1.99%
Int Bearing Deposits in Other Banks	50,435	633	1.26%	72,823	130	0.18%	62,313	275	0.44%
Fed Funds Sold	15	—	0.00%	564	—	0.00%	590	1	0.14%
Total earning assets	$1,541,381	$51,117	3.32%	$1,419,165	$47,520	3.35%	$1,198,888	$43,778	3.65%
Cash and due from banks	27,034			23,668			15,552
Premises and equipment	32,274			33,780			34,769
Goodwill and other intangible assets	15,476			15,649			15,922
Other assets	48,031			38,846			39,540
Allowance for loan losses	(11,250)			(10,750)			(8,590)
Total assets	$1,652,946			$1,520,358			$1,296,081
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$336,115	$273	0.08%	$303,633	$196	0.06%	$246,385	$284	0.12%
Money market accounts	308,473	943	0.31%	273,005	471	0.17%	217,018	820	0.38%
Savings deposits	157,626	102	0.06%	134,980	78	0.06%	113,255	84	0.07%
Time deposits	146,112	531	0.36%	158,053	995	0.63%	166,791	1,833	1.10%
Fed Funds Purchased	1,496	53	3.54%	—	—	0.00%	7	—	0.00%
Securities Sold Under Agreements to Repurchase	74,805	227	0.30%	62,194	85	0.14%	49,537	190	0.38%
Other Short-Term Debt	9,457	370	3.91%	—	—	0.00%	2,020	8	0.40%
Other Long-Term Debt	14,964	675	4.51%	14,964	416	2.78%	14,964	536	3.58%
Total interest-bearing liabilities	$1,049,048	$3,174	0.30%	$946,829	$2,241	0.24%	$809,977	$3,755	0.46%
Demand deposits	469,292			423,056			343,999
Other liabilities	12,725			12,607			13,242
Shareholders’ equity	$121,881			$137,866			$128,863
Total liabilities and shareholders’ equity	$1,652,946			$1,520,358			$1,296,081
Cost of deposits, including demand deposits			0.13%			0.13%			0.28%
Cost of funds, including demand deposits			0.21%			0.16%			0.33%
Net interest spread			3.01%			3.11%			3.19%
Net interest income/margin		$47,943	3.11%		$45,279	3.19%		$40,023	3.34%
Net interest margin (tax equivalent)(2)		$48,455	3.14%		$45,776	3.23%		$40,413	3.37%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held for sale.
(2)	Based on a 21.0% marginal tax rate.

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect related to volume and rate which cannot be separately identified, has been allocated proportionately, to the change due to volume and the change due to rate.

	2022 versus 2021 Increase (decrease) due to			2021 versus 2020 Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$1,636	$(2,073)	$(437)	$2,403	$231	$2,634
Investment securities-taxable	(67)	28	(39)	163	(53)	110
Investment securities- nontaxable	2,001	1,569	3,570	1,865	(721)	1,144
Interest bearing deposits in other banks	(27)	530	503	57	(202)	(145)
Fed Funds sold	—	—	—	—	(1)	(1)
Total earning assets	4,048	(451)	3,597	6,826	(3,084)	3,742
Interest-bearing liabilities
Interest-bearing transaction accounts	23	54	77	98	(186)	(88)
Money market accounts	68	404	472	315	(664)	(349)
Savings deposits	14	10	24	40	(46)	(6)
Time deposits	(70)	(394)	(464)	(92)	(746)	(838)
Fed funds purchased	53	—	53	—	—	—
Securities sold under agreements to repurchase	20	122	142	69	(174)	(105)
Other short-term debt	370	—	370	(4)	(4)	(8)
Other long-term debt	—	259	259	—	(120)	(120)
Total interest-bearing liabilities	261	672	933	798	(2,312)	(1,514)
Net interest income			$2,664			$5,256

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

We employ a monitoring technique to measure our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Simulation modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. We model the impact on net interest income for several different changes, to include a flattening, steepening and parallel shift in the yield curve. For each of these scenarios, we model the impact on net interest income in an increasing and decreasing rate environment of 100 and 200 basis points. We also periodically stress certain assumptions such as loan prepayment rates, deposit decay rates and interest rate betas to evaluate our overall sensitivity to changes in interest rates. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in net interest income at no more than 10% and 15%, respectively, in a 100 and 200 basis point change in interest rates over a 12-month period. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Neither the “gap” analysis or asset/liability modeling are precise indicators of our interest sensitivity position due to the many factors that affect net interest income including, the timing, magnitude and frequency of interest rate changes as well as changes in the volume and mix of earning assets and interest-bearing liabilities.

The following table illustrates our interest rate sensitivity at December 31, 2022.

Interest Sensitivity Analysis

(Dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Loans(1)	$304,496	$290,834	$208,714	$176,813	$980,857
Loans Held for Sale	1,779	—	—	—	1,779
Total Securities(2)	186,564	87,755	40,770	275,238	590,327
Federal funds sold, securities purchased under agreements to resell and other earning assets	12,687	—	—	—	12,687
Total earning assets	505,526	378,589	249,484	452,051	1,585,650
Liabilities
Interest bearing liabilities
Interest bearing deposits
Interest checking accounts	96,863	—	—	236,035	332,898
Money market accounts	140,429	—	—	154,794	295,223
Savings deposits	35,756	—	—	127,656	163,412
Time deposits	104,563	24,634	3,641	1	132,839
Total interest-bearing deposits	377,611	24,634	3,641	518,486	924,372
Borrowings	155,707	—	—	—	155,707
Total interest-bearing liabilities	533,318	24,634	3,641	518,486	1,080,079
Period gap	$(27,792)	$353,955	$245,843	$(66,435)	$505,571
Cumulative gap	$(27,792)	$326,163	$572,006	$505,571	$505,571
Ratio of cumulative gap to total earning assets	(5.50)%	36.89%	50.46%	31.88%	31.88%

(1)	Loans classified as non-accrual as of December 31, 2022 are not included in the balances.
(2)	Securities based on amortized cost.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2022 and 2021 over the subsequent 12 months. At December 31, 2022, we are liability sensitive and at December 31, 2021, we are asset sensitive. The primary driver for the change is decreased interest bearing cash balances coupled with growth in the loan portfolio and short-term borrowings. As a result, our modeling at December 31, 2022, reflects a decrease in net interest income in a rising interest rate environment during the first twelve months subsequent to interest rate changes. The negative impact of rising rates reverses and net interest income is favorably impacted over a 24-month period. In a declining interest rate environment, the model reflects increases in net interest income in the down 100 basis point and down 200 basis point scenarios. At December 31, 2021, we are asset sensitive. As a result, our modeling reflects an increase in net interest income in a rising interest rate environment and a reduction in net interest income in a declining interest rate environment. In a declining rate environment, the decline in net interest income is primarily due to the level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income December 31,
	2022	2021
+200bp	-3.74%	3.04%
+100bp	-1.82%	2.12%
Flat	—	—
-100bp	3.13%	-5.12%
-200bp	1.12%	-9.81%

During the second 12-month period after 100 basis point and 200 basis point simultaneous and parallel increases in interest rates along the entire yield curve, our net interest income is projected to increase 3.44% and 6.13%, respectively, at December 31, 2022, and 7.82% and 15.00%, respectively, at December 31, 2021. During the second 12-month period after 100 basis point and 200 basis point simultaneous and parallel reduction in interest rates along the entire yield curve, our net interest income is projected to decline 4.92% and 12.86%, respectively, at December 31, 2022, and to decline 10.17% and 15.60%, respectively, at December 31, 2021.

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2022 and 2021, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to increase 3.13% and 9.73%, respectively. The PVE exposure in a down 100 basis point decrease was estimated to decline 3.83% at December 31, 2022 compared to 9.86% at December 31, 2021. The PVE exposure in a down 200 basis point decrease was estimated to decline 10.00% at December 31, 2022 compared to 21.79% at December 31, 2021.

Provision and Allowance for Loan Losses

Year Ended December 31, 2022 and 2021

We account for our allowance for loan losses under the incurred loss model. At December 31, 2022, the allowance for loan losses was $11.3 million, or 1.16% of total loans (excluding loans held-for-sale), compared to $11.2 million, or 1.29% of total loans (excluding loans held-for-sale) at December 31, 2021. Excluding PPP loans and loans held-for-sale, the allowance for loan losses was 1.16% of total loans at December 31, 2022 compared to 1.30% of total loans at December 31, 2021. The decline in the allowance for loan losses as a percentage of total loans compared to December 31, 2021 is primarily related to a reduction in the loss emergence period assumption in our COVID-19 qualitative factor, which was added to our allowance for loan losses methodology during 2020 and is discussed below. The loss emergence assumption on our COVID-19 qualitative factor was reduced to zero months at December 31, 2022 from 21 months at December 31, 2021. This reduction was partially offset by loan growth of $117.2 million; $309 thousand in net recoveries; an increase in our economic conditions qualitative factor by six basis points due to higher inflation, supply chain bottlenecks, labor shortages in certain industries, and the war in Ukraine; an increase in our change in staff qualitative factor by one basis point due to the addition of a new team and new market in York County, South Carolina in March 2022; and an increase in our change in total of past due, rated, and non-accrual loans qualitative factor by two basis points due to a $4.1 million loan being moved to non-accrual status in June 2022. This loan has a loan-to-value of 76.3% based on an appraisal received in May 2022.

During 2020, we added a qualitative factor for the COVID-19 pandemic to our allowance for loan losses methodology. This qualitative factor was based on the dollar amount of our deferrals and a one-year loss emergence period based on the highest period of annual historical loss rate since the Bank’s inception. As the pandemic worsened, we added our exposure to certain industry segments most impacted by the COVID-19 pandemic (hotels, restaurants, assisted living, and retail) to the COVID-19 qualitative factor and we extended the loss emergence period to two years based on the highest two periods of annual historical loss rates since the Bank’s inception. The loss emergence period assumption in the COVID-19 qualitative factor was reduced to zero months at December 31, 2022 from 21 months at December 31, 2021. At December 31, 2022 and December 31, 2021, the COVID-19 qualitative factor represented zero dollars and $1.9 million, respectively, of our allowance for loan losses.

Loans that we acquired in our acquisition of Cornerstone Bancorp, otherwise referred to herein as Cornerstone, in 2017 as well as in our acquisition of Savannah River Financial Corp., otherwise referred to herein as Savannah River, in 2014 are accounted for under FASB ASC 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At December 31, 2022 and December 31, 2021, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $81 thousand and $130 thousand, respectively.

Our provision for loan losses was a credit of $152 thousand for the twelve months ended December 31, 2022 compared to an expense of $335 thousand during the same period in 2021. The reduction in provision for loan losses is primarily related to a decrease in our COVID-19 qualitative factor in our allowance for loan losses methodology and net recoveries during the twelve months of 2022, partially offset by increases in our economic conditions, change in staff, and changes in past due, rated, and non-accrual loan qualitative factors and loan growth as discussed above.

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

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 to the Consolidated Financial Statements). The annualized weighted average loss ratios over the last 36 months for loans classified as substandard, special mention and pass have been approximately 0.00%, 0.07% and 0.00%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, our net charge-offs have experienced a modest net recovery. We currently believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle.

We have a significant portion of our loan portfolio with real estate as the underlying collateral. At December 31, 2022 and December 31, 2021, approximately 90.8% and 90.9%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

The non-performing asset ratio was 0.35% of total assets with the nominal level of $5.8 million in non-performing assets at December 31, 2022 compared to 0.09% and $1.4 million at December 31, 2021. Non-accrual loans increased to $4.9 million at December 31, 2022 from $250 thousand at December 31, 2021. The increases in both non-performing assets and non-accrual loans from December 31, 2021 to December 31, 2022 were due to one $4.1 million loan that was moved to non-accrual status in June 2022. This loan had a loan-to-value of 76.3% at the time it was moved to non-accrual based on an appraisal received in May 2022. The balance of this loan is $4.0 million at December 31, 2022. Furthermore, we had one customer relationship with two loans totaling $508 thousand, which was placed on non-accrual during September 2022. This relationship had a loan-to-value of 42.5% at the time it was moved to non-accrual. The balance of this relationship increased to $550 thousand at December 31, 2022 due to a loan advance to pay real estate taxes. We had $2 thousand in accruing loans past due 90 days or more at December 31, 2022 compared to zero at December 31, 2021. Loans past due 30 days or more represented 0.06% of the loan portfolio at December 31, 2022 compared to 0.03% at December 31, 2021. The ratio of classified loans plus OREO and repossessed assets declined to 4.47% of total bank regulatory risk-based capital at December 31, 2022 from 6.27% at December 31, 2021. During the twelve months ended December 31, 2022, we experienced net loan recoveries of $361 thousand and net overdraft charge-offs of $52 thousand.

There were 12 loans totaling $4.9 million (0.50% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at December 31, 2022. Ten of these loans totaling $4.9 million were on non-accrual status. The largest loan included on non-accrual status is in the amount of $4.0 million and is secured by a first mortgage lien and had a loan-to-value of 76.3% at the time it was moved to non-accrual based on an appraisal received in May 2022. The average balance of the remaining nine loans on non-accrual status is approximately $104 thousand with a range between $1 and $406 thousand. Five of these loans are secured by first mortgage liens, three loans are secured by second mortgage liens, and one is secured by equipment. Furthermore, we had $88 thousand in accruing trouble debt restructurings, or TDRs, at December 31, 2022 compared to $1.4 million at December 31, 2021. This reduction was due to the payoff of one loan. We had two loans totaling $2 thousand that were accruing loans past due 90 days or more at December 31, 2022. We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. Nonaccrual loans and accruing TDRs are considered impaired. At December 31, 2022, we had 11 impaired loans totaling $5.0 million compared to ten impaired loans totaling $1.7 million at December 31, 2021. These loans were measured for impairment under the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. There was no specific allowance for loan and lease losses on our impaired loans at December 31, 2022 and December 31, 2021. At December 31, 2022, we had ten loans totaling $565 thousand that were delinquent 30 days to 89 days representing 0.06% of total loans compared to $235 thousand or 0.03% of total loans at December 31, 2021.

Year Ended December 31, 2021 and 2020

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

Beginning in March 2020, we proactively offered payment deferrals for up to 90 days to our loan customers regardless of the impact of the pandemic on their business or personal finances.  As a result of payments being resumed at the conclusion of their payment deferral period, loans in which payments were being deferred decreased from the peak of $206.9 million to $175.0 million at June 30, 2020, to $27.3 million at September 30, 2020, to $16.1 million at December 31, 2020, to $8.7 million at March 31, 2021, to $4.5 million at June 30, 2021, to $4.1 million at September 30, 2021, and to zero at December 31, 2021. We had no loans on which payments have been deferred at December 31, 2021 compared to $16.1 million at December 31, 2020. The $16.1 million in deferrals at December 31, 2020 consisted of seven loans on which only principal was being deferred. Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans and we will continue to monitor our loan portfolio for potential risks.

The following table summarizes the activity related to our allowance for loan losses.

Allowance for Loan Losses

(Dollars in thousands)	2022	2021	2020
Average loans outstanding (excluding loans held-for-sale)	$914,569	$871,551	$806,583
Loans outstanding at period end (excluding loans held-for-sale)	$980,857	$863,702	$844,157
Total nonaccrual loans	$4,895	$250	$4,562
Loans past due 90 days and still accruing	$2	$—	$1,260
Beginning balance of allowance	$11,179	$10,389	$6,627
Loans charged-off:
1-4 family residential mortgage	—	—	—
Real Estate - Construction	—	—	2
Real Estate Mortgage - Residential	—	—	—
Real Estate Mortgage - Commercial	—	110	1
Consumer - Home equity	1	—	—
Commercial	—	—	—
Consumer - Other	67	72	107
Overdrafts	—	—	—
Total loans charged-off	68	182	110
Recoveries:
1-4 family residential mortgage	—	—	—
Real Estate - Construction	5	—	2
Real Estate Mortgage - Residential	—	10	—
Real Estate Mortgage - Commercial	326	473	23
Consumer - Home equity	13	69	2
Commercial	17	39	130
Consumer - Other	16	46	52
Total recoveries	377	637	209
Net loans recovered (charged off)	309	455	99
Provision for (release of) loan losses	(152)	335	3,663
Balance at period end	$11,336	$11,179	$10,389
Net charge -offs (recoveries) to average loans and loans held for sale	(0.03)%	(0.05)%	(0.01)%
Allowance as percent of total loans	1.16%	1.29%	1.23%
Non-performing loans as% of total loans	0.59%	0.09%	0.50%
Allowance as% of non-performing loans	194.41%	4,471.60%	178.23%
Nonaccrual loans as% of total loans	0.50%	0.03%	0.54%
Allowance as % of nonaccrual loans	231.58%	4,473.93%	227.79%

The following table details net charge-offs to average loans outstanding by loan category for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Commercial, financial & agricultural
Net charge-offs (recoveries)	$(17)	$(39)	$(130)
Average loans for the year	$71,999	$98,301	$82,191
Net charge-offs (recoveries)/average loans	(0.02)%	(0.04)%	(0.16)%
Real estate:
Construction
Net charge-offs (recoveries)	$(5)	$—	$—
Average loans for the year	$91,258	$98,196	$86,089
Net charge-offs (recoveries)/average loans	(0.01)%	0.00%	0.00%
Mortgage-residential
Net charge-offs (recoveries)	$—	$(10)	$—
Average loans for the year(1)	$49,278	$42,880	$46,024
Net charge-offs (recoveries)/average loans(1)	0.00%	(0.02)%	0.00%
Mortgage-commercial
Net charge-offs (recoveries)	$(326)	$(363)	$(22)
Average loans for the year	$662,044	$597,721	$555,090
Net charge-offs (recoveries)/average loans	(0.05)%	(0.06)%	0.00%
Consumer:
Home Equity
Net charge-offs (recoveries)	$(12)	$(69)	$(2)
Average loans for the year	$27,479	$26,399	$27,904
Net charge-offs (recoveries)/average loans	(0.04)%	(0.26)%	(0.01)%
Other
Net charge-offs (recoveries)	$51	$26	$55
Average loans for the year	$12,511	$8,054	$9,286
Net charge-offs (recoveries)/average loans	0.41%	0.32%	0.59%
Total:
Net charge-offs (recoveries)	$(309)	$(455)	$(99)
Average loans for the year(1)	$914,569	$871,551	$806,583
Net charge-offs (recoveries)/average loans(1)	(0.03)%	(0.05)%	(0.01)%

(1)	Average loans exclude loans held for sale

The following table presents an allocation of the allowance for loan losses at the end of each of the past three years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

Allocation of the Allowance for Loan Losses

	2022		2021		2020
(Dollars in thousands)	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$849	7.9%	$853	8.1%	$778	8.0%
Real Estate Construction	75	0.7%	113	1.1%	145	1.5%
Real Estate Mortgage:	—	—	—	—	—	—
Commercial	8,569	80.1%	8,570	81.2%	7,855	80.4%
Residential	1,037	9.7%	893	8.4%	865	8.8%
Consumer	170	1.6%	126	1.2%	125	1.3%
Unallocated	636	N/A	624	N/A	621	N/A
Total	$11,336	100.0%	$11,179	100.0%	$10,389	100.0%

Loans acquired in the Cornerstone transaction are excluded from our evaluation of the adequacy of the allowance as they were measured at fair value at acquisition. The assumptions used in this evaluation included a credit component and an interest rate component. These loans amounted to approximately $5.5 million and $9.5 million at December 31, 2022 and 2021, respectively.

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

Non-interest income during the twelve months ended December 31, 2022 was $11.6 million compared to $13.9 million during the same period in 2021. Deposit service charges declined $17 thousand to $960 thousand during the twelve months ended December 31, 2022 from $977 thousand during the same period in 2021 primarily due to customer refunds related to the completion of a project to discontinue multiple presentments on consumer returns and refund customers in a determined “lookback period” of two years. A total of $39 thousand was refunded to 477 accounts ($24 thousand was refunded to 313 active accounts and $15 thousand was refunded to 164 closed accounts). Furthermore, effective July 1, 2022, we increased the NSF de minimis amount to $50 from $5 and reduced our maximum fee per day to $140 from $210, each of which will impact our future aggregate deposit service charges. Mortgage banking income declined by $2.4 million to $1.9 million during the twelve months ended December 31, 2022 from $4.3 million during the same period in 2021. Mortgage production during the twelve months ended December 31, 2022 was $88.6 million, $65.8 million of the production was originated to be sold in the secondary market and $22.8 million of the production was originated as adjustable rate mortgage (ARM) loans for our loans held-for-investment portfolio, compared to $142.1 million, which was all produced to be sold in the secondary market during the same period in 2021. The gain on sale margin decreased to 2.85% during the twelve months ended December 31, 2022 from 3.04% during the same period in 2021. The reduction in mortgage production was primarily due to a higher interest rate environment and low housing inventory. With the headwinds of rising interest rates, we began to market an ARM product during the second quarter of 2022 to provide borrowers with an alternative to fixed-rate mortgages and to help offset anticipated mortgage production challenges. Currently, we are offering 5/1, 7/1, and 10/1 ARM loans that are originated for our loans held-for-investment portfolio. As these ARM loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income.

Investment advisory fees increased $484 thousand to $4.5 million during the twelve months ended December 31, 2022 from $4.0 million during the same period in 2021. Total assets under management declined to $558.8 million at December 31, 2022 compared to $650.9 million at December 31, 2021. While revenue in our financial planning and investment management line of business increased during the twelve months of 2022 compared to the same period in 2021, assets under management (AUM) declined due to the stock market performance in the twelve months of 2022. Our investment advisory fees trail changes in AUM. Management continues to focus on both the mortgage banking income as well as the investment advisory fees and commissions. Gain (loss) on sale of other real estate owned was a loss of $45 thousand during the twelve months ended December 31, 2022 compared to a gain of $77 thousand during the same period in 2021. The $45 thousand loss was related to the sale of one other real estate owned property during the twelve months ended December 31, 2022. Gain (loss) on sale of other assets was a loss of $73 thousand during the twelve months ended December 31, 2022 compared to a gain of $117 thousand during the same period in 2021. The $73 thousand loss in 2022 was related to the sale of one bank owned premise during the twelve months ended December 31, 2022. The $117 thousand gain in 2021 was related to a $104 thousand gain on sale of bank premise held-for-sale and a $13 thousand gain on the sale of bank owned land during the twelve months ended December 31, 2021. Other non-recurring income declined $164 thousand to $7 thousand during the twelve months ended December 31, 2022 from $171 thousand during the same period in 2021. The reduction in other non-recurring income was related to the collection of $147 thousand in summary judgments related to two loans charged off at a bank, which we subsequently acquired and $24 thousand in gains on insurance proceeds during the twelve months ended December 31, 2021. We recorded $7 thousand in other non-recurring income related to gains on insurance proceeds during the twelve months ended December 31, 2022.

Non-interest income, other increased $93 thousand during the twelve months ended December 31, 2022 compared to the same period in 2021 primarily due to increases in ATM/debit card income of $37 thousand, recurring income on bank owned life insurance of $28 thousand, rental income of $11 thousand, wire transfer fees of $14 thousand, and bankcard fees of $14 thousand partially offset by lower customer check sales of $19 thousand.

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

We had no gain on sale of securities during the twelve months ended December 31, 2021 compared to $99 thousand during the same period in 2020. We had a (i) $13 thousand gain on the sale of bank owned land during the twelve months ended December 31, 2021 compared to zero during the prior year period; (ii) $104 thousand gain on the sale of bank premises held-for-sale during the twelve months ended December 31, 2021 compared to zero during the prior year period; and (iii) $77 thousand gain on sale of other real estate owned during the twelve months ended December 31, 2021 compared to $147 thousand during the prior year period. Other non-recurring income includes a $24 thousand gain on insurance proceeds during the twelve months ended December 31, 2021 compared to zero during the prior year period; $147 thousand received from the collection of summary judgments during the twelve months ended December 31, 2021 related to two loans charged off at a bank we acquired; $311 thousand in non-recurring bank owned life insurance (BOLI) income during the twelve months ended December 31, 2020. The $311 thousand in non-recurring BOLI income was due to insurance benefits on two former members of the boards of directors of acquired banks who passed away during the third quarter of 2020.

Non-interest income, other increased $434 thousand during the twelve months ended December 31, 2021 compared to the same period in 2020 primarily due increases in ATM debit card income of $412 thousand and rental income of $40 thousand partially offset by lower recurring BOLI income of $31 thousand and lower loan late charges of $33 thousand.

The following table sets forth for the periods indicated the primary components of noninterest income:

	Year ended December 31,
(In thousands)	2022	2021	2020
Deposit service charges	960	977	1,121
Mortgage banking income	1,900	4,319	5,557
Investment advisory fees and non-deposit commissions	4,479	3,995	2,720
Gain on sale of securities	—	—	99
Gain (loss) on sale of other real estate owned	(45)	77	147
Gain on sale of other assets	(73)	117	—
Other non-recurring income	7	171	311
ATM debit card income	2,706	2,669	2,257
Recurring income on bank owned life insurance	721	693	724
Rental income	322	311	271
Loan late charges	68	68	101
Safe deposit fees	56	59	55
Wire transfer fees	132	118	93
Other	336	330	313
Total	$11,569	$13,904	$13,769

Non-interest Expense. In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases.

Non-interest expense increased $2.1 million during the twelve months ended December 31, 2022 to $41.3 million compared to $39.2 million during the same period in 2021. The $2.1 million increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $863 thousand, increased occupancy expense of $55 thousand, increased equipment expense of $47 thousand, increased marketing and public relations expense of $86 thousand, increased legal and professional fees of $299 thousand, increased ATM/debit card and data processing expense of $428 thousand, increased other real estate expense including other real estate write-downs of $203 thousand, increased fraud expense of $106 thousand, increased travel, meals, and entertainment expense of $103 thousand, and increased postage / courier expense of $118 thousand partially offset by lower FDIC assessments of $150 thousand, lower amortization of intangibles of $43 thousand, and lower loan processing costs of $63 thousand.

•	Salary and benefit expense increased $863 thousand to $25.4 million during the twelve months ended December 31, 2022 from $24.5 million during the same period in 2021. This increase is primarily a result of normal salary adjustments, financial planning and investment advisory commissions, the addition of six employees in our York County, South Carolina office, which opened as a loan production office on March 14, 2022 and converted to a full service branch on October 20, 2022, the addition of new mortgage lenders in the third quarter of 2022, and increased compensation levels for banking officer employees implemented at the beginning of the third quarter of 2022 partially offset by lower mortgage commissions and open positions. We had 254 full-time employees at December 31, 2022 compared to 250 at December 31, 2021.
•	Occupancy expense increased $55 thousand to $3.0 million during the twelve months ended December 31, 2022 compared to $2.9 million during the same period in 2021 primarily related to major maintenance projects and our loan production office in York County, South Carolina (which converted to a full service branch on October 20, 2022) partially offset by lower janitorial services expense and lower bank premises taxes due to the sale of one bank owned property in 2022 and two bank owned properties in 2021.
•	Equipment expense increased $47 thousand to $1.3 million during the twelve months ended December 31, 2022 compared to $1.3 million during the same period in 2021 primarily due to increases in auto expense and ATM and security monitoring service agreements.
•	Marketing and public relations expense increased $86 thousand to $1.3 million during the twelve months ended December 31, 2022 compared to $1.2 million during the same period in 2021 due to larger media schedules including activity in our new York County, South Carolina market.
•	FDIC assessments declined $150 thousand to $468 thousand during the twelve months ended December 31, 2022 compared to $618 thousand during the same period in 2021 due to a reduction in our FDIC assessment rate.
•	Other real estate expenses increased $203 thousand to $308 thousand during the twelve months ended December 31, 2022 compared to $105 thousand during the same period in 2021 due to the accrual of $210 thousand in 2022 real estate taxes on one non-accrual loan and $69 thousand in write-downs on two other real estate owned properties during the twelve months ended December 31, 2022 compared to $50 thousand in write-downs during the same period in 2021.
•	Amortization of intangibles declined $43 thousand to $158 thousand during the twelve months ended December 31, 2022 compared to $201 thousand during the same period in 2021.
•	Other expense increased $991 thousand to $9.4 million during the twelve months ended December 31, 2022 compared to $8.4 million during the same period in 2021.
o	ATM/debit card and data processing expense increased $428 thousand primarily due to higher ATM debit card customer activity, core processing system expenses, and enhanced technology solutions.
o	Fraud expense increased $106 thousand primarily related to an isolated fraud incident.
o	Travel, meals, and entertainment increased $103 thousand due to more in-person meetings from eased COVID-19 restrictions.
o	Postage and courier expense increased $118 thousand partially due to higher fuel costs.
o	Legal and professional fees increased $299 thousand primarily due to higher legal, professional, recruiting, and consulting fees.
o	Loan processing and closing costs/fees declined $63 thousand primarily due to lower mortgage loan processing costs.

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

The following table sets forth for the periods indicated the primary components of noninterest expense:

	Year ended December 31,
(In thousands)	2022	2021	2020
Salary and employee benefits	$25,357	$24,494	$24,026
Occupancy	3,002	2,947	2,709
Furniture and Equipment	1,343	1,296	1,237
Marketing and public relations	1,259	1,173	1,043
FDIC/FICO premium	468	618	404
Other real estate expenses including OREO write downs	308	105	201
Amortization of intangibles	158	201	363
ATM/debit card and data processing*	4,251	3,823	3,123
Investment advisory and non-deposit expense	409	420	330
Supplies	134	116	138
Telephone	354	365	350
Courier	279	181	176
Correspondent services	303	280	272
Insurance	358	325	316
Legal and Professional fees	1,177	878	1,058
Director fees	488	500	336
Shareholder expense	221	212	192
Other	1,384	1,267	1,260
	$41,253	$39,201	$37,534

*	Data processing includes core processing, bill payment, online banking, remote deposit capture, and postage costs for mailing customer notices and statements.

Income Tax Expense

Our income tax expense for 2022 was $3.8 million as compared to income tax expense for the year ended December 31, 2021 of $4.2 million and $2.5 million for the year ended December 31, 2020 (see Note 14 “Income Taxes” to the Consolidated Financial Statements for additional information). We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. The deferred tax assets are established based on the amounts expected to be paid/recovered at existing tax rates. A valuation allowance is established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. Our effective tax rate was 20.6% during the twelve months ended December 31, 2022 compared to 21.3% during the twelve months ended December 31, 2021 and compared to 19.8% during the twelve months ended December 31, 2020. The reduction in our effective tax rate in 2022 compared to 2021 was due to lower net income before tax and a $153 thousand non-recurring reduction to income tax expense during the twelve months ended December 31, 2022. As a result of our current level of tax-exempt securities in our investment portfolio and our BOLI holdings, assuming the current corporate rate remains unchanged, our effective tax rate is expected to be approximately 21.25% to 21.75%.

Financial Position

Assets totaled $1.7 billion at December 31, 2022 and $1.6 billion at December 31, 2021. Loans (excluding loans held-for-sale) increased $117.2 million or 13.6% to $980.9 million at December 31, 2022 from $863.7 million at December 31, 2021. Non-PPP loans increased $118.4 million to $980.6 million at December 31, 2022 from $862.2 million at December 31, 2021. PPP loans declined $1.2 million to $219 thousand at December 31, 2022 from $1.5 million at December 31, 2021.

Total loan production excluding PPP loans was $257.9 million during the twelve months ended December 31, 2022 compared to $217.1 million during the same period in 2021. In addition, we originated zero and $37.1 million in PPP loans during the twelve months ended December 31, 2022 and December 31, 2021, respectively. Loans held-for-sale declined to $1.8 million at December 31, 2022 from $7.1 million at December 31, 2021. Mortgage production during the twelve months ended December 31, 2022 was $88.6 million, $65.8 million of the production was originated to be sold in the secondary market and $22.8 million of the loan production was originated as adjustable rate mortgage (ARM) loans for our loans held-for-investment portfolio and are included total loan production numbers referenced above compared to $142.1 million, which was all produced to be sold in the secondary market during the same period in 2021. The reduction in mortgage production was primarily due to a higher interest rate environment and low housing inventory. With the headwinds of rising interest rates, we began to market an ARM product during the second quarter of 2022 to provide borrowers with an alternative to fixed-rate mortgages and to help offset anticipated mortgage production challenges. Currently, we are offering 5/1, 7/1, and 10/1 ARM loans that are originated for our loans held-for-investment portfolio. As these ARM loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income. The loan-to-deposit ratio (including loans held-for-sale) at December 31, 2022 and December 31, 2021 was 70.9% and 64.0%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at December 31, 2022 and December 31, 2021 was 70.8% and 63.4%, respectively. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets.

Investment securities declined $1.9 million to $564.8 million at December 31, 2022 from $566.6 million at December 31, 2021. On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $15.7 million ($12.4 million net of tax) at December 31, 2022. Our HTM investments totaled $228.7 million and represented approximately 40% of our total investments at December 31, 2022. Our AFS investments totaled $331.9 million or approximately 59% of our total investments at December 31, 2022. Our investments at cost totaled $4.2 million or approximately 1% of our total investments at December 31, 2022. Other short-term investments declined $34.1 million to $12.9 million at December 31, 2022 from $47.0 million at December 31, 2021 due to loan growth exceeding deposit growth. Other assets increased $11.6 million to $19.2 million at December 31, 2022 from $7.6 million at December 31 2021 primarily due to higher deferred tax assets related to unrealized losses on our investment securities. The unrealized losses on our investment securities are related in an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity.

Deposits increased $24.1 million to $1.4 billion at December 31, 2022 compared to $1.4 billion at December 31, 2021.  Our pure deposits, which are defined as total deposits less certificates of deposits, increased $43.7 million to $1.3 billion at December 31, 2022 from $1.2 billion at December 31, 2021.  We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. We had no brokered deposits and no listing services deposits at December 31, 2022 and December 31, 2021.  Our securities sold under agreements to repurchase, which are related to our customer cash management accounts, increased $14.5 million to $68.7 million at December 31, 2022 from $54.2 million at December 31, 2021.

Other borrowings increased $72.0 million to $87.0 million at December 31, 2022 from $15.0 million at December 31, 2021. Other borrowings include $22.0 million in federal funds purchased, $50.0 million in FHLB Advances, and $15.0 million in junior subordinated debt at December 31, 2022 compared to zero in federal funds purchased, zero in FHLB Advances, and $15.0 million in junior subordinated debt at December 31, 2021. The $72.0 million increase in other borrowings was primarily due to loan growth exceeding deposit growth.

Shareholders’ equity declined to 7.1% of total assets at December 31, 2022 from 8.9% at December 31, 2021 due to total asset growth of $88.4 million compared to total shareholders’ equity decline of $22.6 million. The growth in total assets was primarily due to growth of $117.2 million in loans held-for-investment and $11.6 million in other assets partially offset by declines of $31.6 million in cash and interest bearing bank balances, $5.3 million in loans held-for-sale, and $1.9 million in investment securities. The $22.6 million decline in shareholders’ equity was due to a $35.7 million reduction in accumulated other comprehensive income (loss) partially offset by a $10.7 million increase in retention of earnings less dividends paid, the transfer of $1.2 million in deferred board compensation stock units from other liabilities to shareholders’ equity, the transfer of $0.2 million in restricted stock units from other liabilities to shareholder’s equity, a $0.5 million increase due to employee and director stock awards, and a $0.4 million increase due to dividend reinvestment plan (DRIP) purchases. The decline in accumulated other comprehensive income was due to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity. On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $15.7 million ($12.4 million net of tax) at December 31, 2022. Our HTM investments totaled $228.7 million and represented approximately 40% of our total investments at December 31, 2022. Our AFS investments totaled $331.9 million or approximately 59% of our total investments with a modified duration of 3.15 at December 31, 2022. Our investments at cost totaled $4.2 million or approximately 1% of our total investments at December 31, 2022.

On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2021 Repurchase Plan”), which represents approximately 5% of our 7,548,638 shares outstanding as of December 31, 2021. No share repurchases were made under the 2021 Repurchase Plan prior to its expiration at the market close on March 31, 2022. On April 20, 2022, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2022 Repurchase Plan”), which represented approximately 5% of our 7,577,912 shares outstanding as of December 31, 2022. No repurchases have been made under the 2022 Repurchase Plan. The 2022 Repurchase Plan expires at the market close on December 31, 2023.

Earning Assets

Loans and loans held for sale

Loans typically provide higher yields than the other types of earning assets. During 2022 and 2021, loans accounted for 59.7% and 62.6% of average earning assets, respectively. The loan portfolio (including held-for-sale) averaged $920.4 million in 2022 as compared to $889.0 million in 2021. Quality loan portfolio growth continued to be a strategic focus of ours in 2022. However, with the higher loan yields, there are inherent credit and liquidity risks, which we attempt to control and counterbalance. One of our goals as a community bank continues to be to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. In 2022, we funded new loans (excluding loans originated for sale) of approximately $257.9 million, as compared to $217.1 million in 2021. In addition, we originated $37.1 million in PPP loans in 2021. PPP loans net of deferred fees and costs were $219 thousand at December 31, 2022 compared to $1.5 million at December 31, 2021.. We remain committed to meeting the credit needs of our local markets, but adverse national and local economic conditions, as well as deterioration of our asset quality, could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional “well capitalized” ratios and significantly increased regulatory burdens could impede our ability to leverage our balance sheet and expand the loan portfolio.

The following table shows the composition of the loan portfolio by category:

(In thousands)	2022	2021	2020
Commercial, financial & agricultural	$72,409	$69,952	$96,688
Real estate:
Construction	91,223	94,969	95,282
Mortgage—residential	65,759	45,498	43,928
Mortgage—commercial	709,218	617,464	573,258
Consumer:
Home equity	28,723	27,116	26,442
Other	13,525	8,703	8,559
Total gross loans	$980,857	$863,702	$844,157
Allowance for loan losses	(11,336)	(11,179)	(10,389)
Total net loans	$969,521	$852,523	$833,768

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at year-end 2022 and 2021 were commercial mortgage loans in the amount of $704.5 million and $617.5 million, respectively, representing 71.8% and 71.5% of the portfolio, respectively, excluding loans held for sale. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

The previously referenced PPP loans and PPP related credit facility are included in “Commercial, financial & agricultural” loans above.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2022.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2022
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen years	Over Fifteen Years	Total
Commercial, financial and agricultural	$7,790	$36,114	$28,505	$—	$72,409
Real estate:
Construction(1)	21,519	21,476	48,228	—	91,223
Mortgage-residential	1,494	15,658	3,458	45,149	65,759
Mortgage-commercial	39,059	342,536	322,802	4,821	709,218
Consumer:
Home equity	1,304	5,185	22,234	—	28,723
Other	2,254	8,865	2,009	397	13,55
Total	$73,420	$429,834	$427,236	$50,367	$980,587

(1)	Included in construction loans over 5 years through 15 years are a total of $48.2 million in construction-to-permanent loans that will move to their permanent loan category upon completion of the construction phase.

Loans maturing after one year with:

Variable Rate	$103,854
Fixed Rate	803,583
$907,437

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

Our investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $570.6 million in 2022, as compared to $456.8 million in 2021, which represents 37.0% and 32.2% of the average earning assets for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, our investment securities portfolio amounted to $564.8 million and $566.6 million, respectively.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $15.7 million ($12.4 million net of tax) at December 31, 2022. Our HTM investments totaled $228.7 million and represented approximately 40% of our total investments at December 31, 2022. Our AFS investments totaled $331.9 million or approximately 59% of our total investments at December 31, 2022. Our investments at cost totaled $4.2 million or approximately 1% of our total investments at December 31, 2022.

At December 31, 2022, the estimated weighted average life of our total investment portfolio was 6.41 years, the modified duration was 4.32, and the weighted average tax equivalent book yield was 3.33%. At December 31, 2022, the estimated weighted average life of our investments held-to-maturity was 7.12 years, the modified duration was 6.15, and the weighted average tax equivalent book yield was 3.41%. At December 31, 2022, the estimated weighted average life of our investments available-for-sale was 5.95 years, the modified duration was 3.15, and the weighted average tax equivalent book yield was 3.28%. At December 31, 2021, the estimated weighted average life of our investment portfolio was 6.82 years, the effective duration was 3.58, and the weighted average tax equivalent book yield was 1.73%.

We held no debt securities rated below investment grade at December 31, 2022 and December 31, 2021.

The following table shows the Available-for Sale investment portfolio composition.

	December 31,
(Dollars in thousands)	2022	2021	2020
Securities available-for-sale at fair value:
US Treasury Securities	$55,982	$15,436	$1,502
Government sponsored enterprises	2,074	2,501	1,006
Small Business Administration pools	21,088	31,273	35,498
Mortgage-backed securities	244,599	397,729	229,929
State and local government	—	109,848	88,603
Corporate and Other Securities	8,118	8,052	3,328
Total	$331,861	$564,839	$359,866

The following table shows the Held-to-Maturity investment portfolio composition.

	December 31,
(Dollars in thousands)	2022	2021	2020
Securities held-to-maturity at fair value:
US Treasury Securities	$—	$—	$—
Government sponsored enterprises	—	—	—
Small Business Administration pools	—	—	—
Mortgage-backed securities	113,116	—	—
State and local government	100,497	—	—
Corporate and Other Securities	—	—	—
Total	$213,613	$—	$—

We hold other investments carried at cost totaling $4.2 million and $1.8 million at December 31, 2022 and 2021, respectively. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $2.9 million, corporate stock in the amount of $1.0 million, and a venture capital fund in the amount of $274.1 thousand at December 31, 2022. The Company held FHLB stock in the amount of $698.4 thousand, corporate stock in the amount of $1.0 million, and a venture capital fund in the amount of $86.7 thousand at December 31, 2021. These are equity securities without readily determinable fair values. Investment in the FHLB of Atlanta is a condition of borrowing from the FHLB Atlanta. FHLB stock is carried at cost, and periodically evaluated for impairment based on an assessment of the ultimate recovery of par value. Both cash and stock dividends are reported as interest income. Dividends received on other investments, at cost are reported as interest income.

Investment Securities Maturity Distribution and Yields

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at December 31, 2022:

(In thousands)
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Available-for-sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—	$45,781	0.67%	$14,770	0.08%	$—	—
Government sponsored enterprises	—	—	$2,500	0.04%	—	—	—	—
Small Business Administration pools	$335	0.17%	19,085	0.76%	2,237	0.04%	—	—
Mortgage-backed securities	870	0.50%	40,461	0.77%	202,863	2.65%	19,517	2.91%
State and local government	—	—	—	—	—	—	—	—
Corporate and other securities	10	0.03%	5,764	0.20%	2,986	0.06%	9	—
Total investment securities available-for-sale	$1,215	0.70%	$113,591	2.44%	$222,856	2.83%	$19,526	2.91%

(In thousands)
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—	$—	—	$—	—	$—	—
Government sponsored enterprises	—	—	$—	—	—	—	—	—
Small Business Administration pools	$—	—	—	—	—	—	—	—
Mortgage-backed securities	3,228	0.85%	24,520	2.16%	81,646	1.86%	12,381	0.97%
State and local government	3,236	0.47%	14,664	0.96%	61,567	1.42%	27,462	2.63%
Corporate and other securities	—	—	—	—	—	—	—	—
Total investment securities held-to-maturity	$6,464	1.33%	$39,184	3.12%	$143,213	3.29%	$39,843	3.59%

Short-Term Investments

Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $50.5 million in 2022, as compared to $73.4 million in 2021. The decline in short-term investments in 2022 is primarily due to loan growth exceeding deposit growth, which resulted in short-term investments used to fund loan growth. We maintain the majority of our short-term overnight investments in our account at the Federal Reserve rather than in federal funds at various correspondent banks due to the lower regulatory capital risk weighting. At December 31, 2022, short-term investments including funds on deposit at the Federal Reserve totaled $12.9 million. These funds are an immediate source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average deposits were $1.4 billion during 2022, compared to $1.3 billion during 2021, and $1.1 billion during 2020. Total deposits were $1.4 billion at December 31, 2022 compared to $1.4 billion at December 31, 2021, and $1.2 billion at December 31, 2020. Average interest-bearing deposits were $948.3 million during 2022, as compared to $869.7 million during 2021, and $743.4 million during 2020. Total interest-bearing deposits were $924.4 million at December 31, 2022 compared to $916.6 million at December 31, 2021, and $803.9 million at December 31, 2020. These increases are primarily due to organic deposit growth and PPP loan proceeds and other stimulus funds related to the COVID-19 pandemic being held in customers deposit accounts. Total uninsured deposits were $407.0 million and $392.2 million at December 31, 2022 and December 31, 2021, respectively. Included in uninsured deposits at December 31, 2022 and December 31, 2021 were $59.5 million and $55.2 million of collateralized public funds, respectively. We had no brokered deposits and no listing services deposits at December 31, 2022, December 31, 2021, and December 31, 2020.

The following table sets forth the deposits by category:

	December 31,
	2022		2021		2020
(In thousands)	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$461,010	33.3%	$444,688	32.7%	$385,511	32.4%
Interest bearing checking accounts	334,540	24.1%	331,638	24.4%	278,077	23.4%
Money market accounts	295,223	21.3%	287,419	21.1%	242,128	20.4%
Savings accounts	161,770	11.7%	143,765	10.5%	123,032	10.3%
Time deposits less than $100,000	66,410	4.8%	74,489	5.5%	78,794	6.6%
Time deposits more than $100,000	66,429	4.8%	79,292	5.8%	81,871	6.9%
Total deposits	$1,385,382	100.0%	$1,361,291	100.0%	$1,189,413	100.0%

Large certificate of deposit customers, whom we identify as those of $100 thousand or more, tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Core deposits, which exclude time deposits of $100 thousand or more, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $1.3 billion and $1.3 billion at December 31, 2022 and 2021, respectively. Time deposits greater than $250 thousand, the FDIC deposit insurance coverage limit, amounted to $25.0 million and $27.9 million at December 31, 2022 and December 31, 2021, respectively.

A stable base of deposits is expected to continue to be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $250,000 or More

At December 31, 2022, time deposits in excess of the FDIC insurance limit were as follows:

	December 31, 2022
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Time deposits of $250,000 or more	$2,586	$619	$5,315	$976	$9,496

Borrowed funds. Borrowed funds consist of fed funds purchased, securities sold under agreements to repurchase, FHLB advances and long-term debt, which is a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $74.8 million, $62.2 million and $49.5 million during 2022, 2021 and 2020, respectively. The maximum month-end balances during 2022, 2021 and 2020 were $93.4 million, $72.4 million and $73.0 million, respectively. The average rates paid during these periods were 0.30%, 0.14% and 0.38%, respectively. The balances of securities sold under agreements to repurchase were $68.7 million and $54.2 million at December 31, 2022 and 2021, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. Federal funds purchased averaged $1.5 million, zero and seven thousand dollars during 2022, 2021 and 2020, respectively. The average rates paid during these periods were 3.54%, 0.00% and 0.00%, respectively. The balances of federal funds purchased were $22.0 million and zero at December 31, 2022 and 2021, respectively. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. FHLB advances averaged $9.5 million, zero and $2.0 million during 2022, 2021 and 2020, respectively. The average rates paid during these periods were 3.91%, 0.00% and 0.40%, respectively. The balances of FHLB advances were $50.0 million and zero at December 31, 2022 and 2021, respectively.

At December 31, 2022, FHLB advance maturities were as follows:

	December 31, 2022
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
FHLB Advances	$50,000	$—	$—	$—	$50,000

The $50 million in FHLB advances at December 31, 2022 had maturity dates between January 17, 2023 and March 7, 2023 with interest rates between 4.15% and 4.63%. There were no FHLB Advances as of December 31, 2021.

In addition to the above borrowings, we issued $15.5 million in trust preferred securities on September 16, 2004. During the fourth quarter of 2015, we redeemed $500 thousand of these securities. The securities accrue and pay distributions quarterly at a rate of three month LIBOR plus 257 basis points. The remaining debt may be redeemed in full anytime with notice and matures on September 16, 2034. Trust preferred securities averaged $15.0 million during 2022, 2021 and 2020. The average rates paid during these periods were 4.51%, 2.78% and 3.58%, respectively. The balances of trust preferred securities were $15.0 million at December 31, 2022 and 2021.

Capital Adequacy and Dividend Policy

Capital Adequacy

Shareholders’ equity declined to 7.1% of total assets at December 31, 2022 from 8.9% at December 31, 2021 due to total asset growth of $88.4 million compared to total shareholders’ equity decline of $22.6 million. The growth in total assets was primarily due to growth of $117.2 million in loans held-for-investment and $11.6 million in other assets partially offset by declines of $31.6 million in cash and interest bearing bank balances, $5.3 million in loans held-for-sale, and $1.9 million in investment securities. The $22.6 million decline in shareholders’ equity was due to a $35.7 million reduction in accumulated other comprehensive income (loss) partially offset by a $10.7 million increase in retention of earnings less dividends paid, the transfer of $1.2 million in deferred board compensation stock units from other liabilities to shareholders’ equity, the transfer of $0.2 million in restricted stock units from other liabilities to shareholder’s equity, a $0.5 million increase due to employee and director stock awards, and a $0.4 million increase due to dividend reinvestment plan (DRIP) purchases. The decline in accumulated other comprehensive income was due to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity. On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $15.7 million ($12.4 million net of tax) at December 31, 2022. Our HTM investments totaled $228.7 million and represented approximately 40% of our total investments at December 31, 2022. Our AFS investments totaled $331.9 million or approximately 59% of our total investments with a modified duration of 3.15 at December 31, 2022. Our investments at cost totaled $4.2 million or approximately 1% of our total investments at December 31, 2022.

On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2021 Repurchase Plan”), which represents approximately 5% of our 7,548,638 shares outstanding as of December 31, 2021. No share repurchases were made under the 2021 Repurchase Plan prior to its expiration at the market close on March 31, 2022. On April 20, 2022, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2022 Repurchase Plan”), which represented approximately 5% of our 7,577,912 shares outstanding as of December 31, 2022. No repurchases have been made under the 2022 Repurchase Plan. The 2022 Repurchase Plan expires at the market close on December 31, 2023.

During each quarter in 2020 and 2021, we paid a $0.12 per share dividend on our common stock. During each quarter in 2022, we paid an $0.13 per share dividend on our common stock. On January 18, 2023, we announced a $0.14 per share dividend payable on February 14, 2023 to shareholders of record of our common stock on January 31, 2023.

In addition, we have a dividend reinvestment plan that allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio for the three years ended December 31, 2022.

	2022	2021	2020
Return on average assets	0.88%	1.02%	0.78%
Return on average common equity	11.99%	11.22%	7.84%
Equity to assets ratio	7.08%	8.90%	9.77%
Dividend Payout Ratio	26.78%	23.24%	35.38%

While the Company is currently a small bank holding company and so generally is not subject to Basel III capital requirements, our Bank remains subject to such capital requirements. See “Supervision and Regulation—Basel Capital Standards” for additional information on Basel III and the Dodd-Frank Act.

The Bank exceeded the regulatory capital ratios at December 31, 2022 and 2021, as set forth in the following table:

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank(1)(2):
December 31, 2022
Risk Based Capital
Tier 1	$64,741	6.0%	$145,578	13.5%	$80,837	7.5%
Total Capital	86,321	8.0%	156,914	14.5%	70,593	6.5%
CET1	48,555	4.5%	145,578	13.5%	97,023	9.0%
Tier 1 Leverage	67,509	4.0%	145,578	8.6%	78,069	4.6%
December 31, 2021
Risk Based Capital
Tier 1	$57,075	6.0%	$132,918	14.0%	$75,843	8.0%
Total Capital	76,101	8.0%	144,097	15.1%	67,996	7.1%
CET1	42,807	4.5%	132,918	14.0%	90,111	9.5%
Tier 1 Leverage	62,897	4.0%	132,918	8.5%	70,021	4.5%

(1)	As a small bank holding company, the Company is generally not subject to the Basel III capital requirements unless otherwise advised by the Federal Reserve.
(2)	Required Amounts and Required Ratios do not include the capital conservation buffer of 2.5%.

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

We had no brokered deposits and no listing services deposits at December 31, 2022 and December 31, 2021. We believe that we have ample liquidity to meet the needs of our customers through our low cost deposits, our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, and our ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank. Shareholders’ equity declined to 7.1% of total assets at December 31, 2022 from 8.9% at December 31, 2021 due to total asset growth of $88.4 million compared to total shareholders’ equity decline of $22.6 million. The growth in total assets was primarily due to growth of $117.2 million in loans held-for-investment and $11.6 million in other assets partially offset by declines of $31.6 million in cash and interest bearing bank balances, $5.3 million in loans held-for-sale, and $1.9 million in investment securities. The $22.6 million decline in shareholders’ equity was due to a $35.7 million reduction in accumulated other comprehensive income (loss) partially offset by a $10.7 million increase in retention of earnings less dividends paid, the transfer of $1.2 million in deferred board compensation stock units from other liabilities to shareholders’ equity, the transfer of $0.2 million in restricted stock units from other liabilities to shareholder’s equity, a $0.5 million increase due to employee and director stock awards, and a $0.4 million increase due to dividend reinvestment plan (DRIP) purchases. The decline in accumulated other comprehensive income was due to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity. On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $15.7 million ($12.4 million net of tax) at December 31, 2022. Our HTM investments totaled $228.7 million and represented approximately 40% of our total investments at December 31, 2022. Our AFS investments totaled $331.9 million or approximately 59% of our total investments with a modified duration of 3.15 at December 31, 2022. Our investments at cost totaled $4.2 million or approximately 1% of our total investments at December 31, 2022.

The Bank maintains federal funds purchased lines in the total amount of $65.0 million with three financial institutions and $10 million through the Federal Reserve Discount Window. We utilized $22 million of our federal funds purchased lines at December 31, 2022 compared to zero at December 31, 2021. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had $50 million in FHLB advances at December 31, 2022 compared to zero at December 31, 2021. The $50 million in FHLB advances at December 31, 2022 had maturity dates between January 17, 2023 and March 7, 2023 with interest rates between 4.15% and 4.63%.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2022, we had issued commitments to extend unused credit of $156.9 million, including $47.3 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2021, we had issued commitments to extend unused credit of $137.4 million, including $42.9 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and the Bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on our performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, we are not immune from changes occurring in inflation, which risks include a decrease in demand for new mortgage loan and commercial real estate loan originations and refinancings, an increase in competition for deposits, and an increase in non-interest expenses, which may have an adverse impact on our financial performance. As discussed previously, we continually seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework issued in 2013.

Based on that assessment, we believe that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

/s/ Michael C. Crapps	/s/ D. Shawn Jordan
Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Community Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Community Corporation and its subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses

As described in Note 4 to the Company’s financial statements, the Company has a loan portfolio, net of deferred fees of approximately $980.9 million and related allowance for loan losses of approximately $11.3 million as of December 31, 2022. As described by the Company in Note 2, the evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a regular basis. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, economic conditions and volume, growth and composition of the portfolio.

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

Columbia, South Carolina

March 22, 2023

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2022	2021
ASSETS
Cash and due from banks	$24,464	$21,973
Interest-bearing bank balances	12,937	47,049
Investment securities available-for-sale	331,862	564,839
Investment securities held-to-maturity, fair value of $213,613 and $0 at December 31, 2022 and December 31, 2021, respectively	228,701	—
Other investments, at cost	4,191	1,785
Loans held-for-sale	1,779	7,120
Loans held-for-investment	980,857	863,702
Less, allowance for loan losses	11,336	11,179
Net loans held-for-investment	969,521	852,523
Property and equipment - net	31,277	32,831
Lease right-of-use asset	2,702	2,842
Bank owned life insurance	29,952	29,231
Other real estate owned	934	1,165
Intangible assets	761	919
Goodwill	14,637	14,637
Other assets	19,228	7,594
Total assets	$1,672,946	$1,584,508
LIABILITIES
Deposits:
Non-interest bearing	$461,010	$444,688
Interest bearing	924,372	916,603
Total deposits	1,385,382	1,361,291
Securities sold under agreements to repurchase	68,743	54,216
Federal funds purchased	22,000	—
Federal Home Loan Bank advances	50,000	—
Junior subordinated debt	14,964	14,964
Lease liability	2,832	2,950
Other liabilities	10,664	10,089
Total liabilities	1,554,585	1,443,510
Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,577,912 at December 31, 2022 and 7,548,638 at December 31, 2021	7,578	7,549
Nonvested restricted stock and stock units	1,461	(294)
Additional paid in capital	92,683	92,139
Retained earnings	49,025	38,325
Accumulated other comprehensive (loss) income	(32,386)	3,279
Total shareholders’ equity	118,361	140,998
Total liabilities and shareholders’ equity	$1,672,946	$1,584,508

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2022	2021	2020
Interest income:
Loans, including fees	$39,234	$39,671	$37,037
Investment securities - taxable	9,725	6,155	5,011
Investment securities - non taxable	1,525	1,564	1,454
Other short term investments and CDs	633	130	276
Total interest income	51,117	47,520	43,778
Interest expense:
Deposits	1,849	1,740	3,021
Securities sold under agreement to repurchase	227	85	190
Other borrowed money	1,098	416	544
Total interest expense	3,174	2,241	3,755
Net interest income	47,943	45,279	40,023
Provision for (release of) loan losses	(152)	335	3,663
Net interest income after provision for (release of) loan losses	48,095	44,944	36,360
Non-interest income:
Deposit service charges	960	977	1,121
Mortgage banking income	1,900	4,319	5,557
Investment advisory fees and non-deposit commissions	4,479	3,995	2,720
Gain on sale of securities	—	—	99
Gain (loss) on sale of other real estate owned	(45)	77	147
Gain (loss) on sale of other assets	(73)	117	—
Other non-recurring income	7	171	311
Other	4,341	4,248	3,814
Total non-interest income	11,569	13,904	13,769
Non-interest expense:
Salaries and employee benefits	25,357	24,494	24,026
Occupancy	3,002	2,947	2,709
Equipment	1,343	1,296	1,237
Marketing and public relations	1,259	1,173	1,043
FDIC Insurance assessments	468	618	404
Other real estate expense	308	105	201
Amortization of intangibles	158	201	363
Other	9,358	8,367	7,551
Total non-interest expense	41,253	39,201	37,534
Net income before tax	18,411	19,647	12,595
Income tax expense	3,798	4,182	2,496
Net income	$14,613	$15,465	$10,099

Basic earnings per common share	$1.94	$2.06	$1.36
Diluted earnings per common share	$1.92	$2.05	$1.35

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
(Dollars in thousands)	2022	2021	2020
Net income	$14,613	$15,465	$10,099

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available for sale securities, net of tax benefit (expense) of $6,190, $2,128 and ($2,360), respectively	(23,285)	(8,008)	8,875

Less: Reclassification adjustment for gain included in net income, net of tax benefit of $0, $0, and $21, respectively	—	—	(78)

Unrealized loss during the period on available-for-sale securities transferred to held-to-maturity, net of tax benefit of $3,509, $0, and $0, respectively.	(13,198)	—	—

Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $218, $0, and $0 respectively.	818	—	—
Other comprehensive income (loss)	(35,665)	(8,008)	8,797
Comprehensive income (loss)	$(21,052)	$7,457	$18,896

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock			Nonvested		Accumulated
(Dollars and shares in thousands)	Number Shares Issued	Common Stock	Additional Paid-in Capital	Restricted Stock and Stock Units	Retained Earnings	Other Comprehensive Income (loss)	Total
Balance, December 31, 2019	7,440	$7,440	$90,488	$(151)	$19,927	$2,490	$120,194
Net income	—	—	—	—	10,099	—	10,099
Other comprehensive income net of tax expense of $2,339	—	—	—	—	—	8,797	8,797
Issuance of restricted stock	20	20	371	(391)	—	—	—
Issuance of common stock	—	—	4	—	—	—	4
Issuance of common stock-deferred compensation	18	18	182	—	—	—	200
Amortization of compensation on restricted stock	—	—	—	259	—	—	259
Shares forfeited	(1)	(1)	(14)	—	—	—	(15)
Dividends: Common ($0.44 per share)	—	—	—	—	(3,573)	—	(3,573)
Dividend reinvestment plan	23	23	349	—	—	—	372
Balance, December 31, 2020	7,500	$7,500	$91,380	$(283)	$26,453	$11,287	$136,337

Net income	—	—	—	—	15,465	—	15,465
Other comprehensive loss net of tax benefit of $2,128	—	—	—	—	—	(8,008)	(8,008)
Issuance of restricted stock	21	21	353	(374)	—	—	—
Issuance of common stock	2	2	44	—	—	—	46
Issuance of common stock-deferred compensation	10	10	80	—	—	—	90
Amortization of compensation on restricted stock	—	—	—	363	—	—	363
Shares forfeited	(4)	(4)	(66)	—	—	—	(70)
Dividends: Common ($0.48 per share)	—	—	—	—	(3,593)	—	(3,593)
Dividend reinvestment plan	20	20	348	—	—	—	368
Balance, December 31, 2021	7,549	$7,549	$92,139	$(294)	$38,325	$3,279	$140,998

Net income	—	—	—	—	14,613	—	14,613
Other comprehensive loss net of tax benefit of $9,481	—	—	—	—	—	(35,665)	(35,665)
Issuance of restricted stock	9	9	190	(199)	—	—	—
Issuance of common stock	1	1	27	—	—	—	28
Grant of restricted stock units	—	—	—	1,447	—	—	1,447
Amortization of compensation on restricted stock	—	—	—	507	—	—	507
Shares forfeited	(2)	(2)	(40)	—	—	—	(42)
Dividends: Common ($0.52 per share)	—	—	—	—	(3,913)	—	(3,913)
Dividend reinvestment plan	21	21	367	—	—	—	388
Balance, December 31, 2022	7,578	$7,578	$92,683	$1,461	$49,025	$(32,386)	$118,361

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$14,613	$15,465	$10,099
Adjustments to reconcile net income to net cash (used) provided in operating activities
Depreciation	1,663	1,714	1,637
Net premium amortization AFS	1,869	2,317	2,016
Net premium amortization HTM	(264)	—	—
Provision for loan losses	(152)	335	3,663
Write-downs of other real estate owned	69	50	128
Loss (gain) loss on sale of other real estate owned	45	(77)	(147)
Originations of HFS loans	(64,495)	(139,773)	(197,608)
Sales of HFS loans	69,836	177,673	163,743
Amortization of intangibles	158	201	363
Gain on sale of securities	—	—	(99)
Loss on fair value of equity investments	(2)	(4)	—
Accretion on acquired loans	(49)	(135)	(271)
Write-down of premises held for sale	—	—	—
Gain on sale of other assets	73	(117)	—
(Increase) decrease in other assets	(1,696)	994	(911)
Increase (decrease) in other liabilities	457	(715)	341
Net cash (used) provided in operating activities	22,125	57,928	(17,046)
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	—	—	1,200
Proceeds from sale of securities held-to-maturity	—	—	—
Purchase of investment securities available-for-sale	(105,943)	(271,293)	(111,972)
Purchase of investment securities held-to-maturity	(11,270)	—	—
Purchase of other investment securities	(2,406)	(87)	(70)
Maturity/call of investment securities available-for-sale	61,958	53,872	46,933
Maturity/call of investment securities held-to-maturity	11,745	—	—
Proceeds from sale of other investments	—	355	—
Increase in loans	(116,797)	(19,100)	(106,874)
Proceeds from sale of other real estate owned	117	201	349
Proceeds from sale of fixed assets	925	1,414	—
Purchase of property and equipment	(1,223)	(813)	(1,087)
Net disposal of property and equipment	115	19	—
Purchase of BOLI	—	(850)	—
Net cash used in investing activities	(162,779)	(236,282)	(171,521)
Cash flows from financing activities:
Increase in deposit accounts	24,091	171,878	201,213
Increase in Fed Funds Borrowed	22,000	—	—
Advances from the Federal Home Loan Bank	118,000	—	34,001
Repayment of advances from the Federal Home Loan Bank	(68,000)	—	(34,212)
Increase in securities sold under agreements to repurchase	14,527	13,302	7,618
Deferred compensation shares	—	90	200
Shares Retired	(42)	(70)	(15)
Restricted Stock Units Granted	1,447	—	—
Change in non-vested restricted stock	507	363	259
Dividend reinvestment plan	388	368	372
Repurchase of common stock	—	—	—
Proceeds from issuance of common stock	28	46	4
Dividends paid on Common Stock	(3,913)	(3,593)	(3,573)
Net cash provided in financing activities	109,033	182,384	205,867
Net increase in cash and cash equivalents	(31,621)	4,030	17,300
Cash and cash equivalents at beginning of year	69,022	64,992	47,692
Cash and cash equivalents at end of year	$37,401	$69,022	$64,992
Supplemental disclosure:
Cash paid during the period for: interest	$3,058	$3,312	$4,258
Income Taxes	$3,893	$5,097	$3,043
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale, net of tax	$(23,285)	$(8,008)	$8,797
Unrealized loss on securities held-to-maturity, net of tax	(12,380)	—	—
Transfer of investment securities available-for-sale to held-to-maturity	245,619	—	—
Transfer of loans to other real estate owned	$—	$145	$114
Recognition of operating lease right of use asset	$—	$—	$—
Recognition of operating lease liability	$—	$—	$—
Transfer of investment securities held-to-maturity to available-for-sale	$—	$—	$—

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

Premiums are recognized in interest income using the interest method over the period to the earliest call date. Discounts are recognized in interest income using the interest method to maturity.

Other Investments, At Cost

Equity Securities without readily determinable fair values include Federal Home Loan Bank (“FHLB”) of Atlanta capital stock and various other non-marketable equity investments. Investment in the FHLB of Atlanta is a condition of borrowing from the FHLB Atlanta. FHLB stock is carried at cost, and periodically evaluated for impairment based on an assessment of the ultimate recovery of par value. Both cash and stock dividends are reported as interest income. At December 31, 2022 and 2021, the Company’s investment in FHLB stock was $2.9 million and $698.4 thousand, respectively. Dividends received on other investments, at cost are reported as interest income.

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

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of fair value of net assets acquired (including identifiable intangibles) in purchase transactions. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles). Core deposit intangibles are being amortized on a straight-line basis over seven years. Goodwill and identifiable intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. During the year ended December 31, 2022 and 2021, qualitative factors indicated it was more likely than not that the carrying value of goodwill was less than fair value, thus there were no indicators of impairment and no quantitative testing was performed.

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Expense

Marketing and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Marketing and public relations expense totaled $1.3 million, $1.2 million and $1.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. No options were granted in 2022, 2021 or 2020.

Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock and common stock equivalents. Common stock equivalents consist of restricted stock and restricted stock units and are computed using the treasury stock method.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, as amended, to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and similar instruments) and net investments in leases recognized by a lessor. For debt securities with other-than-temporary impairment (OTTI), the guidance will be applied prospectively. Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The assets will be grossed up for the allowance of expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. Adoption is effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption was permitted. The Company adopted CECL on January 1, 2023, and currently estimates the allowance for credit losses will increase by approximately zero to $50 thousand. In addition, the Company expects to recognize a liability for the unfunded commitments of approximately $350 thousand to $450 thousand upon adoption. The impact to retained earnings is expected to be a reduction of approximately $275 thousand to $395 thousand, net of tax. The adoption of CECL will not have a significant impact to the Bank’s regulatory capital. The Company will finalize the adoption during the first quarter of 2023.

In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The amendments are effective through December 31, 2022. The Company does not expect these amendments to have a material effect on its financial statements. In December 2022, the FASB issued amendments to extend the period of time preparers can use the reference rate reform relief guidance under Accounting Standards Codification (ASC) Topic 848 from December 31, 2022, to December 31, 2024, to address the fact that all London Interbank Offered Rate (LIBOR) tenors were not discontinued as of December 31, 2021, and some tenors will be published until June 2023. The amendments are effective immediately for all entities and applied prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2022, the FASB issued amendments which are intended to improve the decision usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

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

Reclassifications

Certain captions and amounts in the 2020 and 2021 consolidated financial statements were reclassified to conform to the 2022 presentation.

Note 3—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
US Treasury securities	$60,552	$—	$(4,569)	$55,983
Government Sponsored Enterprises	2,500	—	(426)	2,074
Mortgage-backed securities	263,704	10	(19,114)	244,600
Small Business Administration pools	21,657	60	(630)	21,087
State and local government	—	—	—	—
Corporate and other securities	8,772	12	(666)	8,118
	$357,185	$82	$(25,405)	$331,862

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
US Treasury securities	$15,736	$—	$300	$15,436
Government Sponsored Enterprises	2,499	2	—	2,501
Mortgage-backed securities	398,125	3,596	3,992	397,729
Small Business Administration pools	30,835	505	67	31,273
State and local government	105,469	4,918	539	109,848
Corporate and other securities	8,024	157	129	8,052
	$560,688	$9,178	$5,027	$564,839

Note 3—INVESTMENT SECURITIES (Continued)

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
US Treasury securities	$—	$—	$—	$—
Government Sponsored Enterprises	—	—	—	—
Mortgage-backed securities	121,772	—	(8,656)	113,116
Small Business Administration pools	—	—	—	—
State and local government	106,929	—	(6,432)	100,497
Corporate and other securities	—	—	—	—
	$228,701	$—	$(15,088)	$213,613

There were no investment securities listed as held-to-maturity as of December 31, 2021.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $15.7 million ($12.4 million net of tax) at December 31, 2022.

During the years ended December 31, 2022 and December 31, 2021, the Company did not receive any proceeds from the sale of investment securities available-for-sale. For the years ended December 31, 2022 and December 31, 2021, there were no gross realized gains or losses from the sale of investment securities available-for-sale. The tax (benefit) provision applicable to the net realized gain (loss) was approximately $0, $0, and $21 thousand for 2022, 2021 and 2020, respectively.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2022 and December 31, 2021.

Schedule of gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss
US Treasury Securities	$28,827	$1,032	$27,156	$3,537	$55,983	$4,569
Government Sponsored Enterprise	—	—	2,074	426	2,074	426
Mortgage-backed securities	81,961	4,435	159,227	14,679	241,188	19,114
Small Business Administration pools	16,066	453	2,592	177	18,658	630
State and local government	—	—	—	—	—	—
Corporate and other securities	2,128	146	3,230	520	5,358	666
Total	$128,982	$6,067	$194,279	$19,338	$323,261	$25,405

Note 3—INVESTMENT SECURITIES (Continued)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2021	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss
US Treasury Securities	$14,479	$264	$958	$36	$15,437	$300
Mortgage-backed securities	200,238	3,156	48,570	836	248,808	3,992
Small Business Administration pools	7,232	67	—	—	7,232	67
State and local government	21,261	539	—	—	21,261	539
Corporate and other securities	3,621	129	—	—	3,621	129
Total	$246,831	$4,155	$49,528	$872	$296,359	$5,027

Schedule of gross unrealized losses and fair values, aggregated by investment category and length of time that individual held-to-maturity have been in a continuous loss position.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-maturity securities:	Value	Loss	Value	Loss	Value	Loss
US Treasury Securities	$—	$—	$—	$—	$—	$—
Government Sponsored Enterprise	—	—	—	—	—	—
Mortgage-backed securities	98,971	7,249	14,145	1,407	113,116	8,656
Small Business Administration pools	—	—	—	—	—	—
State and local government	92,140	5,518	8,357	914	100,497	6,432
Corporate and other securities	—	—	—	—	—	—
Total	$191,111	$12,767	$22,502	$2,321	$213,613	$15,088

The amortized cost and fair value of investment securities at December 31, 2022, by expected maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$1,215	$1,214
Due after one year through five years	111,088	106,385
Due after five years through ten years	221,565	203,959
Due after ten years	23,317	20,304
	$357,185	$331,862

Note 3—INVESTMENT SECURITIES (Continued)

HELD-TO-MATURITY:

(Dollars in thousands)	Held-to-maturity
	Amortized Cost	Fair Value
Due in one year or less	$6,464	$6,440
Due after one year through five years	39,184	37,568
Due after five years through ten years	143,211	133,554
Due after ten years	39,842	36,051
	$228,701	$213,613

Securities with an amortized cost of $290.1 million and fair value of $270.4 million at December 31, 2022 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase. Securities with an amortized cost of $128.5 million and fair value of $130.4 million at December 31, 2021 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase.

Other-Than-Temporary-Impairment: Of the securities in an unrealized loss position at December 31, 2022, 90 securities were in a continuous loss position for twelve months or more. The Company believes, based on industry analyst reports, credit ratings and/or government guarantees, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

The Company evaluates securities available-for-sale for other-than-temporary impairment on a quarterly basis. As a result of this evaluation, at December 31, 2022, the Company has determined that the declines summarized in the tables above are not deemed to be other-than-temporary.

Note 4—LOANS

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $1.9 million and $1.4 million as of December 31, 2022 and December 31, 2021, respectively.

	December 31,
(Dollars in thousands)	2022	2021
Commercial, financial and agricultural	$72,409	$69,952
Real estate:
Construction	91,223	94,969
Mortgage-residential	65,759	45,498
Mortgage-commercial	709,218	617,464
Consumer:
Home equity	28,723	27,116
Other	13,525	8,703
Total	$980,857	$863,702

Commercial, financial, and agricultural category includes $219.0 thousand and $1.5 million in PPP loans, net of deferred fees and costs, as of December 31, 2022 and December 31, 2021, respectively.

Note 4—LOANS (Continued)

Activity in the allowance for loan losses was as follows:

	Years ended December 31,
(Dollars in thousands)	2022	2021	2020
Balance at the beginning of year	$11,179	$10,389	$6,627
Provision for (release of) loan losses	(152)	335	3,663
Charged off loans	(68)	(182)	(110)
Recoveries	377	637	209
Balance at end of year	$11,336	$11,179	$10,389

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 follows:

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2022
Allowance for loan losses:
Beginning balance	$853	$113	$560	$8,570	$333	$126	$624	$11,179
Charge-offs	—	—	—	—	(1)	(67)	—	(68)
Recoveries	17	—	6	325	13	16	—	377
Provisions	(21)	(38)	157	(326)	(31)	95	12	(152)
Ending balance	$849	$75	$723	$8,569	$314	$170	$636	$11,336

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment	(849)	75	723	8,569	314	170	636	11,336

Loans receivable:
Ending balance-total	$72,409	$91,223	$65,759	$709,218	$28,723	$13,525	$—	$980,857

Ending balances:
Individually evaluated for impairment	29	—	34	4,752	168	—	—	4,983

Collectively evaluated for impairment	72,380	91,223	65,725	704,466	28,555	13,525	—	975,874

Note 4—LOANS (Continued)
(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2021
Allowance for loan losses:
Beginning balance	$778	$145	$541	$7,855	$324	$125	$621	$10,389
Charge-offs	—	—	—	(110)	—	(72)	—	(182)
Recoveries	39	—	10	473	69	46	—	637
Provisions	36	(32)	9	352	(60)	27	3	335
Ending balance	$853	$113	$560	$8,570	$333	$126	$624	$11,179

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$1	$—	$—	$—	$1

Collectively evaluated for impairment	853	113	560	8,569	333	126	624	11,178

Loans receivable:
Ending balance-total	$69,952	$94,969	$45,498	$617,464	$27,116	$8,703	$—	$863,702

Ending balances:
Individually evaluated for impairment	—	—	133	1,561	—	—	—	1,694

Collectively evaluated for impairment	69,952	94,969	45,365	615,903	27,116	8,703	—	862,008

Note 4—LOANS (Continued)
(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2020
Allowance for loan losses:
Beginning balance	$427	$111	$367	$4,602	$240	$97	$783	$6,627
Charge-offs	—	(2)	—	(1)	—	(107)	—	(110)
Recoveries	130	2	—	23	2	52	—	209
Provisions	221	34	174	3,231	82	83	(162)	3,663
Ending balance	$778	$145	$541	$7,855	$324	$125	$621	$10,389

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$2	$—	$—	$—	$2

Collectively evaluated for impairment	778	145	541	7,853	324	125	621	10,387

Loans receivable:
Ending balance-total	$96,688	$95,282	$43,928	$573,258	$26,442	$8,559	$—	$844,157

Ending balances:
Individually evaluated for impairment	—	—	440	5,631	42	—	—	6,113

Collectively evaluated for impairment	96,688	95,282	43,488	567,627	26,400	8,559	—	838,044

At December 31, 2022 and December 31, 2021, there were $5.5 million of loans and $9.5 million acquired in the Cornerstone acquisition were excluded in the evaluation of the adequacy of the allowance for loan losses. These loans were recorded at fair value at acquisition which included a credit component of approximately $78.1 thousand and $125.6 thousand at December 31, 2022 and December 31, 2021 respectively. Loans acquired prior to 2017 have been included in the evaluation of the allowance for loan losses.

Note 4—LOANS (Continued)

The following tables are by loan category and present at December 31, 2022, December 31, 2021 and December 31, 2020 loans individually evaluated and considered impaired under FASB ASC 310, “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

(Dollars in thousands)
December 31, 2022	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$29	$29	$—	$27	$2
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	34	51	—	34	3
Mortgage-commercial	4,752	5,260	—	4,747	464
Consumer:
Home Equity	168	168	—	167	9
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	29	29	—	27	2
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	34	51	—	34	3
Mortgage-commercial	4,752	5,260	—	4,747	464
Consumer:
Home Equity	168	168	—	167	9
Other	—	—	—	—	—
	$4,983	$5,508	$—	$4,975	$478

Note 4—LOANS (Continued)
(Dollars in thousands)
December 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	133	151	—	131	6
Mortgage-commercial	1,521	3,514	—	1,748	223
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	40	40	1	39	5
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	133	151	—	131	6
Mortgage-commercial	1,561	3,554	1	1,787	228
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$1,694	$3,705	$1	$1,918	$234

Note 4—LOANS (Continued)
(Dollars in thousands)
December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	440	499	—	440	1
Mortgage-commercial	5,508	7,980	—	5,770	388
Consumer:
Home Equity	42	47	—	42	3
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	123	123	2	123	11
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	440	499	—	440	1
Mortgage-commercial	5,631	8,103	2	5,893	399
Consumer:
Home Equity	42	47	—	42	3
Other	—	—	—	—	—
	$6,113	$8,649	$2	$6,375	$403

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

Note 4—LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2022 and December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of December 31, 2022 and December 31, 2021, no loans were classified as doubtful.

(Dollars in thousands)
December 31, 2022	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$72,333	$47	$29	$—	$72,409
Real estate:	—	—	—	—	—
Construction	91,223	—	—	—	91,223
Mortgage – residential	65,505	220	34	—	65,759
Mortgage – commercial	704,357	80	4,781	—	709,218
Consumer:	—	—	—	—	—
Home Equity	27,531	117	1,075	—	28,723
Other	13,269	93	163	—	13,525
Total	$974,218	$557	$6,082	$—	$980,857

(Dollars in thousands)
		Special
December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$69,833	$119	$—	$—	$69,952
Real estate:	—	—	—	—	—
Construction	94,966	—	3	—	94,969
Mortgage – residential	45,049	305	144	—	45,498
Mortgage – commercial	610,001	1,009	6,454	—	617,464
Consumer:	—	—	—	—	—
Home Equity	25,751	171	1,194	—	27,116
Other	8,604	22	77	—	8,703
Total	$854,204	$1,626	$7,872	$—	$863,702

Note 4—LOANS (Continued)

The following tables are by loan category and present loans past due and on non-accrual status as of December 31, 2022 and December 31, 2021:

(Dollars in thousands) December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$87	$—	$—	$29	$116	$72,293	$72,409
Real estate:
Construction	—	—	—	—	—	91,223	91,223
Mortgage-residential	327	—	—	34	361	65,398	65,759
Mortgage-commercial	46	8	—	4,664	4,718	704,500	709,218
Consumer:
Home equity	—	—	—	168	168	28,555	28,723
Other	96	—	2	—	98	13,427	13,525
Total	$556	$8	$2	$4,895	$5,461	$975,396	$980,857

(Dollars in thousands) December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$125	$35	$—	$118	$278	$69,674	$69,952
Real estate:
Construction	—	—	—	—	—	94,969	94,969
Mortgage-residential	8	4	—	132	144	45,354	45,498
Mortgage-commercial	—	—	—	—	—	617,464	617,464
Consumer:
Home equity	—	62	—	—	62	27,054	27,116
Other	—	1	—	—	1	8,702	8,703
Total	$133	$102	$—	$250	$485	$863,217	$863,702

Troubled Debt Restructurings. The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. There were no loans determined to be TDRs that were restructured during the twelve month period ended December 31, 2022 and December 31, 2021. Additionally, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 90 days past due. TDRs that are still accruing and included in impaired loans at December 31, 2022 and at December 31, 2021 amounted to $88.2 thousand and $1.4 million, respectively

In the determination of the allowance for loan losses, all TDRs are reviewed to ensure that one of the three proper valuation methods (fair market value of the collateral, present value of cash flows, or observable market price) is adhered to. All non-accrual loans are written down to its corresponding collateral value. All TDR accruing loans where the loan balance exceeds the present value of cash flow will have a specific allocation. All nonaccrual loans are considered impaired. Under ASC 310-10, a loan is impaired when it is probable that the Bank will be unable to collect all amounts due including both principal and interest according to the contractual terms of the loan agreement.

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

Note 4—LOANS (Continued)

A summary of changes in the accretable yield for PCI loans for the years ended December 31, 2022, 2021, and 2020 follows:

(Dollars in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Accretable yield, beginning of period	$64	$93	$123
Additions	—	—	—
Accretion	(28)	(29)	(30)
Reclassification of non-accretable difference due to improvement in expected cash flows	—	—	—
Other changes, net	—	—	—
Accretable yield, end of period	$36	$64	$93

At December 31, 2022 and December 31, 2021, the recorded investment in purchased impaired loans was $91 thousand and $109 thousand, respectively. The unpaid principal balance was $117 thousand and $152 thousand at December 31, 2022 and December 31, 2021, respectively. At December 31, 2022 and December 31, 2021, these loans were all secured by commercial real estate.

Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the years ended December 31, 2022 and December 31, 2021.

	For the years ended December 31,
(Dollars in thousands)	2022	2021
Balance, beginning of year	$2,809	$3,297
New Loans	3	4
Less loan repayments	623	492
Balance, end of year	$2,189	$2,809

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

Note 5—FAIR VALUE MEASUREMENT (Continued)

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

Note 5—FAIR VALUE MEASUREMENT (Continued)

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$37,401	$37,401	$37,401	$—	$—
Available-for-sale securities	331,862	331,862	—	331,862	—
Held-to-maturity securities	228,701	213,613	—	213,613	—
Other investments, at cost	4,191	4,191	—	—	4,191
Loans held for sale	1,779	1,779	—	1,779	—
Net loans receivable	969,521	943,498	—	—	943,498
Accrued interest	5,217	5,217	5,217	—	—
Financial liabilities:
Non-interest bearing demand	$461,010	$461,010	$—	$461,010	$—
Interest bearing demand deposits and money market accounts	629,763	629,763	—	629,763	—
Savings	161,770	161,770	—	161,770	—
Time deposits	132,839	132,825	—	132,825	—
Total deposits	1,385,382	1,385,368	—	1,385,368	—
Federal Home Loan Bank Advances	50,000	50,000	—	50,000	—
Short term borrowings	90,743	90,743	—	90,743	—
Junior subordinated debentures	14,964	13,402	—	13,402	—
Accrued interest payable	520	520	520	—	—

	December 31, 2021
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$69,022	$69,022	$69,022	$—	$—
Available-for-sale securities	564,839	564,839	39,829	525,010	—
Other investments, at cost	1,785	1,785	—	—	1,785
Loans held for sale	7,120	7,120	—	7,120	—
Net loans receivable	852,523	851,822	—	—	851,822
Accrued interest	3,927	3,927	3,927	—	—
Financial liabilities:
Non-interest bearing demand	$444,688	$444,688	$—	$444,688	$—
Interest bearing demand deposits and money market accounts	619,057	619,057	—	619,057	—
Savings	143,765	143,765	—	143,765	—
Time deposits	153,781	154,030	—	154,030	—
Total deposits	1,361,291	1,361,540	—	1,361,540	—
Short term borrowings	54,216	54,216	—	54,216	—
Junior subordinated debentures	14,964	15,015	—	15,015	—
Accrued interest payable	404	404	404	—	—

Note 5—FAIR VALUE MEASUREMENT (Continued)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2022 and December 31, 2021 that are measured on a recurring basis. There were no liabilities carried at fair value as of December 31, 2022 or December 31, 2021 that are measured on a recurring basis.

AVAILABLE-FOR-SALE:

(Dollars in thousands)

Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$55,983	$—	$55,983	$—
Government Sponsored Enterprises	2,074	—	2,074	—
Mortgage-backed securities	244,600	—	244,600	—
Small Business Administration pools	21,087	—	21,087	—
State and local government	—	—	—	—
Corporate and other securities	8,118	—	8,118	—
Total Available-for-sale securities	331,862	—	331,862	—
Loans held for sale	1,779	—	1,779	—
Total	$333,641	$—	$333,641	$—

(Dollars in thousands)

Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
US treasury securities	$15,436	$—	$15,436	$—
Government sponsored enterprises	2,501	—	2,501	—
Mortgage-backed securities	397,729	25,934	371,796	—
Small Business Administration securities	31,273	—	31,273	—
State and local government	109,848	12,896	96,952	—
Corporate and other securities	8,052	1,000	7,052	—
Total Available-for-sale securities	564,839	39,830	525,010	—
Loans held-for-sale	7,120	—	7,120	—
Total	$571,959	$39,830	$532,130	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2022 and December 31, 2021 that are measured on a non-recurring basis. There were no liabilities carried at fair value and measured on a non-recurring basis at December 31, 2022 and 2021.

(Dollars in thousands)
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	34	—	—	34
Mortgage-commercial	4,752	—	—	4,752
Consumer:
Home equity	168	—	—	168
Other	—	—	—	—
Total impaired	4,954	—	—	4,954
Other real estate owned:
Construction	412	—	—	412
Mortgage-commercial	522	—	—	522
Total other real estate owned	934	—	—	934
Total	$5,888	$—	$—	$5,888

Note 5—FAIR VALUE MEASUREMENT (Continued)
(Dollars in thousands)
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	133	—	—	133
Mortgage-commercial	1,561	—	—	1,561
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
Total impaired	1,694	—	—	1,694
Other real estate owned:
Construction	624	—	—	624
Mortgage-commercial	541	—	—	541
Total other real estate owned	1,165	—	—	1,165
Total	$2,859	$—	$—	$2,859

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

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of December 31, 2022	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$934	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$4,954	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2021	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,165	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$1,694	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 6—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2022	2021
Land	$9,804	$10,454
Premises	28,684	29,415
Equipment	7,900	6,855
Fixed assets in progress	90	(4)
Property and equipment, gross	46,478	46,720
Accumulated depreciation	15,201	13,889
Property and Equipment Net	$31,277	$32,831

Provision for depreciation included in operating expenses for the years ended December 31, 2022, 2021 and 2020 amounted to $1.6 million, $1.7 million, and $1.6 million, respectively.

As of December 31, 2022 and December 31, 2021 there were no premises held-for-sale. During the year ended December 31, 2022, the Company sold a warehouse that had previously been used for storage. Loss on premises held-for-sale was $73 thousand for the year ended December 31, 2022 and gain on premises held-for-sale was $103 thousand for the year ended December 31, 2021. Loss on sale of fixed assets was $45 thousand for the year ended December 31, 2022 and gain on sale of fixed assets was $14 thousand for the year ended December 31, 2021.

Note 7—GOODWILL, CORE DEPOSIT INTANGIBLE

Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2022	2021	2020
Core deposit premiums, gross carrying amount	$3,358	$3,358	$3,358
Other intangibles	538	538	538
Gross carrying amount	3,896	3,896	3,896
Accumulated amortization	(3,135)	(2,977)	(2,776)
Net	$761	$919	$1,120

Based on the core deposit and other intangibles as of December 31, 2022, the following table presents the aggregate amortization expense for each of the succeeding years ending December 31:

(Dollars in thousands)	Amount
2023	$157
2024	158
2025	157
2026	158
2027 and thereafter	131
Total	$761

Amortization of the intangibles amounted to $158 thousand, $201 thousand and $363 thousand for the years ended December 31, 2022, 2021 and 2020, respectively. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. During the year ended December 31, 2022, qualitative factors indicated it was more likely than not that the carrying value of goodwill was less than fair value, thus

Note 7—GOODWILL, CORE DEPOSIT INTANGIBLE (Continued)

there were no indicators of impairment and no quantitative testing was performed. The Company’s carrying amount of goodwill at December 31, 2022, and 2021 and changes to the goodwill are summarized as follows:

	December 31,
(In thousands)	2022	2021
Balance—beginning of year	$14,637	$14,637
Acquired Goodwill	—	—
Impairment	—	—
Balance, end of year	$14,637	$14,637

Note 8—OTHER REAL ESTATE OWNED

The following summarizes the activity in the other real estate owned for the years ended December 31, 2022 and 2021.

	December 31,
(In thousands)	2022	2021
Balance—beginning of year	$1,165	$1,194
Additions—foreclosures	—	145
Write-downs	(69)	(50)
Sales	(162)	(124)
Balance, end of year	$934	$1,165

Note 9—DEPOSITS

The Company’s total deposits are comprised of the following at the dates indicated:

	December 31,	December 31,
(Dollars in thousands)	2022	2021
Non-interest bearing deposits	$461,010	$444,688
Interest bearing demand deposits and money market accounts	629,763	619,057
Savings	161,770	143,765
Time deposits	132,839	153,781
Total deposits	$1,385,382	$1,361,291

At December 31, 2022, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2023	$104,563
2024	14,326
2025	10,308
2026	2,687
2027 and after	955
Total	$132,839

Note 9—DEPOSITS (Continued)

Interest paid on time deposits of $100 thousand or more totaled $280 thousand, $538 thousand, and $993 thousand in 2022, 2021, and 2020, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at December 31, 2022 and December 31, 2021 were $25.0 million and $27.9 million, respectively.

Deposits from directors and executive officers and their related interests at December 31, 2022 and 2021 amounted to approximately $24.5 million and $32.0 million, respectively.

The amount of overdrafts classified as loans at December 31, 2022 and 2021 were $162 thousand and $58 thousand, respectively.

Total uninsured deposits were $407.0 million and $392.2 million at December 31, 2022 and December 31, 2021, respectively. Included in uninsured deposits at December 31, 2022 and December 31, 2021 were $59.5 million and $55.2 million of collateralized public funds, respectively.

Note 10—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one day to four days from the transaction date. The weighted average interest rate at December 31, 2022 and 2021 was 0.95% and 0.12%, respectively. The maximum month-end balance during 2022 and 2021 was $93.4 million and $72.4 million, respectively. The average outstanding balance during the years ended December 31, 2022 and 2021 amounted to $74.8 million and $62.2 million, respectively, with an average rate paid of 0.30% and 0.14%, respectively. Securities sold under agreements to repurchase are collateralized by securities with fair market values exceeding the total balance of the agreement.

At December 31, 2022 and 2021, the Company had unused short-term lines of credit totaling $70.0 million and $75.0 million respectively.

Note 11—ADVANCES FROM FEDERAL HOME LOAN BANK

As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $5.5 million at December 31, 2022. Securities have been pledged as collateral for advances in the amount of $72.6 million as of December 31, 2022. As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $22.8 million at December 31, 2021. Securities have been pledged as collateral for advances in the amount of $2.7 million as of December 31, 2021. Advances are subject to prepayment penalties. The average advances during 2022 and 2021 were $9.5 million and $5.0 million, respectively. The average interest rate for 2022 and 2021 was 4.34% and 0.18%, respectively. The maximum outstanding amount at any month end was $50.0 million and $0 million for 2022 and 2021, respectively.

During the years ended December 31, 2022 and December 31, 2021 there were no advances that were prepaid. Accordingly, no losses were realized on early extinguishment.

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

Note 13—LEASES

The Company has operating leases on three of its facilities. The leases have maturities ranging from February 2025 to December 2028 some of which include extensions of multiple five-year terms. The right-of-use asset was $2.7 million and $2.8 million at December 31, 2022 and December 31, 2021, respectively. The lease liability was $2.8 million and $3.0 million at December 31, 2022 and December 31, 2021, respectively. During the twelve-month period ended December 31, 2022, the Company made cash payments in the amount of $326.6 thousand for operating leases and the lease liability was reduced by $197.3 thousand. The lease expense recognized during the twelve-month periods ended December 31, 2022, December 31, 2021, December 31, 2020 amounted to $354.8 thousand, $323.0 thousand, and $323.0 thousand, respectively. The weighted average remaining lease term as of December 31, 2022, is 14.38 years and the weighted average discount rate used is 4.37%. The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2022.

(Dollars in thousands)
2022	$262
2023	268
2024	275
2025	281
2026	254
Thereafter	2,520
Total undiscounted lease payments	$3,860
Less effect of discounting	(1,028)
Present value of estimated lease payments (lease liability)	2,832

In addition to the leases discussed above, the Company has entered into a facility lease agreement that will commence on January 1, 2023. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term. A right-of-use asset of $823.8 thousand and a lease liability of $824.6 thousand will be recognized upon commencement. The term will be sixty-nine months with a discount rate of 3.87%.

Note 14—INCOME TAXES

Income tax expense for the years ended December 31, 2022, 2021 and 2020 consists of the following:

Schedule of Income Tax Expenses

	Year ended December 31
(Dollars in thousands)	2022	2021	2020
Current
Federal	$3,429	$3,653	$2,758
State	735	749	523
Total Current	4,164	4,402	3,281
Deferred
Federal	(323)	(167)	(751)
State	(43)	(53)	(34)
Total Deferred	(366)	(220)	(785)
Income tax expense	$3,798	$4,182	$2,496

Reconciliation from expected federal tax expense to effective income tax expense for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2022	2021	2020
Expected federal income tax expense	$3,866	$4,126	$2,645
State income tax net of federal benefit	547	550	386
Tax exempt interest	(404)	(396)	(316)
Increase in cash surrender value life insurance	(151)	(146)	(153)
Valuation allowance	27	32	32
Life Insurance Proceeds	—	—	(65)
Excess tax benefit of stock compensation	(5)	(11)	(1)
Other	(82)	27	(32)
Total	$3,798	$4,182	$2,496

Note 14—INCOME TAXES (Continued)

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2022	2021
Assets:
Allowance for loan losses	$2,464	$2,415
Excess tax basis of deductible intangible assets	60	98
Net operating loss carry forward	840	792
Excess tax basis of assets acquired	18	28
Unrealized losses on available-for-sale securities	5,169	—
Unrealized losses on held-to-maturity securities	3,291	—
Compensation expense deferred for tax purposes	1,348	1,221
Deferred loss on other-than-temporary-impairment charges	5	5
FASB 91 - Origination Income & Costs	405	296
Tax credit carry-forwards	—	33
Other Real Estate Owned	231	230
Other	299	183
Total deferred tax asset	14,130	5,301
Valuation reserve	916	889
Total deferred tax asset net of valuation reserve	13,214	4,412
Liabilities:
Tax depreciation in excess of book depreciation	619	612
Excess financial reporting basis of assets acquired	938	969
Unrealized gain on available-for-sale securities	—	1,021
Total deferred tax liabilities	1,557	2,602
Net deferred tax asset / (liability) recognized	$11,657	$1,810

At December 31, 2022 the Company has approximately $21.3 million in State net operating losses. A valuation allowance is established to fully offset the deferred tax asset related to these net operating losses of the holding company. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The net deferred asset is included in other assets on the consolidated balance sheets.

A portion of the change in the net deferred tax asset relates to unrealized gains/losses on securities available-for-sale and held-to-maturity. The tax benefit related to the change of $9.5 million has been recorded directly to accumulated other comprehensive income within shareholders' equity. The balance in the change in net deferred tax asset results from the current period deferred tax benefit of $366 thousand. At December 31, 2022, the Company had no federal net operating loss carryforward.

Tax returns for 2019 and subsequent years are subject to examination by taxing authorities.

As of December 31, 2022, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2022 and 2021, the Bank had commitments to extend credit including lines of credit of $156.9 million and $137.4 million, respectively.

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

The primary market areas served by the Bank include the Midlands Region of South Carolina to include Lexington, Richland, Newberry and Kershaw Counties; the Central Savannah River Region include Aiken County, South Carolina and Richmond and Columbia Counties in Georgia. With the acquisition of Cornerstone, we also serve Greenville, Anderson and Pickens Counties in South Carolina which we refer to as the Upstate Region. In 2022, the Company opened a branch in Rock Hill, South Carolina which is located in York County and referred to as the Piedmont Region. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The Company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the Bank’s risk based capital, or approximately $39.2 million.

Based on this criteria, the Bank had five such concentrations at December 31, 2022, including $299.3 million (30.5% of total loans) to lessors of non-residential property, $124.3 million (12.6% of total loans) to lessors of residential properties, $63.0 million (6.4% of total loans) to private households, $60.2 million (6.1% of total loans) to other activities related to real estate and $45.9 million to hotels (4.7% of total loans). As reflected above, lessors of non-residential properties and lessors of residential buildings equate to approximately 190.8% and 79.2% of total regulatory capital, respectively. The risk in these portfolios is diversified over a large number of loans approximately 471 for lessors of non-residential properties and 394 loans for lessors of residential buildings. Commercial real estate loans and commercial construction loans represent $788.9 million, or 80.4%, of the portfolio. Approximately $267.6 million, or 33.8%, of the total commercial real estate loans are owner occupied, which can tend to reduce the risk associated with these credits. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its market areas, a substantial portion of its debtor’s ability to honor their contracts is dependent upon the economic stability of these areas.

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

Note 16—REVENUE RECOGNITION (Continued)

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

(Dollars in thousands)	December 31,	December 31,
Non-Interest Income	2022	2021
Deposit service charges	$960	$977
Mortgage banking income(1)	1,900	4,319
Investment advisory fees and non-deposit commissions(1)	4,479	3,995
Gain (loss) on sale of other real estate owned	(45)	77
Gain (loss) on sale of other assets	(73)	117
Non-recurring income	7	171
Other (2)	4,341	4,248
Total non-interest income	11,569	13,904

(1)	Not within the scope of ASC 606
(2)	Includes Check Card Fee income discussed above. No other items are within the scope of ASC 606.

Note 17—OTHER INCOME AND OTHER EXPENSE

A summary of the components of other non-interest income is as follows:

	Year ended December 31,
(In thousands)	2022	2021	2020
ATM debit card income	$2,706	$2,669	$2,257
Recurring income on bank owned life insurance	721	693	724
Rental income	322	311	271
Loan late charges	68	68	101
Safe deposit fees	56	59	55
Wire transfer fees	132	118	93
Other	336	330	313
Total	$4,341	$4,248	$3,814

A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2022	2021	2020
Core banking/electronic processing and services	$2,371	$2,310	$2,065
ATM/debit card processing	885	694	588
Software subscriptions and services	896	733	396
Wire processing fees	98	87	75
Supplies	134	116	138
Telephone	354	365	350
Courier	279	181	176
Correspondent services	303	280	272
Insurance	358	325	316
Debit card and Fraud losses	285	160	119
Investment advisory and non-deposit expense	409	420	330
Loan processing and closing costs	266	329	360
Director fees	488	500	336
Legal and Professional fees	1,177	878	1,058
Shareholder expense	221	212	192
Other	834	777	780
Total	$9,358	$8,367	$7,551

Note 18—STOCK OPTIONS, RESTRICTED STOCK, RESTRICTED STOCK UNITS, AND DEFERRED COMPENSATION

Reclassification of Stock Units

In June 2022, all of the Company’s stock units were reclassified from “Other liabilities” to “Nonvested restricted stock and stock units” and are included in “Nonvested restricted stock and restricted stock and stock units” on the Balance Sheet.

The table below shows the balance as of June 30, 2022 for each type of stock unit reclassified.

(Dollars in thousands)
Type of stock unit	Balance
Nonemployee Director deferred compensation stock units	1,201
Time-Based Restricted Stock Units	79
Performance-Based Restricted Stock Units	138
Total stock units reclassified	1,418

The table below shows the components of “nonvested restricted stock and stock units” as of the years ended December 31, 2022, 2021, and 2020.

(Dollars in thousands)	Year ended December 31,
Nonvested restricted stock and stock units	2022	2021		2020
Non-employee director deferred compensation stock plan deferred stock units	1,260	—	[1]	—	[1]
Time-based restricted stock units - officer	129	—	[2]	—	[2]
Performance-based restricted stock units - officer	218	—		—
Restricted stock – officer and director	(146)	(294)		(283)
Total nonvested restricted stock and stock units	1,461	(294)		(283)

[1]	In June 2022, all of the Company’s stock units were reclassified from “Other liabilities”. At December 31, 2021 and December 31, 2020, $1.107 million was $1.056 million, respectively, were included in “Other liabilities”.
[2]	In June 2022, all of the Company’s stock units were reclassified from “Other liabilities”. At December 31, 2021 and December 31, 2020, $144 thousand was $107 thousand, respectively, were included in “Other liabilities”.

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

The table below shows the following information related to First Community Corporation’s Non-Employee Director Deferred Compensation Plan: accumulated share units and accrued liability as of the years ended December 31, 2022, 2021, and 2020; and the related director compensation expense for the twelve months ended 2022, 2021, and 2020.

	Year ended December 31,
	2022	2021	2020
Non-employee director deferred compensation plan accumulated share units	93,488	85,764	88,411
Accrued liability (dollars in thousands)[1]	1,260	1,107	1,056
Related director compensation expense (dollars in thousands)	153	140	148

[1]	Recorded in “Nonvested restricted stock and stock units” effective June 2022; recorded in “Other liabilities” prior to June 2022.

Note 18—STOCK OPTIONS, RESTRICTED STOCK, RESTRICTED STOCK UNITS, AND DEFERRED COMPENSATION (Continued)

First Community Corporation 2011 Stock Incentive Plan

In 2011, the Company and its shareholders adopted a stock incentive plan whereby 350,000 shares were reserved for issuance by the Company upon the grant of stock options or restricted stock awards under the plan (the “2011 Plan”). The 2011 Plan provided for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from the date of grant. There were no stock options outstanding and exercisable at December 31, 2022, December 31, 2021 and December 31, 2020. The 2011 Plan expired on March 15, 2021 and no new awards may be granted under the 2011 Plan. However, any awards outstanding under the 2011 Plan will continue to be outstanding and governed by the provisions of the 2011 Plan.

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

The table below shows stock awards granted during the twelve months ended December 31, 2022, 2021, and 2020.

(In shares/units)	Twelve Months ended December 31,
Stock awards	2022[1]	2021[2]	2020[2]
Time-based restricted stock units - officer	11,738	—	—
Performance-based restricted stock units – officer[3]	11,738	13,301	—
Restricted stock – officer	2,201	13,301	13,267
Restricted stock – director	7,359	7,960	2,662

[1]	Stock awards in 2022 were granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan.
[2]	Stock awards in 2021 and 2020 were granted under the First Community Corporation 2011 Stock Incentive Plan.
[3]	11,738 units represent the target payout with a maximum payout of 17,608 units.

The table below shows the fair value of stock awards granted during the twelve months ended December 31, 2022, 2021, and 2020.

(Dollars in thousands)	Twelve months ended December 31,
Fair value of stock awards on grant date	2022[1]	2021[2]	2020[2]
Time-based restricted stock units - officer	246	—	—
Performance-based restricted stock units – officer[3]	246	234	—
Restricted stock – officer	46	234	261
Restricted stock – director	154	140	55

[1]	Stock awards in 2022 were granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan.
[2]	Stock awards in 2021 and 2020 were granted under the First Community Corporation 2011 Stock Incentive Plan.
[3]	$246 thousand represents the target payout with a maximum payout of $369 thousand.

Note 18—STOCK OPTIONS, RESTRICTED STOCK, RESTRICTED STOCK UNITS, AND DEFERRED COMPENSATION (Continued)

The table below shows the compensation expense related to stock awards granted during the twelve months ended December 31, 2022, 2021, and 2020.

(Dollars in thousands)	Year ended December 31,
Compensation expense related to stock awards	2022	2021	2020
Time-based restricted stock units – officer[1]	94	19	16
Performance-based restricted stock units – officer[2]	153	65	—
Restricted stock – officer[3]	206	223	197
Restricted stock – director[4]	141	140	55

[1]	Expense in 2022 consists of $75.1 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $19.1 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan. Expenses in 2021 and 2020 were related to stock awards granted under the First Community Corporation 2011 Stock Incentive Plan.
[2]	Expense in 2022 consists of $75.1 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $78.0 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan. Expenses in 2021 and 2020 were related to stock awards granted under the First Community Corporation 2011 Stock Incentive Plan.
[3]	Expense in 2022 consists of $23.8 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $182.1 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan. Expenses in 2021 and 2020 were related to stock awards granted under the First Community Corporation 2011 Stock Incentive Plan.
[4]	Expense in 2022 was related to stock awards granted under the Community Corporation 2021 Omnibus Equity Incentive Plan. Expenses in 2021 and 2020 were related to stock awards granted under the First Community Corporation 2011 Stock Incentive Plan.

The table below shows the First Community Corporation 2021 Omnibus Equity Incentive Plan (“2021 Incentive Plan”) initial reserve at May 19, 2021; stock awards granted under the 2021 Incentive Plan from its inception through December 31, 2022; and the 2021 Incentive Plan remaining reserve at December 31, 2022.

(In shares / units)
First Community Corporation 2021 Omnibus Equity Incentive Plan	2022
Initial reserve – May 19, 2021	225,000
Shares / units granted
Time-based restricted stock units - officer	(11,738)
Performance-based restricted stock units – officer[1]	(17,608)
Restricted stock – officer	(2,201)
Restricted stock – director	(7,359)
Total nonvested restricted stock and stock units	186,094

[1]	Performance-based restricted stock units are initially granted and expensed at target levels; however, they are reserved at maximum levels.

Note 19—EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the years ended December 31, 2022, 2021 and 2020, the plan expense amounted to $608 thousand , $581 thousand, and $552 thousand , respectively. The Company matches 100% of the employee’s contribution up to 3% and 50% of the employee’s contribution on the next 2% of the employee’s contribution.

The Company acquired various single premium life insurance policies from DutchFork Bancshares that are used to indirectly fund fringe benefits to certain employees and officers. A salary continuation plan was established payable for two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years for two individuals.

The company acquires various life insurance policies to fund fringe benefits to certain key employees. The cash surrender value at December 31, 2022 and 2021 of all bank owned life insurance was $30.0 million and $29.2 million, respectively. Expenses accrued for the anticipated benefits under the salary continuation plans for the year ended December 31, 2022, 2021 and 2020 amounted to $492 thousand, $516 thousand, and $514 thousand, respectively.

Note 20—EARNINGS PER COMMON SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Year ended December 31,
(Amounts in thousands)	2022	2021	2020
Numerator (Included in basic and diluted earnings per share)	$14,613	$15,465	$10,099
Denominator
Weighted average common shares outstanding for:
Basic earnings per common share	7,529	7,491	7,446
Dilutive securities:
Deferred compensation	79	58	36
Diluted common shares outstanding	7,608	7,549	7,482
Basic earnings per common share	$1.94	$2.06	$1.36
Diluted earnings per common share	$1.92	$2.05	$1.35
The average market price used in calculating assumed number of shares	$19.52	$19.68	$15.89

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

Note 21—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

The Bank exceeded the minimum regulatory capital ratios at December 31, 2022 and 2021, as set forth in the following table:

(In thousands)	Minimum Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank(1)(2):
December 31, 2022
Risk Based Capital
Tier 1	$64,741	6.0%	$145,578	13.5%	$80,837	7.5%
Total Capital	$86,321	8.0%	$156,914	14.5%	$70,593	6.5%
CET1	$48,555	4.5%	$145,578	13.5%	$97,023	9.0%
Tier 1 Leverage	$67,509	4.0%	$145,578	8.6%	$78,069	4.6%
December 31, 2021
Risk Based Capital
Tier 1	$57,075	6.0%	$132,918	14.0%	$75,843	8.0%
Total Capital	$76,101	8.0%	$144,097	15.2%	$67,996	7.1%
CET1	$42,807	4.5%	$132,918	14.0%	$90,111	9.5%
Tier 1 Leverage	$62,897	4.0%	$132,918	8.5%	$70,021	4.5%

(1)	As a small bank holding company, we are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve.
(2)	Ratios do not include the capital conservation buffer of 2.5%.

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

Note 22—PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2022	2021
Assets:
Cash on deposit	$3,870	$3,335
Interest bearing deposits	—	—
Securities purchased under agreement to resell	—	—
Investment in bank subsidiary	128,392	151,519
Other	1,288	1,353
Total assets	$133,550	$156,207
Liabilities:
Junior subordinated debentures	$14,964	$14,964
Other	225	245
Total liabilities	15,189	15,209
Shareholders’ equity	118,361	140,998
Total liabilities and shareholders’ equity	$133,550	$156,207

Condensed Statements of Operations

	Year ended December 31,
(Dollars in thousands)	2022	2021	2020
Income:
Interest and dividend income	$21	$13	$17
Equity in undistributed earnings of subsidiary	11,431	12,386	6,759
Dividend income from bank subsidiary	4,463	4,019	4,158
Total income	15,915	16,418	10,934
Expenses:
Interest expense	675	416	536
Other	974	772	518
Total expense	1,649	1,188	1,055
Income before taxes	14,266	15,230	9,879
Income tax benefit	(347)	(235)	(219)
Net income	$14,613	$15,465	$10,099

Note 22—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$14,613	$15,465	$10,099
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(11,431)	(12,386)	(6,759)
Other-net	233	145	42
Net cash provided by operating activities	3,415	3,224	3,382
Cash flows from investing activities:
Purchase of investments at cost	(188)	(87)	—
Net cash provided by investing activities	(188)	(87)	—
Cash flows from financing activities:
Dividends paid: common stock	(3,913)	(3,593)	(3,573)
Repurchase of common stock	—	—	—
Proceeds from issuance of common stock	28	46	4
Dividend Reinvestment Plan	388	368	372
Change in non-vested restricted stock	507	—	—
Restricted stock units granted	1,447	—	—
Restricted shares surrendered	(42)	(70)	(15)
Deferred compensation shares	(1,106)	90	200
Net cash used in financing activities	(2,691)	(3,159)	(3,012)
Increase (decrease) in cash and cash equivalents	536	(22)	370
Cash and cash equivalents at beginning of year	3,335	3,357	2,987
Cash and cash equivalents at end of year	$3,871	$3,335	$3,357

Note 23—SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Between March 10, 2023 and March 12, 2023, two financial institutions unrelated to the Company experienced a significant run on deposits, leading to insolvency. These institutions failed and were placed into receivership by the FDIC. These institutions also had deposit concentrations related to higher-risk customer types, such as venture capital and cryptocurrency.  The Federal Reserve determined that these institutions were a systemic risk and therefore, in concert with the FDIC, have determined that all deposits held by these two institutions will be insured.  These events have created market volatility for the financial sector; however, the ongoing ramifications of these events have yet to be seen.  These events have not caused any significant changes in deposit balances at the Company since the date of the balance sheet.

Management has reviewed events occurring through the date the financial statements were available to be issued and no other subsequent events occurred requiring accrual or disclosure.

Note 24—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following provides quarterly financial data for 2022, 2021 and 2020 (dollars in thousands, except per share amounts).

2022	Total	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$51,117	$15,057	$13,352	$11,513	$11,195
Interest expense	3,174	1,692	558	462	462
Net interest income	47,943	13,365	12,794	11,051	10,733
Provision for (release of) loan losses	(152)	25	18	(70)	(125)
Net interest income after provision	48,095	13,340	12,776	11,121	10,858
Noninterest income	11,569	2,513	2,673	3,009	3,374
Noninterest expense	41,253	10,694	10,417	10,188	9,954
Income before income taxes	18,411	5,159	5,032	3,942	4,278
Taxes	3,798	1,116	1,081	812	789
Net income	$14,613	4,043	3,951	3,130	3,489
Net income available to common shareholders	$14,613	4,043	3,951	3,130	3,489
Net income per share, basic	$1.94	$0.54	$0.52	$0.42	$0.46
Net income per share, diluted	$1.92	$0.53	$0.52	$0.41	$0.46

2021	Total	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$47,520	$11,656	$12,982	$11,664	$11,218
Interest expense	2,241	492	526	572	651
Net interest income	45,279	11,164	12,456	11,092	10,567
Provision for (release of) loan losses	335	(59)	49	168	177
Net interest income after provision	44,944	11,223	12,407	10,924	10,390
Noninterest income	13,904	3,626	3,564	3,418	3,296
Noninterest expense	39,201	9,878	9,905	9,878	9,540
Income before income taxes	19,647	4,971	6,066	4,464	4,146
Taxes	4,182	1,052	1,318	921	891
Net income	$15,465	3,919	4,748	3,543	3,255
Net income available to common shareholders	$15,465	3,919	4,748	3,543	3,255
Net income per share, basic	$2.06	$0.52	$0.63	$0.47	$0.44
Net income per share, diluted	$2.05	$0.52	$0.63	$0.47	$0.43

2020	Total	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$43,778	$11,426	$10,976	$10,666	$10,710
Interest expense	3,755	739	800	923	1,293
Net interest income	40,023	10,687	10,176	9,743	9,417
Provision for loan losses	3,663	276	1,062	1,250	1,075
Net interest income after provision	36,360	10,411	9,114	8,493	8,342
Noninterest income	13,769	3,604	3,850	3,387	2,928
Noninterest expense	37,534	9,651	9,714	9,131	9,038
Income before income taxes	12,595	4,364	3,250	2,749	2,232
Taxes	2,496	928	598	532	438
Net income	$10,099	3,436	2,652	2,217	1,794
Net income available to common shareholders	$10,099	3,436	2,652	2,217	1,794
Net income per share, basic	$1.36	$0.46	$0.36	$0.30	$0.24
Net income per share, diluted	$1.35	$0.46	$0.35	$0.30	$0.24

Note 25—REPORTABLE SEGMENTS

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. The Company has four reportable segments:

•	Commercial and retail banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.
•	Mortgage Banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market and consumer mortgage loans that will be held-for-investment. In the second quarter of 2022, management made the decision to include consumer mortgage held-for-investment loans in this segment. Prior to the second quarter of 2022, consumer mortgage loans held-for-investment were included in the Commercial and Retail Banking segment. Non-interest income for loans held-for-sale and loans held-for-investment is included in Mortgage Banking income and other income, respectively on the income statement[1]. The Mortgage Banking financial information presented below includes consumer mortgage loans held-for-investment for all periods presented. Beginning in 2022, a provision for loan loss, a cost of funds and other operating costs have been allocated to this segment.
•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.
•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from First Community Bank (the “Bank”).

Note 25—REPORTABLE SEGMENTS (Continued)

The following tables present selected financial information for the Company’s reportable business segments for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

Year ended December 31, 2022 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$49,238	$1,858	$—	$4,484	$(4,463)	$51,117
Interest expense	2,403	96	—	675	—	3,174
Net interest income	$46,835	$1,762	$—	$3,809	$(4,463)	$47,943
Provision for (release of) loan losses	(392)	240	—	—	—	(152)
Noninterest income	5,184	1,906	4,479	—	—	11,569
Noninterest expense	33,629	3,689	2,961	974	—	41,253
Net income (loss) before taxes	$18,782	$(261)	$1,518	$2,835	$(4,463)	$18,411
Income tax expense (benefit)	4,145	—	—	(347)	—	3,798
Net income (loss)	$14,637	$(261)	$1,518	$3,182	$(4,463)	$14,613

Year ended December 31, 2021 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$46,499	$1,008	$—	$4,032	$(4,019)	$47,520
Interest expense	1,825	—	—	416	—	2,241
Net interest income	$44,674	$1,008	$—	$3,616	$(4,019)	$45,279
Provision for (release of) loan losses	335	—	—	—	—	335
Noninterest income	5,590	4,319	3,995	—	—	13,904
Noninterest expense	31,275	4,694	2,460	772	—	39,201
Net income before taxes	$18,654	$633	$1,535	$2,844	$(4,019)	$19,647
Income tax expense (benefit)	4,417	—	—	(235)	—	4,182
Net income	$14,237	$633	$1,535	$3,079	$(4,019)	$15,465

Year ended December 31, 2020 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$42,024	$1,737	$—	$4,175	$(4,158)	$43,778
Interest expense	3,219	—	—	536	—	3,755
Net interest income	$38,805	$1,737	$—	$3,639	$(4,158)	$40,023
Provision for (release of) loan losses	3,663	—	—	—	—	3,663
Noninterest income	5,492	5,557	2,720	—	—	13,769
Noninterest expense	30,111	4,993	1,912	518	—	37,534
Net income before taxes	$10,523	$2,301	$808	$3,121	$(4,158)	$12,595
Income tax expense (benefit)	2,715	—	—	(219)	—	2,496
Net income	$7,808	$2,301	$808	$3,340	$(4,158)	$10,099

(Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of December 31, 2022	$1,663,139	$8,879	$—	$165,937	$(165,009)	$1,672,946

Total Assets as of December 31, 2021	$1,566,949	$16,798	$2	$152,928	$(152,169)	$1,584,508

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, in accordance with Rule 13a-15 of the Exchange Act. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2022, were effective to provide reasonable assurance regarding our control objectives.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining an effective system of internal control over financial reporting (as such term is defined in Rules 13A-15(f) and 15d-15(f) under the Exchange Act). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2022, the Company maintained effective internal control over financial reporting based on those criteria.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2022 in connection with our 2023 annual meeting of shareholders. The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2023 annual meeting of shareholders to be held on May 17, 2023.

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

Item 11. Executive Compensation.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2022 in connection with our 2023 annual meeting of shareholders. The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2023 annual meeting of shareholders to be held on May 17, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

There are no outstanding options as of December 31, 2022.

The additional information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2022 in connection with our 2023 annual meeting of shareholders. The information required by this Item 12 is set forth under “Security Ownership of Certain Beneficial Owners and Management” and hereby incorporated by reference from our proxy statement for our 2023 annual meeting of shareholders to be held on May 17, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2022 in connection with our 2023 annual meeting of shareholders. The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2023 annual meeting of shareholders to be held on May 17, 2023.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2022, in connection with our 2023 annual meeting of shareholders. The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2023 annual meeting of shareholders to be held on May 17, 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2022 and 2021
•	Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020
•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020
•	Consolidated Statements of Cash Flows for the years ended December 31 for 2022, 2021 and 2020
•	Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(a)(3) Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

Exhibit Index

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of April 11, 2017, by and between First Community Corporation and Cornerstone Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 12, 2017).
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 27, 2011).
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 23, 2019).
3.3	Amended and Restated Bylaws dated May 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 22, 2019).
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the period ended December 31, 2019).
10.4	Dividend Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009, April 20, 2011, File No. 333-173612, and January 31, 2019, File No. 333-229442).**
10.5	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 3, 2006).**
10.6	Non-Employee Director Deferred Compensation Plan approved September 30, 2006 and Form of Deferred Compensation Agreement (incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 8-K filed with the SEC on October 4, 2006).
10.7	First Community Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2021).
10.7	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.8	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.9	Employment Agreement by and between David K. Proctor and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the period ended December 31, 2015).**

10.10	Employment Agreement by and between Robin D. Brown and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.11	Employment Agreement by and between J. Ted Nissen and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.12	Employment Agreement by and between Tanya A. Butts and First Community Corporation dated April 22, 2019 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the period ended December 31, 2019).**
10.13	Employment Agreement by and between Donald Shawn Jordan and First Community Corporation dated November 12, 2019 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the period ended December 31, 2019).**
10.14	First Community Corporation 2011 Stock Incentive Plan and Form of Stock Option Agreement and Form of Restricted Stock Agreement (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with April 7, 2011).**
10.15	Amendment No. 1 to the First Community Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 22, 2016).**

10.16	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 22, 2016).**
10.17	First Community Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 16, 2019).**
10.18	First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 (File No. 333-257550) filed with the SEC on June 30, 2021)**
10.19	Form of Time-based Restricted Stock Unit Agreement under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 16, 2022)**
10.20	Form of Performance-based Restricted Stock Unit Agreement under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 16, 2022)**
10.21	Form of Restricted Stock Agreement for Directors under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 16, 2022)**
10.22	Form of Restricted Stock Agreement for Employees under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on February 16, 2022)**
21.1	Subsidiaries of the Company.*
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.*
24.1	Power of Attorney (contained on the signature page hereto).*
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*
32	Section 1350 Certifications.*
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) Notes to the Consolidated Financial Statements.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

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

Date: March 22, 2023	FIRST COMMUNITY CORPORATION

	By:	/s/ Michael C. Crapps
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

Signature	Title	Date

/s/ Thomas C. Brown	Director	March 22, 2023
Thomas C. Brown

/s/ Chimin J. Chao	Director and Chairman of the Board	March 22, 2023
Chimin J. Chao

/s/ Michael C. Crapps	Director, President, & Chief Executive Officer	March 22, 2023
Michael C. Crapps	(Principal Executive Officer)

/s/ W. James Kitchens, Jr.	Director and Vice Chairman of the Board	March 22, 2023
W. James Kitchens, Jr.

/s/ Ray E. Jones	Director	March 22, 2023
Ray E. Jones

/s/ Jan H. Hollar	Director	March 22, 2023
Jan H. Hollar

/s/ Mickey Layden	Director	March 22, 2023
Mickey Layden

/s/ E. Leland Reynolds	Director	March 22, 2023
E. Leland Reynolds

/s/ Alexander Snipe, Jr.	Director	March 22, 2023
Alexander Snipe, Jr.

/s/ Jane Sosebee	Director	March 22, 2023
Jane Sosebee

/s/ Edward J. Tarver	Director	March 22, 2023
Edward J. Tarver

/s/ Roderick M. Todd, Jr.	Director	March 22, 2023
Roderick M. Todd, Jr.

/s/ D. Shawn Jordan	Chief Financial Officer	March 22, 2023
D. Shawn Jordan	(Principal Financial and Accounting Officer)