Form 10-Q
period 2023-03-31
FIRST COMMUNITY CORP /SC/
filed 2023-05-11
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 11, 2023, 7,587,509 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
(Dollars in thousands, except par values)	2023	December 31,
	(Unaudited)	2022
ASSETS
Cash and due from banks	$27,076	$24,464
Interest-bearing bank balances	60,597	12,937
Investment securities available-for-sale	336,457	331,862
Investment securities held-to-maturity, fair value of $213,040 and $213,613 at March 31, 2023 and December 31, 2022, respectively, net of allowance for credit losses	223,095	228,701
Other investments, at cost	5,768	4,191
Loans held-for-sale	1,312	1,779
Loans held-for-investment	992,720	980,857
Less, allowance for credit losses - loans	11,420	11,336
Net loans held-for-investment	981,300	969,521
Property and equipment - net	31,342	31,277
Lease right-of-use asset	3,463	2,702
Bank owned life insurance	30,132	29,952
Other real estate owned	934	934
Intangible assets	722	761
Goodwill	14,637	14,637
Other assets	18,563	19,228
Total assets	$1,735,398	$1,672,946
LIABILITIES
Deposits:
Non-interest bearing	$458,882	$461,010
Interest bearing	961,275	924,372
Total deposits	1,420,157	1,385,382
Securities sold under agreements to repurchase	76,975	68,743
Federal funds purchased	—	22,000
Federal Home Loan Bank advances	85,000	50,000
Junior subordinated debt	14,964	14,964
Lease liability	3,602	2,832
Other liabilities	11,119	10,664
Total liabilities	1,611,817	1,554,585
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,587,763 at March 31, 2023 7,577,912 at December 31, 2022	7,588	7,578
Nonvested restricted stock and stock units	1,501	1,461
Additional paid in capital	92,871	92,683
Retained earnings	51,094	49,025
Accumulated other comprehensive loss	(29,473)	(32,386)
Total shareholders’ equity	123,581	118,361
Total liabilities and shareholders’ equity	$1,735,398	$1,672,946

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended March 31,
	2023	2022
Interest income:
Loans, including fees	$11,159	$9,003
Investment securities - taxable	4,061	1,779
Investment securities - non taxable	375	380
Other short term investments and CDs	295	33
Total interest income	15,890	11,195
Interest expense:
Deposits	1,993	333
Securities sold under agreement to repurchase	356	25
Other borrowed money	1,184	104
Total interest expense	3,533	462
Net interest income	12,357	10,733
Provision for (release of) credit losses	70	(125)
Net interest income after provision for (release of) credit losses	12,287	10,858
Non-interest income:
Deposit service charges	232	265
Mortgage banking income	155	839
Investment advisory fees and non-deposit commissions	1,067	1,198
Other non-recurring income	—	4
Other	1,121	1,068
Total non-interest income	2,575	3,374
Non-interest expense:
Salaries and employee benefits	6,331	6,119
Occupancy	830	705
Equipment	336	332
Marketing and public relations	346	361
FDIC Insurance assessments	182	130
Other real estate expense	(133)	47
Amortization of intangibles	39	39
Other	2,505	2,221
Total non-interest expense	10,436	9,954
Net income before tax	4,426	4,278
Income tax expense	963	789
Net income	$3,463	$3,489

Basic earnings per common share	$0.46	$0.46
Diluted earnings per common share	$0.45	$0.46

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2023	2022
Net income	$3,463	$3,489

Other comprehensive loss:
Unrealized gain (loss) during the period on available-for-sale securities, net of tax expense of $689 and tax benefit of $4,862, respectively	2,593	(18,288)

Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $85 and $0, respectively.	320	—

Other comprehensive income (loss)	2,913	(18,288)
Comprehensive income (loss)	$6,376	$(14,799)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months ended March 31, 2023 and March 31, 2022

(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2021	7,549	$7,549	$92,139	$(294)	$38,325	$3,279	$140,998
Net income					3,489		3,489
Other comprehensive loss net of tax benefit of $4,862						(18,288)	(18,288)
Issuance of common stock-deferred compensation	1	1	27				28
Issuance of restricted stock	7	7	147	(154)			—
Amortization of compensation on restricted stock				79			79
Shares retired / forfeited	(2)	(2)	(40)				(42)
Dividends: Common ($0.13 per share)					(977)		(977)
Dividend reinvestment plan	5	5	88				93
Balance, March 31, 2022	7,560	$7,560	$92,361	$(369)	$40,837	$(15,009)	$125,380

Balance, December 31, 2022	7,578	$7,578	$92,683	$1,461	$49,025	$(32,386)	$118,361
Net income					3,463		3,463
Adoption of new accounting standard-CECL net of tax of $90					(337)		(337)
Other comprehensive income net of tax expense of $774						2,913	2,913
Issuance of common stock-share based compensation	2	2	39	(69)			(28)
Issuance of restricted stock	8	8	146	(154)			—
Grant restricted stock units				72			72
Amortization of compensation on restricted stock				191			191
Shares forfeited	(5)	(5)	(100)				(105)
Dividends: Common ($0.14 per share)					(1,057)		(1,057)
Dividend reinvestment plan	5	5	103				108
Balance, March 31, 2023	7,588	$7,588	$92,871	$1,501	$51,094	$(29,473)	$123,581

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$3,463	$3,489
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	427	437
Net premium amortization on investment securities available-for-sale	(620)	707
Net premium amortization on investment securities held-to-maturity	(134)	—
Provision for (release of) for credit losses	70	(125)
Write-downs of other real estate owned	—	19
Origination of loans held-for-sale	(5,213)	(28,731)
Sale of loans held-for-sale	5,680	23,756
Amortization of intangibles	39	39
Accretion on acquired loans	(20)	(14)
Loss on fair value of equity securities	2	—
(Increase) decrease in other assets	(559)	(1,270)
Increase (decrease) in other liabilities	843	88
Net cash (used in) provided by operating activities	3,978	(1,605)
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(6,025)	(57,492)
Purchase of other investment securities	(1,577)	(94)
Maturity/call of investment securities available-for-sale	5,331	20,654
Maturity/call of investment securities held-to-maturity	5,698	—
Increase in loans	(11,829)	(12,072)
Purchase of property and equipment	(492)	(119)
Net disposal of property and equipment	—	16
Net cash used in investing activities	(8,894)	(49,107)
Cash flows from financing activities:
Increase in deposit accounts	34,775	69,457
Increase in securities sold under agreements to repurchase	8,232	13,844
Decrease in Fed Funds Borrowed	(22,000)	—
Advances from the Federal Home Loan Bank	124,000	—
Repayment of advances from the Federal Home Loan Bank	(89,000)	—
Shares retired / forfeited	(105)	(42)
Dividends paid: Common Stock	(1,057)	(977)
Restricted Stock Units Granted	72	—
Proceeds from issuance of stock-based compensation, new issuance of common stock.	(28)	28
Change in non-vested restricted stock	191	79
Dividend reinvestment plan	108	93
Net cash provided by financing activities	55,188	82,482
Net increase in cash and cash equivalents	50,272	31,770
Cash and cash equivalents at beginning of period	37,401	69,022
Cash and cash equivalents at end of period	$87,673	$100,792
Supplemental disclosure:
Cash paid during the period for:
Interest	$3,137	$532
Income taxes	$—	$—
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities, net of tax	$2,593	$(18,288)
Amortization of unrealized losses on securities from transfer of available-for-sale securities to held-to-maturity, net of tax	320	—
Recognition of operating lease liability	3,602	—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”), present fairly in all material respects the Company’s financial position at March 31, 2023 and December 31, 2022, and the Company’s results of operations and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Quarterly Reports on Form 10-Q. The information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 should be referred to in connection with these unaudited interim financial statements.

Application of New Accounting Guidance Adopted in 2023

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology that delayed recognition until it is probable a loss has been incurred with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. Additionally, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the adoption of CECL included a decrease in the allowance for credit losses on loans of $14.3 thousand, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $397.9 thousand, which is recorded within Other Liabilities. The Company recorded an allowance for credit losses for held to maturity securities of $43.5 thousand, which is presented as a reduction to held to maturity securities outstanding. The Company recorded a net decrease to retained earnings of $337.4 thousand as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired available-for-sale investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available-for-sale securities was not deemed material.

The following table illustrates the impact on the allowance for credit losses from the adoption of ASC 326:

(Dollars in thousands)	January 1, 2023 As Reported Under ASC 326	December 31, 2022 Pre-ASC 326 Adoption December	Impact of ASC 326 Adoption
Assets:
Held to maturity securities, at amortized cost	$106,929	$106,929	$—

Allowance for credit losses on held to maturity securities:
State and local governments	43	—	43
Allowance for credit losses on held-to-maturity securities	$43	$—	$43

Loans, at amortized cost	$980,857	$980,857	$—

Allowance for credit losses on loans:
Commercial	1,042	849	193
Real Estate Construction	1,150	75	1,075
Real Estate Mortgage Residential	755	723	32
Real Estate Mortgage Commercial	7,686	8,569	(883)
Consumer Home Equity	480	314	166
Consumer Other	209	170	39
Unallocated	—	636	(636)
Allowance for credit losses on loans	$11,322	$11,336	$(14)

Liabilities:
Allowance for credit losses for unfunded commitments	$398	$—	$398

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on non-accrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

Allowance for Credit Losses on Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $1.2 million at March 31, 2023 and was excluded from the estimate of credit losses. The held-to-maturity portfolio consists of mortgage-backed and municipal securities. Securities are generally rated BBB- or higher. Securities are analyzed individually to establish a CECL reserve.

The estimate of expected credit losses is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Management classifies the held-to-maturity portfolio into the following major security types: mortgage-backed securities or state and local governments.

All the mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS at the adoption of CECL or as of March 31, 2023. The state and local governments securities held by the Company are highly rated by major rating agencies. Based on the methodology described above, a $1 provision for credit losses was recognized for the three months ended March 31, 2023, resulting in an increase of the ACL for investments from $42 thousand at adoption on January 1, 2023 to $43 thousand at March 31, 2023.

Allowance for Credit Losses on Available-for-Sale Securities

For available-for-sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2023, there was no allowance for credit loss related to the available-for-sale securities portfolio.

Accrued interest receivable on available-for-sale debt securities totaled $990.8 thousand at March 31, 2023 and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $2.7 million at March 31, 2023 and was reported in other assets on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

The accrual of interest is generally discontinued when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received 30 days after the contractual due date.

All accrued interest is reversed against interest income when a loan is placed on non-accrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.

Allowance for Credit Losses - Loans

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call report code and then risk grade grouping. Risk grade is grouped within each call report code by pass, watch, special mention, substandard, and doubtful. Other loan types are separated into their own cohorts due to specific risk characteristics for that pool of loans.

The Company has elected a non-discounted cash flow methodology with probability of default (“PD”) and loss given default (“LGD”) for all call report code cohorts (“cohorts”). The PD calculation looks at the historical loan portfolio at particular points in time (each month during the lookback period) to determine the probability that loans in a certain cohort will default over the next 12-month period. A default is defined as a loan that has moved to past due 90 days and greater, non-accrual status, or experienced a charge-off during the period. Currently, the Company’s historical data is insufficient due to a minimal amount of default activity or zero defaults, therefore, management uses index PDs comprised of rates derived from the PD experience of other community banks in place of the Company’s historical PDs.

The LGD calculation looks at actual losses (net charge-offs) experienced over the entire lookback period for each cohort of loans. The aggregate loss amount is divided by the exposure at default to determine an LGD rate. All defaults (non-accrual, charge-off, or greater than 90 days past due) occurring during the lookback period are included in the denominator, whether a loss occurred or not and exposure at default is determined by the loan balance immediately preceding the default event (i.e. non-accrual or charge-off). Due to very limited charge-off history, management uses index LGDs comprised of rates derived from the LGD experience of other community banks in place of the Company’s historical LGDs.

The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the allowance for credit losses on loans. The calculation includes a 12-month PD forecast based on the peer index regression model comparing peer defaults to the national unemployment rate. After the forecast period, PD rates revert on a straight-line basis back to long-term historical average rates over a 12-month period.

The Company recognizes that all significant factors that affect the collectability of the loan portfolio must be considered to determine the estimated credit losses as of the evaluation date. Furthermore, the methodology, in and of itself and even when selectively adjusted by comparison to market and peer data, does not provide a sufficient basis to determine the estimated credit losses. The Company adjusts the modeled historical losses by a qualitative adjustment to incorporate all significant risks to form a sufficient basis to estimate the credit losses. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience, loan review and audit results, asset quality and portfolio trends, loan portfolio growth and concentrations, trends in underlying collateral, as well as external factors and economic conditions not already captured.

Loans that do not share risk characteristics are evaluated on an individual basis. Generally, this population includes loan relationships exceeding $500,000 and on non-accrual status, however they can also include any loan that does not share risk characteristics with its respective pool. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date unadjusted for selling costs as appropriate. When the expected source of repayment is from a source other than the underlying collateral, impairment will generally be measured based upon the present value of expected proceeds discounted at the contractual interest rate.

Allowance for Credit Losses on Unfunded Commitments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

Note 2 - Earnings Per Common Share and Share based compensation

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price and per share data)

	Three months ended
	March 31,
	2023	2022
Numerator (Net income available to common shareholders)	$3,463	$3,489
Denominator
Weighted average common shares outstanding for:
Basic shares	7,555	7,518
Dilutive securities:
Deferred compensation	32	33
Restricted stock - Treasury stock method	57	44
Diluted shares	7,644	7,595
Earnings per common share:
Basic	$0.46	$0.46
Diluted	$0.45	0.46

The average market price used in calculating assumed number of shares	$20.34	$20.99

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

The table below shows the following information related to First Community Corporation’s Non-Employee Director Deferred Compensation Plan: accumulated share units and accrued liability at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Non-employee director deferred compensation plan accumulated share units	97,126	93,488
Accrued liability (dollars in thousands)[1]	1,331	1,260

[1]	Recorded in “Nonvested restricted stock and stock units”

The table below shows related director compensation related to First Community Corporation’s Non-Employee Director Deferred Compensation Plan for the three months ended March 31, 2023 and March 31, 2022

	For the three months ended
Dollars in thousands	March 31, 2023	March 31, 2022
Related director compensation expense (dollars in thousands)	59	153

First Community Corporation 2011 Stock Incentive Plan

In 2011, the Company and its shareholders adopted a stock incentive plan whereby 350,000 shares were reserved for issuance by the Company upon the grant of stock options or restricted stock awards under the plan (the “2011 Plan”). The 2011 Plan provided for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from the date of grant. There were no stock options outstanding and exercisable at March 31, 2023 and December 31, 2022. The 2011 Plan expired on March 15, 2021 and no new awards may be granted under the 2011 Plan. However, any awards outstanding under the 2011 Plan will continue to be outstanding and governed by the provisions of the 2011 Plan.

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

First Community Corporation 2021 Omnibus Equity Incentive Plan

In 2021, the Company and its shareholders adopted First Community Corporation 2021 Omnibus Equity Incentive Plan whereby 225,000 shares were reserved for issuance by the Company to help the company attract, retain and motivate directors, officers, employees, consultants and advisors of the Company and its subsidiaries (the “2021 Plan”). The 2021 Plan replaced the 2011 Plan.

The table below shows stock awards granted during the three months ended March 31, 2023 and March 31, 2022.

(In shares/units)	Three Months ended March 31,
Stock based awards	2023	2022
Time-based restricted stock units – officer	11,738	11,738
Performance-based restricted stock units – officer[1]	16,750	11,738
Restricted stock – officer	—	—
Restricted stock – director	7,590	7,359

[1]	For 2023, 16,750 units represent the target payout with a maximum payout of 33,500 units. For 2022, 11,738 units represent the target payout with a maximum payout of 17,608 units.

The table below shows the fair value of stock awards granted during the three months ended March 31, 2023 and March 31, 2022.

(Dollars in thousands)	Three months ended March 31,
Fair value of stock awards on grant date	2023[1]	2022
Time-based restricted stock units – officer	255	246
Performance-based restricted stock units – officer[1]	340	246
Restricted stock – officer	—	—
Restricted stock – director	154	154

[1]	For 2023, $340 thousand represents the target payout with a maximum payout of $680 thousand. For 2022, $246 thousand represents the target payout with a maximum payout of $369 thousand.

The table below shows the compensation expense related to stock awards for the three months ended March 31, 2023 and March 31, 2022.

(Dollars in thousands)	Three months ended March 31,
Compensation expense related to stock awards	2023	2022
Restricted stock and stock units – officer[1]	150	107
Restricted stock – director[2]	28	26

The table below shows the 2021 Plan initial reserve at May 19, 2021; stock awards granted under the 2021 Plan from its inception through March 31, 2023; and the 2021 Plan remaining reserve at March 31, 2023.

(In shares / units)
First Community Corporation 2021 Omnibus Equity Incentive Plan	2023
Initial reserve – May 19, 2021	225,000
Shares / units granted
Time-based restricted stock units – officer	(24,300)
Performance-based restricted stock units – officer[1]	(51,108)
Restricted stock – officer	(2,201)
Restricted stock – director	(22,539)
Remaining Reserve-March 31, 2023	124,852

[1]	Performance-based restricted stock units are initially granted and expensed at target levels; however, they are reserved at maximum levels.

Note 3 - Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below. For the three months ended March 31, 2023, there was no allowance for credit losses on available-for-sale securities.

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2023
US Treasury securities	$60,600	$—	$(3,796)	$56,804
Government Sponsored Enterprises	2,500	—	(373)	2,127
Mortgage-backed securities	266,829	250	(17,115)	249,964
Small Business Administration pools	19,798	162	(426)	19,534
Corporate and other securities	8,771	11	(754)	8,028
	$358,498	$423	$(22,464)	$336,457

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2022
US Treasury securities	$60,552	$—	$(4,569)	$55,983
Government Sponsored Enterprises	2,500	—	(426)	2,074
Mortgage-backed securities	263,704	10	(19,114)	244,600
Small Business Administration pools	21,657	60	(630)	21,087
Corporate and other securities	8,772	12	(666)	8,118
	$357,185	$82	$(25,405)	$331,862

HELD-TO-MATURITY:

		Gross	Gross
	Amortized	Unrealized	Unrealized		Allowance for
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	Credit Losses
March 31, 2023
Mortgage-backed securities	117,707	—	(6,691)	111,016	—
State and local government	105,430	174	(3,580)	102,024	(42)
	$223,137	174	(10,271)	213,040	(42)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Mortgage-backed securities	121,772	—	(8,656)	113,116
State and local government	106,929	—	(6,432)	100,497
	$228,701	$—	$(15,088)	$213,613

During the three months ended March 31, 2023 and 2022, the Company did not receive any proceeds from the sale of investment securities available-for-sale. For the three months ended March 31, 2023, and 2022, there were no gross realized gains from the sale of investment securities available-for-sale and no gross realized losses.

The following tables show gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2023.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
March 31, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury Securities	$—	$—	$56,804	$3,796	$56,804	$3,796
Government Sponsored Enterprise	—	—	2,127	373	2,127	373
Mortgage-backed securities	46,501	1,474	191,670	15,641	238,171	17,115
Small Business Administration pools	6,768	116	5,977	310	12,745	426
Corporate and other securities	1,204	76	4,072	678	5,276	754
Total	$54,473	$1,666	$260,650	$20,798	$315,123	$22,464

The following table shows gross unrealized losses by fair values of available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2022.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury Securities	$28,827	$1,032	$27,156	$3,537	$55,983	$4,569
Government Sponsored Enterprise	—	—	2,074	426	2,074	426
Mortgage-backed securities	81,961	4,435	159,227	14,679	241,188	19,114
Small Business Administration pools	16,066	453	2,592	177	18,658	630
Corporate and other securities	2,128	146	3,230	520	5,358	666
Total	$128,982	$6,066	$194,279	$19,339	$323,261	$25,405

The following table shows a rollforward of the allowance for credit losses on held to maturity securities for the three months ended

	Government
March 31, 2023	Sponsored	Mortgage-	State and
Held-to-Maturity securities	Enterprise	backed	local	Corporate
(Dollars in thousands)	securities	Securities	government	Bonds

Allowance for Credit Losses on Held-to-Maturity Securities:
Beginning Balance	$—	—	—	—
Adjustment for adoption of ASU 2016-13	—	—	(43)	—
Provision for credit losses	—	—	1	—

Ending balance March 31, 2023	$—	—	(42)	—

At March 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual at March 31, 2023.

The following table shows the amortized cost and fair value of investment securities at March 31, 2023, by expected maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

AVAILABLE-FOR-SALE:

	Available-for-sale
March 31, 2023	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$30,718	$29,960
Due after one year through five years	67,008	65,062
Due after five years through ten years	230,023	213,389
Due after ten years	30,749	28,046
Total	$358,498	$336,457

HELD-TO-MATURITY:

	Held-To-Maturity
March 31, 2023	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$4,603	$4,568
Due after one year through five years	39,730	38,713
Due after five years through ten years	131,226	125,418
Due after ten years	47,578	44,341
Total	$223,137	$213,040

Note 4 - Loans

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $2.0 million and $1.9 million as of March 31, 2023 and December 31, 2022, respectively.

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Commercial, financial and agricultural	$73,898	$72,409
Real estate:
Construction	84,442	91,223
Mortgage-residential	68,983	65,759
Mortgage-commercial	722,603	709,218
Consumer:
Home equity	29,524	28,723
Other	13,270	13,525
Total loans, net of deferred loan fees and costs	$992,720	$980,857

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2023:

	Term Loans by year of Origination
($ in thousands)	2019	2020	2021	2022	2023	Prior	Revolving	Revolving Converted to Term	Total
Commercial, Financial & Agriculture
Pass	$1,954	$1,893	26,328	12,852	2,334	10,505	17,900	—	73,766
Special Mention	—	—	62	—	—	25	—	—	87
Substandard	—	20	25	—	—	—	—	—	45
Total Commercial, Financial & Agriculture	1,954	1,913	26,415	12,852	2,334	10,530	17,900	—	73,898

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate Construction
Pass	8,543	12,629	17,328	32,263	4,896	212	8,571	—	84,442
Total Real estate Construction	8,543	12,629	17,328	32,263	4,896	212	8,571	—	84,442

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate Mortgage-residential
Pass	2,670	11,323	7,023	31,311	5,965	9,366	365	497	68,520
Special Mention	—	28	—	—	—	403	—	—	431
Substandard	—	—	—	—	—	32	—	—	32
Total Real estate Mortgage-residential	2,670	11,351	7,023	31,311	5,965	9,801	365	497	68,983

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate Mortgage-commercial
Pass	49,718	93,745	136,731	194,651	13,548	217,917	12,117	—	718,427
Special Mention	—	—	—	—	—	23	—	—	23
Substandard	—	—	—	—	—	4,153	—	—	4,153
Total Real estate Mortgage-commercial	49,718	93,745	136,731	194,651	13,548	222,093	12,117	—	722,603

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - Home Equity
Pass	—	—	—	—	—	—	28,364	—	28,364
Special Mention	—	—	—	—	—	—	88	—	88
Substandard	—	—	—	—	—	—	1,072	—	1,072
Total Consumer - Home Equity	—	—	—	—	—	—	29,524	—	29,524

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - Other
Pass	484	726	892	3,154	669	965	6,362	—	13,252
Special Mention	—	10	—	—	—	8	—	—	18
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer - Other	484	736	892	3,154	669	973	6,362	—	13,270

Current period gross write-offs	—	—	—	—	—	—	2	—	2

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below as of December 31, 2022. As of December 31, 2022, no loans were classified as doubtful.

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

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended March 31, 2023 under CECL methodology:

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Unallocated	Total Loans
Balance at December 31, 2022	$849	$75	$723	$8,569	$314	$170	$636	$11,336
Adjustment to allowance for adoption of ASU 2016-13	193	1,075	32	(883)	166	39	(636)	(14)
Charge-offs	—	—	—	—	—	(9)	—	(9)
Recoveries	2	—	—	11	3	4	—	20
Provision for credit losses	(48)	(70)	35	230	(59)	(1)	—	87
Balance at March 31, 2023	$996	$1,080	$790	$7,927	$424	$203	—	$11,420

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for the three months ended March 31, 2022.

			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
March 31, 2022
Allowance for loan losses:
Beginning balance December 31, 2021	$853	$113	$560	$8,570	$333	$126	$624	$11,179
Charge-offs	—	—	—	—	—	(14)	—	(14)
Recoveries	11	—	—	6	3	3	—	23
Provisions	(15)	(22)	(47)	(68)	(5)	35	(3)	(125)
Ending balance March 31, 2022	$849	$91	$513	$8,508	$331	$150	$621	$11,063

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
December 31, 2022 Loans receivable:
Ending balance—total	$72,409	$91,223	$65,759	$709,218	$28,723	$13,525	$—	$980,857

Ending balances:
Individually evaluated for impairment	29	—	34	4,752	168	—	—	4,983

Collectively evaluated for impairment	72,380	91,223	65,725	704,466	28,555	13,525	—	975,874

The following tables are by loan category and present March 31, 2022, and December 31, 2022 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the three months ended March 31, 2022.

Three months ended
	Average	Interest
(Dollars in thousands)	Recorded	Income
March 31, 2022	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—
Real estate:
Construction	—	—
Mortgage-residential	42	1
Mortgage-commercial	1,737	46
Consumer:
Home Equity	—	—
Other	—	—

With an allowance recorded:
Commercial	—	—
Real estate:
Construction	—	—
Mortgage-residential	—	—
Mortgage-commercial	—	—
Consumer:
Home Equity	—	—
Other	—	—

Total:
Commercial	—	—
Real estate:
Construction	—	—
Mortgage-residential	42	1
Mortgage-commercial	1,737	46
Consumer:
Home Equity	—	—
Other	—	—
	$1,779	$47

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2022

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
December 31, 2022	Investment	Balance	Allowance
With no allowance recorded:
Commercial	$29	$29	$—
Real estate:
Construction	—	—	—
Mortgage-residential	34	51	—
Mortgage-commercial	4,752	5,260	—
Consumer:
Home Equity	168	168	—
Other	—	—	—

With an allowance recorded:
Commercial	—	—	—
Real estate:
Construction	—	—	—
Mortgage-residential	—	—	—
Mortgage-commercial	—	—	—
Consumer:
Home Equity	—	—	—
Other	—	—	—

Total:
Commercial	29	29	—
Real estate:
Construction	—	—	—
Mortgage-residential	34	51	—
Mortgage-commercial	4,752	5,260	—
Consumer:
Home Equity	168	168	—
Other	—	—	—
	$4,983	$5,508	$—

Loan modifications for borrowers that are in financial distress that are still accruing and included in impaired loans at March 31, 2023 and December 31, 2022 amounted to $85 thousand and $88 thousand, respectively.

There were no additional loan modifications for borrowers in financial distress for the three months ended March 31, 2023.

The following tables are by loan category and present loans past due and on non-accrual status as of March 31, 2023 and December 31, 2022:

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
March 31, 2023	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans

Commercial	$11	$—	$—	$45	$56	$73,842	$73,898
Real estate:
Construction	—	—	—	—	—	84,442	84,442
Mortgage-residential	—	—	—	32	32	68,951	68,983
Mortgage-commercial	63	—	—	4,044	4,107	718,496	722,603
Consumer:
Home equity	—	—	—	4	4	29,520	29,524
Other	9	—	—	—	9	13,261	13,270
	$83	$—	$—	$4,125	$4,208	$988,512	$992,720

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2022	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans

Commercial	$87	$—	$—	$29	$116	$72,293	$72,409
Real estate:
Construction	—	—	—	—	—	91,223	91,223
Mortgage-residential	327	—	—	34	361	65,398	65,759
Mortgage-commercial	46	8	—	4,664	4,718	704,500	709,218
Consumer:
Home equity	—	—	—	168	168	28,555	28,723
Other	96	—	2	—	98	13,427	13,525
	$556	$8	$2	$4,895	$5,461	$975,396	$980,857

The following table is a summary of the Company’s non-accrual loans by major categories for the periods indicated:

	CECL			Incurred Loss
	March 31, 2023			December 31, 2022
($ in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans	Non-accrual Loans
Commercial, Financial & Agriculture	$—	45	45	29
Real Estate Construction	—	—	—	—
Real Estate Mortgage Residential	—	32	32	34
Real Estate Mortgage Commercial	3,882	162	4,044	4,664
Consumer Home Equity	—	4	4	168
Consumer Other	—	—	—	—
Total Loans	$3,882	$243	$4,125	$4,895

The Company recognized $85.5 thousand of interest income on non-accrual loans during the three months ended March 31, 2023.

For the three months ended March 31, 2023 less than $1 thousand of accrued interest was written off by reversing interest income.

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty.

The following table details the amortized cost of collateral dependent loans:

($ in thousands)	For the Three Months Ended March 31, 2023
Commercial	$45
Real Estate:
Mortgage - Residential	32
Mortgage - Commercial	4,044
Consumer:
Home Equity	4
Total Loans	$4,125

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $382 thousand at March 31, 2023 is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2023

($ in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2022	—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	398
Provision for (release of) unfunded commitments	(16)
Balance, March 31, 2023	$382

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

In March 2022, the FASB issued amendments which are intended to improve the decision usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments did not have a material effect on the Company’s financial statements or disclosures. The Company did not have any note modifications requiring disclosure in the three months ended March 31, 2023.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 6 - Fair Value Measurement

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

Cash and short term investments-The carrying amount of these financial instruments (cash and due from banks, interest-bearing bank balances, federal funds sold and securities purchased under agreements to resell) approximates fair value. All mature within 90 days and do not present unanticipated credit concerns and are classified as Level 1.

Investment Securities-Measurement is on a recurring basis based upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, or by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities issued both by government sponsored enterprises and private label mortgage-backed securities. Generally, these fair values are priced from established pricing models. Level 3 securities include corporate debt obligations and asset–backed securities that are less liquid or for which there is an inactive market.

Other investments, at cost-The carrying value of other investments, such as FHLB stock, approximates fair value based on redemption provisions.

Loans Held for Sale-The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor, are carried in the Company’s loans held for sale portfolio. These loans are fixed rate residential loans that have been originated in the Company’s name and have closed. Virtually all of these loans have commitments to be purchased by investors at a locked in price with the investors on the same day that the loan was locked in with the Company’s customers. Therefore, these loans present very little market risk for the Company and are classified as Level 2. The carrying amount of these loans approximates fair value.

Loans-The valuation of loans receivable is estimated using the exit price notion which incorporates factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above.

Other Real Estate Owned (“OREO”)-OREO is carried at the lower of carrying value or fair value on a non-recurring basis. Fair value is based upon independent appraisals or management’s estimation of the collateral and is considered a Level 3 measurement.

Accrued Interest Receivable-The fair value approximates the carrying value and is classified as Level 1.

Deposits-The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities. Deposits are classified as Level 2.

Federal Home Loan Bank Advances-Fair value is estimated based on discounted cash flows using current market rates for borrowings with similar terms and are classified as Level 2.

Short Term Borrowings-The carrying value of short term borrowings (securities sold under agreements to repurchase and demand notes to the Treasury) approximates fair value. These are classified as Level 2.

Junior Subordinated Debentures-The fair values of junior subordinated debentures are estimated by using discounted cash flow analyses based on incremental borrowing rates for similar types of instruments. These are classified as Level 2.

Accrued Interest Payable-The fair value approximates the carrying value and is classified as Level 1.

Commitments to Extend Credit-The fair value of these commitments is immaterial because their underlying interest rates approximate market.

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$87,673	$87,673	$87,673	$—	$—
Available-for-sale securities	336,457	336,457	—	336,457	—
Held-to-maturity securities	223,137	213,040	—	213,040	—
Other investments, at cost	5,768	5,768	—	—	5,768
Loans held for sale	1,312	1,312	—	1,312	—
Net loans receivable	992,720	952,010	—	—	952,010
Accrued interest	4,954	4,954	4,954	—	—
Financial liabilities:
Non-interest bearing demand	$458,882	$458,882	$—	$458,882	$—
Interest bearing demand deposits and money market accounts	675,732	675,732	—	675,732	—
Savings	141,713	141,713	—	141,713	—
Time deposits	143,830	143,811	—	143,811	—
Total deposits	1,420,157	1,420,138	—	1,420,138	—
Federal Home Loan Bank Advances	85,000	85,000	—	85,000	—
Short term borrowings	76,975	76,975	—	76,975	—
Junior subordinated debentures	14,964	12,301	—	12,301	—
Accrued interest payable	916	916	916	—	—

	December 31, 2022
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$37,401	$37,401	$37,401	$—	$—
Available-for-sale securities	331,862	331,862	—	331,862	—
Held-to-maturity securities	228,701	213,613	—	213,613	—
Other investments, at cost	4,191	4,191	—	—	4,191
Loans held for sale	1,779	1,779	—	1,779	—
Net loans receivable	969,521	943,498	—	—	943,498
Accrued interest	5,217	5,217	5,217	—	—
Financial liabilities:
Non-interest bearing demand	$461,010	$461,010	$—	$461,010	$—
Interest bearing demand deposits and money market accounts	629,763	629,763	—	629,763	—
Savings	161,770	161,770	—	161,770	—
Time deposits	132,839	132,825	—	132,825	—
Total deposits	1,385,382	1,385,368	—	1,385,368	—
Federal Home Loan Bank Advances	50,000	50,000	—	50,000	—
Short term borrowings	90,743	90,743	—	90,743	—
Junior subordinated debentures	14,964	13,402	—	13,402	—
Accrued interest payable	520	520	520	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2023 and December 31, 2022 that are measured on a recurring basis. There were no liabilities carried at fair value as of March 31, 2023 or December 31, 2022 that are measured on a recurring basis.

(Dollars in thousands)

Description	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$56,804	$—	$56,804	$—
Government Sponsored Enterprises	2,127	—	2,127	—
Mortgage-backed securities	249,964	—	249,964	—
Small Business Administration pools	19,534	—	19,534	—
Corporate and other securities	8,028	—	8,028	—
	336,457	—	336,457	—
Loans held for sale	1,312	—	1,312	—
Total	$337,769	$—	$337,769	$—

(Dollars in thousands)
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$55,983	$—	$55,983	$—
Government Sponsored Enterprises	2,074	—	2,074	—
Mortgage-backed securities	244,600	—	244,600	—
Small Business Administration pools	21,087	—	21,087	—
Corporate and other securities	8,118	—	8,118	—
	331,862	—	331,862	—
Loans held for sale	1,779	—	1,779	—
Total	$333,641	$—	$333,641	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2023 and December 31, 2022 that are measured on a non-recurring basis. There were no Level 3 financial instruments for the three months ended March 31, 2023 and March 31, 2022 measured on a recurring basis.

(Dollars in thousands)
Description	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	—	—	—	—
Mortgage-commercial	3,882	—	—	3,882
Total impaired	3,882	—	—	3,882
Other real estate owned:
Construction	412	—	—	412
Mortgage-commercial	522	—	—	522
Total other real estate owned	934	—	—	934
Total	$4,816	$—	$—	$4,816

(Dollars in thousands)
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Real estate:
Mortgage-residential	$34	$—	$—	$34
Mortgage-commercial	4,752	—	—	4,752
Consumer:
Home equity	168	—	—	168
Total impaired	4,954	—	—	4,954
Other real estate owned:
Construction	412	—	—	412
Mortgage-commercial	522	—	—	522
Total other real estate owned	934	—	—	934
Total	$5,888	$—	$—	$5,888

The Company has a large percentage of loans with real estate serving as collateral. Loans to borrowers which are experiencing financial difficulty are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when management determines that the borrower is experiencing financial difficulty or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of March 31, 2023	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$934	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Collateral Dependent	$4,125	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2022	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$934	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$4,954	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7 - Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Non-interest bearing demand deposits	$458,882	$461,010
Interest bearing demand deposits	323,832	334,540
Money market accounts	351,900	295,223
Savings	141,713	161,770
Time deposits	143,830	132,839
Total deposits	$1,420,157	$1,385,382

Time deposits with balances that exceed the FDIC insurance limit of $250 thousand at March 31, 2023 and December 31, 2022 were $27.6 million and $25.0 million, respectively. At March 31, 2023 and December 31, 2022, $9.6 million and $9.5 million, respectively were in excess of the $250,000 FDIC insurance limit.

Total uninsured deposits were $434.4 million and $411.3 million at March 31, 2023 and December 31, 2022, respectively. Included in uninsured deposits at March 31, 2023 and December 31, 2022 were $74.7 million and $59.5 million of collateralized public funds, respectively.

Note 8 - Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. The Company has four reportable segments:

•	Commercial and retail banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.

•	Mortgage Banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market and consumer mortgage loans that will be held-for-investment. In the second quarter of 2022, the Company began to include consumer mortgage held-for-investment loans in this segment. Prior to the second quarter of 2022, consumer mortgage loans held-for-investment were included in the Commercial and Retail Banking segment. Non-interest income for loans held-for-sale and loans held-for-investment is included in Mortgage Banking income and other income, respectively on the income statement. The Mortgage Banking financial information presented below includes consumer mortgage loans held-for-investment for all periods presented. Beginning in the second quarter of 2022, a provision for loan loss, a cost of funds and other operating costs have been allocated to this segment.

•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.

•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from the Bank.

The following tables present selected financial information for the Company’s reportable business segments for the three months ended March 31, 2023 and March 31, 2022.

Three months ended March 31, 2023	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	Non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$15,231	$651	$—	$1,320	$(1,312)	$15,890
Interest expense	3,133	129	—	271	—	3,533
Net interest income	$12,098	$522	$—	$1,049	$(1,312)	$12,357
Provision for (release of) loan losses	(1)	71	—	—	—	70
Noninterest income	1,351	157	1,067	—	—	2,575
Noninterest expense	8,551	786	751	348	—	10,436
Net income before taxes	$4,899	$(178)	$316	$701	$(1,312)	$4,426
Income tax provision (benefit)	1,093	—	—	(130)	—	963
Net income	$3,806	$(178)	$316	$831	$(1,312)	$3,463

Three months ended March 31, 2022	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	Non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$10,737	$455	$—	$1,084	$(1,081)	$11,195
Interest expense	358	—	—	104	—	462
Net interest income	$10,379	$455	$—	$980	$(1,081)	$10,733
Provision for loan losses	(125)	—	—	—	—	(125)
Noninterest income	1,334	842	1,198	—	—	3,374
Noninterest expense	8,016	991	763	184	—	9,954
Net income before taxes	$3,822	$306	$435	$796	$(1,081)	$4,278
Income tax provision (benefit)	849	—	—	(60)	—	789
Net income	$2,973	$306	$435	$856	$(1,081)	$3,489

The table below shows total assets for the Company’s reportable business segments at March 31, 2023 and December 31, 2022.

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of March 31, 2023	$1,672,518	$61,764	$—	$165,985	$(164,869)	$1,735,398

Total Assets as of December 31, 2022	$1,616,173	$55,845	$—	$165,937	$(165,009)	$1,672,946

Note 9 - Leases

The Company has operating leases on four of its facilities. These leases commenced prior to 2022 except for one which commenced on January 1, 2023. The Right-of-Use (“ROU”) asset and lease liability were recognized at lease commencement by calculating the present value of lease payments over the lease term. A ROU asset of $823.8 thousand and a lease liability of $824.6 thousand were recognized upon commencement. The lease term will be sixty-nine months with a discount rate of 3.87%. The four leases have maturities ranging from May 2027 to December 2038, some of which include extensions of multiple five-year terms. The following tables present information about the Company’s leases:

(dollars in thousands)	March 31, 2023	December 31, 2022
Right-of-use assets	$3,463	$2,702
Lease liabilities	$3,602	$2,832
Weighted average remaining lease term	12.23 years	14.38 years
Weighted average discount rate	4.28%	4.37%

(Dollars in thousands)
	Three Months Ended March 31,
	2023	2022
Operating lease cost	$111.5	$80.8
Cash paid for amounts included in the measurement of lease liabilities	$102.6	$75.3

The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2023.

(Dollars in thousands)
Year	Operating Leases
2023	$312
2024	425
2025	435
2026	445
2027	423
Thereafter	2,650
Total undiscounted lease payments	$4,690
Less effect of discounting	(1,088)
Present value of estimated lease payments (lease liability)	$3,602

Note 10 - Accumulated Other Comprehensive Loss

The following table presents the changes in each component or accumulated other comprehensive loss net of tax, for the three months ended March 31, 2023.

(Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Accumulated Other Comprehensive Loss
Three Months Ending March 31, 2023
Balance at beginning of period	(20,006)	(12,380)	(32,386)
Other comprehensive income before reclassifications	2,593	—	2,593
Amortization of unrealized loss on securities transferred to held-to-maturity	—	320	320
Net other comprehensive income during period	2,593	320	2,913
Balance at end of Period	(17,413)	(12,060)	(29,473)

Note 11 - Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Effective May 5, 2023, we entered into a pay-fixed/receive-floating interest rate swap (the “Pay-Fixed Swap Agreement”) for a notional amount of $150.0 million that was designated as a fair value hedge to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Pay-Fixed Swap Agreement will mature on May 5, 2026 and will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate.

Management has reviewed events occurring through the date the financial statements were available to be issued and no other subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 22, 2023 and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for credit losses and the amount of credit loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses, write-down assets, or take other actions;
•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets, and that could reduce anticipated or actual margins; temporarily reduce the market value of our available-for-sale investment securities and temporarily reduce accumulated other comprehensive income or increase accumulated other comprehensive loss, which temporarily could reduce shareholders’ equity;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation, including the impact of inflation on us, including a decrease in demand for new mortgage loan and commercial real estate loan originations and refinancings, an increase in competition for deposits, and an increase in non-interest expense, which may have an adverse impact on our financial performance;
•	changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;
•	any increases in FDIC assessment which will increase our cost of doing business;
•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
•	changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, and returns available to customers on alternative investments;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies, including potential changes in tax laws and regulations;
•	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, the Russian invasion of Ukraine, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, and from time to time in our other filings with the SEC.

Because of these and other risks and uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

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

Overview

The following discussion describes our results of operations for the three months ended March 31, 2023 as compared to the three-month period ended March 31, 2022 and analyzes our financial condition as of March 31, 2023 as compared to December 31, 2022. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb our estimate of expected credit losses on existing loans that may become uncollectible. We establish and maintain this allowance by recording a provision or recovery for credit losses against our earnings. In the following section, we have included a detailed discussion of this process.

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

Recent Events

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. During 2022 and the first three months of 2023, market interest rates have increased significantly due to an increase in inflation. The Federal Open Market Committee (FOMC) made the following increases to the target range of federal funds during the twelve months of 2022 and the first three months of 2023:

-	0.25% on March 16, 2022;
-	0.50% on May 4, 2022;
-	0.75% on June 15, 2022;
-	0.75% on July 27, 2022;
-	0.75% on September 21, 2022;
-	0.75% on November 2, 2022;
-	0.50% on December 14, 2022;
-	0.25% on February 1, 2023; and
-	0.25% on March 22, 2023.

The target range of federal funds was 4.75% - 5.00% at March 31, 2023 compared to 0.25% - 0.50% at March 31, 2022. Changes in market interest rates can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. Furthermore, changes in market interest rates can have a significant impact on the level of mortgage originations and related mortgage non-interest income.

Between March 10, 2023 and March 12, 2023, two financial institutions unrelated to the Company experienced a significant run on deposits, leading to insolvency. Both institutions had deposit concentrations related to higher-risk customer types, such as venture capital and cryptocurrency. Both institutions failed and were placed into receivership by the FDIC. The Federal Reserve determined that these institutions were a systemic risk and therefore, in concert with the FDIC, have determined that all deposits held by these two institutions will be insured. Then, on May 1, 2023, First Republic Bank failed and was placed into receivership by the FDIC. These three bank failures have created market volatility for the financial sector; however, the ultimate ramifications of these events have yet to be seen but will likely result in increased FDIC assessments. These events have not caused any significant changes in deposit balances at the Company since the date of the balance sheet.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2023 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies. We have identified the determination of the allowance for credit losses, income taxes, and deferred tax assets to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management has reviewed and approved these critical accounting policies and estimates and has discussed these policies with our Audit and Compliance Committee. A brief discussion of each of these areas appears in our 2022 Annual Report on Form 10-K.

Application of New Accounting Guidance Adopted in 2023

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology that delayed recognition until it is probable a loss has been incurred with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. Additionally, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the adoption of CECL included a decrease in the allowance for credit losses on loans of $14.3 thousand, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $397.9 thousand, which is recorded within Other Liabilities. The Company recorded an allowance for credit losses for held to maturity securities of $43.5 thousand, which is presented as a reduction to held to maturity securities outstanding. The Company recorded a net decrease to retained earnings of $337.4 thousand as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired available-for-sale investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available for-sale securities was not deemed material.

Refer to the “Application of New Accounting Guidance Adopted in 2023” section in Note 1 for more information about our CECL adoption and methodology.

With the exception of ASC 326, which is discussed above, we did not significantly alter the manner in which we applied our other critical accounting policies or developed related assumptions and estimates. There have been no other significant changes to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Comparison of Results of Operations for Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Net Income

Our net income for the three months ended March 31, 2023 was $3.5 million, or $0.45 diluted earnings per common share, as compared to $3.5 million, or $0.46 diluted earnings per common share, for the three months ended March 31, 2022. The $26 thousand decline in net income between the two periods is primarily due to a $799 thousand decline in non-interest income, a $482 thousand increase in non-interest expense, a $195 thousand increase in provision for credit losses, and a $174 thousand increase in income tax expense partially offset by a $1.6 million increase in net interest income.

•	The increase in net interest income results from increases of $66.4 million in average earning assets and 30 basis points in the net interest margin between the two periods.
•

The $70 thousand provision for credit losses during the three months ended March 31, 2023 is primarily related to an $11.9 million increase in loans held-for-investment; a one basis point increase in our qualitative factor related to our new residential construction mortgage team and product; and a one basis point increase in our qualitative factor related to our reasonable and supportable forecast alternative scenarios partially offset by $15 thousand in net recoveries. The $125 thousand release of credit losses during the three months ended March 31, 2022 was related to a decrease in our COVID-19 qualitative factor in our allowance for loan losses methodology; and net recoveries during the first three months of 2022 partially offset by increases in our economic conditions qualitative factor due to inflation, supply chain bottlenecks, labor shortages in certain industries, and the war in Ukraine; by our changes in staff qualitative factor due to the addition of a new team and new market in the Piedmont Region of South Carolina in March 2022; and by loan growth.

•	The decline in non-interest income is primarily related to declines in deposit service charges of $33 thousand, mortgage income of $684 thousand, investment advisory fees and non-deposit commissions of $131 thousand, and other non-recurring income of $4 thousand partially offset by higher other non-interest income of $53 thousand.
o	The increase in other non-interest income was primarily due to increases in ATM debit card income of $38 thousand, bankcard fees of $12 thousand, and rental income of $8 thousand partially offset by lower loan late charges and other loan fees of $10 thousand.
•	The increase in non-interest expense is primarily related to increases in salaries and employee benefits expense of $212 thousand, occupancy expense of $125 thousand, FDIC assessment of $52 thousand, legal and professional expenses of $51 thousand, core banking / electronic processing and services of $47 thousand, ATM / debit card processing of $42 thousand, director fees of $42 thousand, software subscriptions and services of $33 thousand, loan processing and closing costs of $22 thousand, correspondent services of $21 thousand, operating errors expense of $20 thousand, telephone expense of $19 thousand, contributions expense of $12 thousand, travel and entertainment expense of $11 thousand, and supplies expense of $10 thousand partially offset by lower other real estate expenses of $180 thousand, lower debit card and fraud losses of $87 thousand and lower marketing and public relations expense of $15 thousand.

•	Our effective tax rate was 21.76% during the three months ended March 31, 2023 compared to 18.44% during the three months ended March 31, 2022.
o	The increase in the effective tax rate was primarily due to a $153 thousand non-recurring reduction to income tax expense during the three months ended March 31, 2022.

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

Please refer to the table at the end of this Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the average yields on assets and average rates on interest-bearing liabilities during the three-month periods ended March 31, 2023 and 2022, along with average balances and the related interest income and interest expense amounts.

Net interest income increased $1.6 million, or 15.1%, to $12.4 million for the three months ended March 31, 2023 from $10.7 million for the three months ended March 31, 2022. Our net interest margin increased by 30 basis points to 3.17% during the three months ended March 31, 2023 from 2.87% during the three months ended March 31, 2022. Our net interest margin, on a taxable equivalent basis, was 3.19% for the three months ended March 31, 2023 compared to 2.91% for the three months ended March 31, 2022. Average earning assets increased $66.4 million, or 4.4%, to $1.6 billion for the three months ended March 31, 2023 compared to $1.5 billion in the same period of 2022.

•	The increase in net interest income was primarily due to higher levels of average earning assets and net interest margin.
•	The increase in average earning assets was due to a $110.2 million increase in loans partially offset by declines of $6.7 million in securities and $37.1 million in short-term investments.
•	The increase in net interest margin was due to a change in the mix of our earning assets from lower yielding securities and short-term investments to higher yielding loans, which resulted in a higher percentage of earning assets in higher yielding loans, and due to an increase in market interest rates.
o	Investment securities represented 35.7% of average total earning assets for the three month ended March 31, 2023 compared to 37.7% during the same period in 2022.
o	Short-term investments represented 1.9% of average total earning assets for the three month ended March 31, 2023 compared to 4.4% during the same period in 2022.
o	Loans 62.4% represented 1.9% of average total earning assets for the three month ended March 31, 2023 compared to 57.8% during the same period in 2022.
o	During 2022 and the first three months of 2023, market interest rates have increased significantly due to an increase in inflation. The Federal Open Market Committee (FOMC) made the following increases to the target range of federal funds during the twelve months of 2022 and the first three months of 2023:

-	0.25% on March 16, 2022;
-	0.50% on May 4, 2022;
-	0.75% on June 15, 2022;
-	0.75% on July 27, 2022;
-	0.75% on September 21, 2022;
-	0.75% on November 2, 2022;
-	0.50% on December 14, 2022;
-	0.25% on February 1, 2023; and
-	0.25% on March 22, 2023.

The target range of federal funds was 4.75% - 5.00% at March 31, 2023 compared to 0.25% - 0.50% at March 31, 2022.

Average loans increased $110.2 million, or 12.6%, to $986.5 million for the three months ended March 31, 2023 from $876.3 million for the same period in 2022. Average loans represented 62.4% of average earning assets during the three months ended March 31, 2023 compared to 57.8% of average earning assets during the same period in 2022. Our loan (including loans held-for-sale) to deposit ratio on average during the three months ended March 31, 2023 was 71.4%, as compared to 63.7% during same period in 2022. Our average growth in loans of $110.2 million from March 31, 2022 to March 31, 2023 exceeded our growth in deposits of $6.9 million during the same period. The loan to deposit ratio (including loans held-for-sale) increased to 69.99% at March 31, 2023 as compared to 62.1% at March 31, 2022. Our growth in loans of $106.1 million from March 31, 2022 to March 31, 2023 exceeded our decline in deposits of $10.6 million during the same period.

The growth in our average loans exceeding the growth in our deposits resulted in reductions in our securities and short-term investments and an increase in borrowings. The yield on loans increased 42 basis points to 4.59% during the three months ended March 31, 2023 from 4.17% during the same period in 2022 due to an increased in market interest rates. Average securities for the three months ended March 31, 2023 declined $6.7 million, or 1.2%, to $565.1 million from $571.8 million during the same period in 2022. Short-term investments declined $37.1 million to $30.1 million during the three months ended March 31, 2023 from $67.2 million during the same period in 2022 due to the deployment of lower yielding short-term investments and securities into higher yielding loans. The yield on our securities portfolio increased to 3.18% for the three months ended March 31, 2023 from 1.53% for the same period in 2022. The yield on our short-term investments increased to 3.97% for the three months ended March 31, 2023 from 0.20% for the same period in 2022 due to the FOMC increasing the target range of federal funds a total of 475 basis points during 2022 and the first three months of 2023. The target range of federal funds was 4.75% - 5.00% at March 31, 2023 compared to 0.25% - 0.50% at March 31, 2022.

The yield on earning assets for the three months ended March 31, 2023 and 2022 were 4.07% and 3.00%, respectively.

The cost of interest-bearing liabilities was 130 basis points during the three months ended March 31, 2023 compared to 18 basis points during the same period in 2022. The cost of deposits, including demand deposits, was 58 basis points during the three months ended March 31, 2023 compared to 10 basis points during the same period in 2022. The cost of funds, including demand deposits, was 92 basis points during the three months ended March 31, 2023 compared to 13 basis points during the same period in 2022. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, IRAs, and customer cash management repurchase agreements) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the three months ended March 31, 2023, these pure deposits averaged 92.4% of total deposits as compared to 91.3% during the same period of 2022.

Provision and Allowance for Credit Losses

On January 1, 2023, we adopted the CECL accounting standard, which resulted in a day one reduction of $14.3 thousand to the allowance for credit losses on loans offset by increases of $397.9 thousand to the allowance for credit losses on unfunded commitments and $43.5 thousand to the allowance for credit losses on held-to-maturity investments. Furthermore, deferred tax assets increased $89.7 thousand and retained earnings declined $337.4 thousand. Compared to the day one CECL results, the allowance for credit losses on loans increased $98.3 thousand to $11.4 million at March 31, 2023 from $11.3 million at January 1, 2023; the allowance for credit losses on unfunded commitments declined $16.0 thousand to $381.9 thousand at March 31, 2023 from $397.9 thousand at January 1, 2023; and the allowance for credit losses on held-to-maturity investments declined $1.4 thousand to $42.0 thousand at March 31, 2023 from $43.5 thousand at January 1, 2023. At March 31, 2023, the combined allowance for credit losses for loans, unfunded commitments, and investments was $11.8 million compared to $11.8 million at January 1, 2023 and $11.3 million at December 31, 2022.

The allowance for credit losses on loans as a percentage of total loans held-for-investment was 1.15% at March 31, 2023, 1.15% at January 1, 2023, and 1.16% at December 31, 2022.

Refer to the “Application of New Accounting Guidance Adopted in 2023” section in Note 1 for more information about our CECL adoption and methodology.

We have a significant portion of our loan portfolio with real estate as the underlying collateral. At March 31, 2023 and December 31, 2022, approximately 91.2% of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

The non-performing asset ratio was 0.29% of total assets with the nominal level of $5.1 million in non-performing assets at March 31, 2023 compared to 0.35% and $5.8 million at December 31, 2022. Non-accrual loans declined to $4.1 million at March 31, 2023 from $4.9 million at December 31, 2022. The declines in both non-performing assets and non-accrual loans from December 31, 2022 to March 31, 2023 were due to non-accrual loan payoffs and paydowns primarily due to the successful resolution of two customer relationships with three non-accrual loans totaling $716 thousand, which paid-off during the first quarter of 2023. We had zero in accruing loans past due 90 days or more at March 31, 2023 compared to $2 thousand at December 31, 2022. Loans past due 30 days or more represented 0.02% of the loan portfolio at March 31, 2023 compared to 0.06% at December 31, 2022. The ratio of classified loans plus OREO and repossessed assets declined to 3.92% of total bank regulatory risk-based capital at March 31, 2023 from 4.47% at December 31, 2022. During the three months ended March 31, 2023, we experienced net loan recoveries of $15 thousand (charge-offs of $2 thousand less recoveries of $17 thousand) and net overdraft charge-offs of zero (charge-offs of $7 thousand and recoveries of $7 thousand).

There were seven loans totaling $4.1 million (0.42% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at March 31, 2023. All of these loans totaling $4.1 million were on non-accrual status. The largest loan included on non-accrual status is in the amount of $3.9 million and is secured by a first mortgage lien and had a loan-to-value of 76.3% at the time it was moved to non-accrual based on an appraisal received in May 2022. The average balance of the remaining six loans on non-accrual status is approximately $40 thousand with a range between $2 and $156 thousand. Three of these loans are secured by first mortgage liens, one loan is secured by second mortgage liens, one loan is secured by equipment, and one loan is secured by an automobile. Furthermore, we had $86 thousand in accruing trouble debt restructurings, or TDRs, at March 31, 2023 compared to $88 thousand at December 31, 2022. We had no loans that were accruing loans past due 90 days or more at March 31, 2023. At March 31, 2023, we considered loan relationships exceeding $500,000 and on non-accrual status as individually assessed loans for the allowance for credit losses. At March 31, 2023, we had one individually assessed loan totaling $3.9 million. At December 31, 2022, we considered a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. Non-accrual loans and accruing TDRs were considered impaired. At December 31, 2022, we had 11 impaired loans totaling $5.0 million. The specific allowance for individually assessed loans is based on the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. There was no specific allowance for credit losses on our individually assessed loans at March 31, 2023 and December 31, 2022. At March 31, 2023, we had $149 thousand in loans that were delinquent 30 days to 89 days representing 0.02% of total loans compared to $565 thousand or 0.06% of total loans at December 31, 2022.

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Credit Losses - Loans

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Average loans outstanding (excluding loans held-for-sale)	$985,485	$867,216
Loans outstanding at period end (excluding loans held-for-sale)	$992,720	$875,797
Non-performing assets:
Non-accrual loans	$4,125	$148
Loans 90 days past due still accruing	—	174
Foreclosed real estate	934	1,146
Repossessed-other	—	—
Total non-performing assets	$5,059	$1,468

Beginning balance of allowance	$11,336	$11,179
Adjustment to allowance for adopting ASU 2016-13	(14)	—
Loans charged-off:
Consumer - Other	9	14
Total loans charged-off	9	14
Recoveries:
Commercial	2	11
Real Estate Mortgage – Commercial	11	6
Consumer – Home Equity	3	3
Consumer – Other	4	3
Total recoveries	20	23
Net loan charge offs	11	9
Provision for credit/loan losses[1]	87	(125)
Balance at period end	$11,420	$11,063

Net charge offs to average loans (annualized)	(0.01)%	0.00%
Allowance as percent of total loans	1.15%	1.26%
Non-performing assets as % of total assets	0.29%	0.09%
Allowance as % of non-performing loans	278.78%	3,435.71%
Non-accrual loans as % of total loans	0.42%	0.02%
Allowance as % of non-accrual loans	278.78%	7,475.00%

The following table details net charge-offs to average loans outstanding by loan category for the three months ended March 31,

	Three Months Ended March 31,
	2023			2022
	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off Ratio	Net Charge- Offs (Recoveries)	Average Loans HFI	Net Charge-Off Ratio
Commercial, financial & agricultural	(2)	75,821	0.00%	(11)	71,149	-0.02%
Real estate:
Construction	—	91,571	0.00%	—	96,824	0.00%
Mortgage-residential	—	66,041	0.00%	—	44,695	0.00%
Mortgage-commercial	(11)	709,521	0.00%	(6)	619,680	0.00%
Consumer:
Home Equity	(3)	29,219	-0.01%	(3)	26,716	-0.01%
Other	5	13,312	0.04%	11	8,152	0.13%
Total:	(11)	985,485	0.00%	(9)	867,216	0.00%

(1)	Average loans exclude loans held for sale

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Credit Losses - Loans

(Dollars in thousands)	March 31, 2023		December 31, 2022
		% of allowance in		% of allowance in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$996	8.7%	$849	7.5%
Real Estate – Construction	1,080	9.5%	75	.7%
Real Estate Mortgage:
Residential	790	6.9%	723	6.4%
Commercial	7,927	69.4%	8,569	75.6%
Consumer:
Home Equity	424	3.7%	314	2.8%
Other	203	1.8%	170	1.5%
Unallocated	—	—	636	5.6%
Total	$11,420	100.0%	$11,336	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended March 31, 2023 was $2.6 million compared to $3.4 million during the same period in 2022. Deposit service charges declined $33 thousand to $232 thousand during the three months ended March 31, 2023 from $265 thousand during the same period in 2022 primarily due to lower non-sufficient funds and overdraft fees. Effective July 1, 2022, we increased the NSF de minimis amount to $50 from $5 and reduced our maximum fee per day to $140 from $210, each of which will impact our future aggregate deposit service charges. Mortgage banking income declined by $684 thousand to $155 thousand during the three months ended March 31, 2023 from $839 thousand during the same period in 2022. Secondary mortgage production during the three months ended March 31, 2023 was $5.2 million compared to $30.0 million during the same period in 2022 while the gain on sale margin increased to 2.97% during the three months ended March 31, 2023 from 2.80% during the same period in 2022. The reduction in mortgage production was primarily due to low levels of home inventories and a higher interest rate environment.

With the headwinds of rising interest rates, we began to market an adjustable rate mortgage (ARM) product during the second quarter of 2022 to provide borrowers with an alternative to fixed-rate mortgages and to help offset anticipated mortgage production challenges. Currently, we are offering 5/1, 7/1, and 10/1 ARM loans that are originated for our loans held-for-investment portfolio. Furthermore, we added a new construction residential real estate team and product during the latter part of 2022. Total mortgage production during the three months ended March 31, 2023 was $23.1 million, $5.2 million of the production was originated to be sold in the secondary market, $5.4 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $12.5 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income.

Investment advisory fees declined $131 thousand to $1.1 million during the three months ended March 31, 2023 from $1.2 million during the same period in 2022. Total assets under management declined to $621.7 million at March 31, 2023 compared to $632.8 million at March 31, 2022. Total assets under management were $558.8 million at December 31, 2022. Our net new assets were $11.0 million during the three months ended March 31, 2023. Furthermore, our investment performance for the three-month period from December 31, 2022 to March 31, 2023 was 9.3% compared to 7.0% for the S&P 500; and our investment performance for the 12-month period from March 31, 2022 to March 31, 2023 was (9.0%) compared to (9.3%) for the S&P 500. We continue to focus on both the mortgage banking income as well as the investment advisory fees and commissions.

Non-interest income, other increased $53 thousand during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to increases ATM debit card income of $38 thousand, bankcard fees of $12 thousand, and rental income of $8 thousand partially offset by lower loan late charges and other loan fees of $10 thousand.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Three months ended March 31,
	2023	2022
ATM debit card income	$694	$656
Recurring income on bank owned life insurance	180	179
Rental income	89	81
Other service fees including safe deposit box fees	58	61
Loan late charges and other loan fees	12	22
Wire transfer fees	30	34
Other	58	35
Total	$1,121	$1,068

Non-interest expense increased $482 thousand during the three months ended March 31, 2023 to $10.4 million compared to $10.0 million during the same period in 2022. The $482 thousand increase in non-interest expense is primarily related to increases in salaries and employee benefits expense of $212 thousand, occupancy expense of $125 thousand, FDIC assessment of $52 thousand, legal and professional expenses of $51 thousand, core banking / electronic processing and services of $47 thousand, ATM / debit card processing of $42 thousand, director fees of $42 thousand, software subscriptions and services of $33 thousand, loan processing and closing costs of $22 thousand, correspondent services of $21 thousand, operating errors expense of $20 thousand, telephone expense of $19 thousand, contributions expense of $12 thousand, travel and entertainment expense of $11 thousand, and supplies expense of $10 thousand partially offset by lower other real estate expenses of $180 thousand, lower debit card and fraud losses of $87 thousand, and lower marketing and public relations expense of $15 thousand.

•	Salary and benefit expense increased $212 thousand to $6.3 million during the three months ended March 31, 2023 from $6.1 million during the same period in 2022. This increase is primarily a result of normal salary adjustments, the addition of six employees in our York County, South Carolina office, which opened as a loan production office on March 14, 2022 and converted to a full-service branch on October 20, 2022, the addition of new mortgage lenders during the third quarter of 2022, increased compensation levels for banking office employees implemented at the beginning of the third quarter of 2022 partially offset by lower mortgage banking and financial planning and investment advisory commissions. We had 259 full time equivalent employees at March 31, 2023 compared to 251 at March 31, 2022.
•	Occupancy expense increased $125 thousand to $830 thousand during the three months ended March 31, 2023 compared to $705 thousand during the same period in 2022 primarily related to our York County, South Carolina office, which opened as a loan production office on March 14, 2022 and converted to a full-service branch on October 20, 2022, the expansion of our Southlake operations and support location in Lexington, South Carolina, building and yard maintenance, and inflation partially offset by lower expense for janitorial services.
•	Marketing and public relations expense declined $15 thousand to $346 thousand during the three months ended March 31, 2023 compared to $361 thousand during the same period in 2022 due to the timing of planned media campaigns.
•	FDIC assessments increased $52 thousand to $182 thousand during the three months ended March 31, 2023 compared to $130 thousand during the same period in 2022 due to an increase in industrywide FDIC assessment rates.
•	Other real estate expenses declined $180 thousand to $133 thousand in contra expenses or credits during the three months ended March 31, 2023 compared to $47 thousand in expenses during the same period in 2022 primarily due to the reduction in an accrual for 2022 real estate taxes on a non-accrual loan, which were paid by the borrower.
•	Amortization of intangibles was $39 thousand during both the three months ended March 31, 2023 and March 31, 2022.
•	Other expense increased $284 thousand to $2.5 million during the three months ended March 31, 2023 compared to $2.2 million during the same period in 2022, which included

o	Core banking/electronic processing and services increased $47 thousand primarily due to higher customer activity and enhanced technology solutions.
o	ATM/debit card processing increased $42 thousand due to higher ATM volume.
o	Software subscriptions and services increased $33 thousand primarily due to additional services and normal cost adjustments.
o	Telephone expenses increased $19 thousand primarily due to added services, our York County, South Carolina office, which opened as a loan production office on March 14, 2022 and converted to a full-service branch on October 20, 2022, and the expansion of our Southlake operations and support location in Lexington, South Carolina during the fourth quarter of 2022.
o	Correspondent services increased $21 thousand primarily due to our York County, South Carolina office, which opened as a loan production office on March 14, 2022 and converted to a full-service branch on October 20, 2022 and enhanced payroll services.
o	Debit card and fraud losses declined $87 thousand primarily due to an isolated fraud incident during the three months ended March, 31, 2022.
o	Loan processing and closing costs increased $22 thousand primarily due to mortgage loan processing costs.
o	Director fees increased $42 thousand primarily due to an increase in director stock awards.
o	Legal and professional fees increased $51 thousand primarily due to higher attorney, audit, and accounting fees.
o	Travel and entertainment expense increased $11 thousand due to higher meals and entertainment costs partially offset by lower amounts of travel.
o	Contributions to charitable organizations and events increased $12 thousand.
o	Operating errors increased $20 thousand to $9 thousand in expenses during the three months ended March 31, 2023 from $11 thousand in contra expenses or credits during the same period in 2022 primarily due to secondary market mortgage investor recoveries of previous incurred expenses.

The following is a summary of the components of other non-interest expense for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2023	2022
Core banking/electronic processing and services	$627	$580
ATM/debit card processing	249	207
Software subscriptions and services	231	198
Wire processing fees	20	22
Supplies	42	32
Telephone	99	80
Courier	65	62
Correspondent services	92	71
Insurance	94	85
Debit card and Fraud losses	60	147
Investment advisory and non-deposit expense	101	114
Loan processing and closing costs	58	36
Director fees	145	103
Legal and Professional fees	85	34
Shareholder expense	51	50
Other	486	400
Total	$2,505	$2,221

Income Tax Expense

We incurred income tax expense of $963 thousand and $789 thousand for the three months ended March 31, 2023 and 2022, respectively. Our effective tax rate was 21.76% and 18.44% for the three months ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate was primarily due to a $153 thousand non-recurring reduction to income tax expense during the three months ended March 31, 2022.

Financial Position

Assets totaled $1.7 billion at both March 31, 2023 and December 31, 2022. Loans (excluding loans held-for-sale) increased $11.9 million, or 1.2% (4.9% annualized), to $992.7 million at March 31, 2023 from $980.9 million at December 31, 2022.

Total loan production, excluding mortgage secondary market and new construction residential real estate, was $31.1 million during the three months ended March 31, 2023 compared to $55.3 million during the same period in 2022. Loans held-for-sale declined to $1.3 million at March 31, 2023 from $1.8 million at December 31, 2022. Mortgage production during the three months ended March 31, 2023 was $23.1 million, $5.2 million of the production was originated to be sold in the secondary market, $5.4 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $12.5 million of the loan production was commitments for new construction residential real estate loans. Mortgage production during the three months ended March 31, 2022 was $30.0 million, which was all produced to be sold in the secondary market. The reduction in mortgage production was primarily due to a higher interest rate environment and low housing inventory. The loan-to-deposit ratio (including loans held-for-sale) at March 31, 2023 and December 31, 2022 was 70.0% and 70.9%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at March 31, 2023 and December 31, 2022 was 69.9% and 70.8%, respectively. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(Dollars in thousands)	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Commercial, financial & agricultural	$73,898	7.4%	$72,409	7.4%
Real estate:
Construction	84,442	8.5%	91,223	9.3%
Mortgage – residential	68,983	6.9%	65,759	6.7%
Mortgage – commercial	722,602	72.9%	709,218	72.3%
Consumer:
Home Equity	29,525	3.0%	28,723	2.9%
Other	13,270	1.3%	13,525	1.4%
Total gross loans	992,720	100.0%	980,857	100.0%
Allowance for loan losses	(11,420)		(11,336)
Total net loans	$981,300		$969,521

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

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at March 31, 2023.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	March 31, 2023
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen years	Over Fifteen Years	Total
Commercial, financial and agricultural	$10,256	$35,838	$27,804	$—	$73,898
Real estate:
Construction	14,486	25,293	44,663	—	84,442
Mortgage-residential	1,331	14,869	3,938	48,845	68,983
Mortgage-commercial	43,646	359,840	317,741	1,375	722,602
Consumer:
Home equity	1,226	7,159	21,140	—	29,525
Other	4,772	6,154	1,957	387	13,270
Total	$75,717	$449,153	$417,243	$50,607	$992,720

Loans maturing after one year with:

Variable Rate	$106,285
Fixed Rate	810,718
$917,003

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities Maturity Distribution and Yields

Investment securities increased $566 thousand to $565.3 million, net of allowance for credit losses on investments of $12 thousand, at March 31, 2023 from $564.8 million, net of allowance for credit losses on investments of zero, at December 31, 2022. On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $15.3 million ($12.1 million net of tax) at March 31, 2023. Our HTM investments totaled $223.1 million and represented approximately 39% of our total investments at March 31, 2023. Our AFS investments totaled $336.5 million or approximately 60% of our total investments with a modified duration of 3.39 at March 31, 2023. Our investments at cost totaled $5.8 million or approximately 1% of our total investments at March 31, 2023. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity.

Other short-term investments increased $47.7 million to $60.6 million at March 31, 2023 from $12.9 million at December 31, 2022 due to deposit growth exceeding loan growth and due to higher borrowings during the three months ended March 31, 2023.

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at March 31, 2023:

(In thousands)	Within One Year		Over One Year and less than Five		Over Five Years and less than Ten		Over Ten years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$29,873	1.76%	$15,950	1.45%	14,777	1.24%	$—	—
Government sponsored enterprises	—	—	—	—	2,500	2.00%	—	—
Small Business Administration pools	145	3.89%	16,791	6.08%	2,611	6.58%	252	6.21%
Mortgage-backed securities	690	1.99%	32,280	4.14%	203,374	4.10%	30,486	2.68%
State and local government	—	—	—	—	—	—	—	—
Corporate and other securities	10	3.70%	1,987	4.66%	6,763	3.76%	—	—
Total investment securities available-for-sale	$30,718	1.84%	$67,008	4.00%	$230,025	3.91%	$30,738	2.71%

(In thousands)
	Within One		After One But		After Five But		After Ten
	Year		Within Five Years		Within Ten Years		Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—	$—	—	$—	—	$—	—
Government sponsored enterprises	—	—	$—	—	—	—	—	—
Small Business Administration pools	$—	—	—	—	—	—	—	—
Mortgage-backed securities	1,477	2.46%	18,481	3.45%	74,281	3.27%	23,470	2.81%
State and local government	3,125	2.43%	21,248	2.56%	56,947	3.31%	24,110	3.80%
Corporate and other securities	—	—	—	—	—	—	—	—
Total investment securities held-to-maturity	$4,602	2.44%	$39,729	2.92%	$131,228	3.30%	$47,580	3.31%

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at December 31, 2022:

(In thousands)	Within One Year		Over One Year and less than Five		Over Five Years and less than Ten		Over Ten years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—	$45,781	1.67%	$14,770	1.21%	$—	—
Government sponsored enterprises	—	—	2,500	2.00%	—	—	—	—
Small Business Administration pools	335	0.60%	19,085	4.50%	2,237	3.76%	—	—
Mortgage-backed securities	870	0.70%	40,461	2.18%	202,863	2.92%	19,517	2.91%
State and local government	—	—	—	—	—	—	—	—%
Corporate and other securities	10	3.70%	5,764	3.85%	2,986	4.19%	9	3.70%
Total investment securities available-for-sale	$1,215	0.70%	$113,591	2.44%	$222,856	2.83%	$19,526	2.91%

(In thousands)
	Within One		After One But		After Five But		After Ten
	Year		Within Five Years		Within Ten Years		Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—	$—	—	$—	—	$—	—
Government sponsored enterprises	—	—	$—	—	—	—	—	—
Small Business Administration pools	$—	—	—	—	—	—	—	—
Mortgage-backed securities	3,228	1.71%	24,520	3.45%	81,646	3.27%	12,381	3.11%
State and local government	3,236	0.95%	14,664	2.56%	61,567	3.31%	27,462	3.81%
Corporate and other securities	—	—	—	—	—	—	—	—
Total investment securities held-to-maturity	$6,464	1.33%	$39,184	3.12%	$143,213	3.29%	$39,843	3.59%

Deposits increased $34.8 million, or 2.5% (10.2% annualized), to $1.4 billion at March 31, 2023 compared to $1.4 billion at December 31, 2022. Our pure deposits, which are defined as total deposits less certificates of deposits, increased $22.6 million, or 1.8% (7.2% annualized), to $1.3 billion at March 31, 2023 from $1.3 billion at December 31, 2022. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. Total uninsured deposits were $434.4 million and $407.0 million at March 31, 2023 and December 31, 2022, respectively. Included in uninsured deposits at March 31, 2023 and December 31, 2022 were $74.7 million and $59.5 million of deposits of states or political subdivisions in the U.S., which are secured or collateralized, respectively. Total uninsured deposits, excluding these deposits that are secured or collateralized, totaled $359.7 million, or 25.3%, of total deposits at March 31, 2023 and $347.5 million, or 25.1%, of total deposits at December 31, 2022. The average balance of all customer deposit accounts at March 31, 2023 was $29,393. The average balance for consumer accounts was $16,247 and the average balance for non-consumer accounts was $65,074. We had no brokered deposits and no listing services deposits at March 31, 2023 and December 31, 2022.

The following table sets forth the deposits by category:

	March 31,		December 31,
	2023		2022
		% of		% of
(In thousands)	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$458,882	32.3%	$461,010	33.3%
Interest bearing checking accounts	323,832	22.7%	334,540	24.1%
Money market accounts	351,900	24.8%	295,223	21.3%
Savings accounts	141,713	10.0%	161,770	11.7%
Time deposits less than $100,000	67,603	4.8%	66,410	4.8%
Time deposits more than $100,000	76,227	5.4%	66,429	4.8%
	$1,420,157	100.0%	$1,385,382	100.0%

Maturities of Certificates of Deposit and Other Time Deposit with balances greater than $250,000

The tables below show at March 31, 2023 and December 31, 2022, maturities of certificates and other time deposits greater than $250,000.:

	March 31, 2023
	Within Three	After Three Through	After Six Through	After Twelve
(In thousands)	Months	Six Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$2,820	$4,564	$17,055	$3,165	$27,604

	December 31, 2022
	Within Three	After Three Through	After Six Through	After Twelve
(In thousands)	Months	Six Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$6,586	$3,119	$11,565	$3,726	$24,996

Of the $27,604 and $24,996 of time deposits greater than $250,000 at March 31, 2023 and December 31, 2022, $9.6 million and $9.5 million, respectively were in excess of the $250,000 FDIC insurance limit.

Total uninsured deposits were $434.4 million and $407.0 million at March 31, 2023 and December 31, 2022, respectively. Included in uninsured deposits at March 31, 2023 and December 31, 2022 were $74.7 million and $59.5 million of collateralized public funds, respectively.

Borrowed funds. Borrowed funds consist of fed funds purchased, securities sold under agreements to repurchase, FHLB advances and long-term debt, which is a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $86.5 million, $73.3 million and $82.6 million during the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively. The average rates paid during these periods were 1.67%, 0.80% and 0.12%, respectively. The balances of securities sold under agreements to repurchase were $77.0 million and $68.7 million at March 31, 2023 and December 31, 2022, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. Federal funds purchased averaged $2.7 million, $5.7 million and zero during the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively. The average rates paid during these periods were 4.58%, 3.57% and 0.00%, respectively. The balances of federal funds purchased were zero and $22.0 million at March 31, 2023 and December 2022, respectively. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. FHLB advances averaged $75.4 million, $37.5 million and zero during the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively. The average rates paid during these periods were 4.75%, 3.91% and 0.00%, respectively. The balances of FHLB advances were $85.0 million and $50.0 million at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, FHLB advance maturities were as follows:

	March 31, 2023
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
FHLB Advances	$55,000	$—	$30,000	$—	$85,000

The $85.0 million in FHLB advances at March 31, 2023 had maturity dates between April 6, 2023 and March 14, 2024 with interest rates between 4.78% and 5.08%.

In addition to the above borrowings, we issued $15.5 million in trust preferred securities on September 16, 2004. During the fourth quarter of 2015, we redeemed $500 thousand of these securities. The securities accrue and pay distributions quarterly at a rate of three month LIBOR plus 257 basis points. The remaining debt may be redeemed in full anytime with notice and matures on September 16, 2034. Trust preferred securities averaged $15.0 million during the three months ended March 31, 2023, December 31, 2022 and March 31, 2022. The average rates paid during these periods were 7.34%, 6.58% and 2.82%, respectively. The balances of trust preferred securities were $15.0 million at March 31, 2023 and December 31, 2022.

Total shareholders’ equity increased $5.2 million, or 4.4%, to $123.6 million at March 31, 2023 from $118.4 million at December 31, 2022. Shareholders’ equity increased to 7.12% of total assets at March 31, 2023 from 7.08% at December 31, 2022 due to total asset growth of $62.5 million, or 3.7%, compared to total shareholders’ equity growth of $5.2 million, or 4.4%. The growth in total assets was primarily due to increases of $50.3 million in cash and interest-bearing bank balances and $11.9 million in loans. The $5.2 million increase in shareholders’ equity was due to a $2.9 million improvement in accumulated other comprehensive loss, a $2.1 million increase in retention of earnings due to $3.5 million in net income less $1.1 million in dividends and a $0.3 million adjustment related to the implementation of CECL on January 1, 2023, a $0.1 million increase due to employee and director stock awards, and a $0.1 million increase due to dividend reinvestment plan (DRIP) purchases. The improvement in accumulated other comprehensive loss was due to a decrease in market interest rates, which affects the fair value of our investment securities portfolio and accumulated other comprehensive (loss) income, which is included in shareholders’ equity. On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $15.3 million ($12.1 million net of tax) at March 31, 2023. Our HTM investments totaled $223.1 million and represented approximately 39% of our total investments at March 31, 2023. Our AFS investments totaled $336.5 million or approximately 60% of our total investments with a modified duration of 3.39 at March 31, 2023. Our investments at cost totaled $5.8 million or approximately 1% of our total investments at March 31, 2023.

On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2021 Repurchase Plan”), which represents approximately 5% of our 7,559,760 shares outstanding as of March 31, 2022. No share repurchases were made under the 2021 Repurchase Plan prior to its expiration at the market close on March 31, 2022. On April 20, 2022, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2022 Repurchase Plan”), which represented approximately 5% of our 7,587,763 shares outstanding as of March 31, 2023. No repurchases have been made under the 2022 Repurchase Plan. The 2022 Repurchase Plan expires at the market close on December 31, 2023.

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

We employ a monitoring technique to measure our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Simulation modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. We model the impact on net interest income for several different changes, to include a flattening, steepening and parallel shift in the yield curve. For each of these scenarios, we model the impact on net interest income in an increasing and decreasing rate environment of 100, 200, 300, and 400 basis points. We also periodically stress certain assumptions such as loan prepayment rates, deposit decay rates and interest rate betas to evaluate our overall sensitivity to changes in interest rates. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in net interest income at no more than 10%, 15%, 20%, and 20%, respectively, in a 100, 200, 300, and 400 basis point change in interest rates over the first 12-month period subsequent to interest rate changes. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Neither the “gap” analysis or asset/liability modeling are precise indicators of our interest sensitivity position due to the many factors that affect net interest income including, the timing, magnitude and frequency of interest rate changes as well as changes in the volume and mix of earning assets and interest-bearing liabilities.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at March 31, 2023 and at December 31, 2022 over the subsequent 12 months. At March 31, 2023 and at December 31, 2022, we were liability sensitive. As a result, our modeling reflects a decrease in net interest income in a rising interest rate environment during the first 12-month period subsequent to interest rate changes. The negative impact of rising rates reverses and net interest income is favorably impacted during the second 12-month period subsequent to interest rate changes. In a declining interest rate environment, the model reflects increases in net interest income in the down 100 basis point and down 200 basis point scenarios and declines in net interest income in the down 300 basis point and 400 basis point scenarios during the first 12-month period subsequent to interest rate changes. The positive impact of declining rates reverses and net interest income is negatively impacted during the second 12-month period subsequent to interest rate changes. The increase and decrease of 100, 200, 300, and 400 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	March 31, 2023	December 31, 2022
+400bp	-7.02%	-8.99%
+300bp	-4.66%	-6.21%
+200bp	-2.81%	-3.74%
+100bp	-1.14%	-1.82%
Flat	—	—
-100bp	+1.78%	+3.13%
-200bp	+0.31%	+1.12%
-300bp	-2.28%	-3.86%
-400bp	-4.75%	-7.25%

During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel increases in interest rates along the entire yield curve, our net interest income is projected to increase 4.22%, 7.04%, 9.34%, and 10.88%, respectively, at March 31, 2023, and 3.44%, 6.13%, 8.23%, and 9.58%, respectively, at December 31, 2022. During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel reduction in interest rates along the entire yield curve, our net interest income is projected to decline 5.13%, 11.28%, 17.94%, and 21.38%, respectively, at March 31, 2023, and to decline 4.92%, 12.86%, 21.14%, and 26.33%, respectively, at December 31, 2022.

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in PVE at no more than 15%, 20%, 25%, and 25%, respectively, in a 100, 200, 300, and 400 basis point change in market interest rates. Based on PVE, we were asset sensitive at March 31, 2023 and at December 31, 2022.

Present Value of Equity Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	March 31, 2023	December 31, 2022
+400bp	+3.29%	+1.43%
+300bp	+4.03%	+2.61%
+200bp	+3.99%	+3.13%
+100bp	+2.67%	+2.33%
Flat	—	—
-100bp	-3.39%	-3.83%
-200bp	-9.00%	-10.00%
-300bp	-18.29%	-18.44%
-400bp	-11.52%	-25.23%

Effective May 5, 2023, we entered into a pay-fixed/receive-floating interest rate swap (the “Pay-Fixed Swap Agreement”) for a notional amount of $150.0 million that was designated as a fair value hedge to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Pay-Fixed Swap Agreement will mature on May 5, 2026 and will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate.

Liquidity and Capital Resources

Liquidity management involves monitoring sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents our ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, to borrow on a secured basis through the Federal Reserve Discount Window, and to borrow on a secured basis through securities sold under agreements to repurchase. Furthermore, the Bank is a member of the FHLB and has the ability to obtain advances for various periods of time. These advances are secured by eligible securities pledged by the Bank or assignment of eligible loans within the Bank’s portfolio.

We had no brokered deposits and no listing services deposits at March 31, 2023 and at December 31, 2022. We believe that we have ample liquidity to meet the needs of our customers through our low cost deposits, our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, our ability to borrow on a secured basis through the Federal Reserve Discount Window, and our ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank. Shareholders’ equity increased to 7.12% of total assets at March 31, 2023 from 7.08% at December 31, 2022 due to total asset growth of $62.5 million or 3.7% compared to total shareholders’ equity growth of $5.2 million or 4.4%. The growth in total assets was primarily due to increases of $50.3 million in cash and interest-bearing bank balances and $11.9 million in loans. The $5.2 million increase in shareholders’ equity was due to a $2.9 million improvement in accumulated other comprehensive loss, a $2.1 million increase in retention of earnings due to $3.5 million in net income less $1.1 million in dividends and a $0.3 million adjustment related to the implementation of CECL on January 1, 2023, a $0.1 million increase due to employee and director stock awards, and a $0.1 million increase due to dividend reinvestment plan (DRIP) purchases. The improvement in accumulated other comprehensive loss was due to a decrease in market interest rates, which affects the fair value of our investment securities portfolio and accumulated other comprehensive (loss) income, which is included in shareholders’ equity. On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $15.3 million ($12.1 million net of tax) at March 31, 2023. Our HTM investments totaled $223.1 million and represented approximately 39% of our total investments at March 31, 2023. Our AFS investments totaled $336.5 million or approximately 60% of our total investments with a modified duration of 3.39 at March 31, 2023. Our investments at cost totaled $5.8 million or approximately 1% of our total investments at March 31, 2023.

 The Bank maintains federal funds purchased lines in the total amount of $65.0 million with three financial institutions and $10 million through the Federal Reserve Discount Window. We utilized zero of our federal funds purchased lines at March 31, 2023 compared to $22 million at December 31, 2022. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had $85.0 million in FHLB advances at March 31, 2023 compared to $50.0 at December 31, 2022. The $85.0 million in FHLB advances at March 31, 2023 had maturity dates between April 6, 2023 and March 14, 2024 with interest rates between 4.78% and 5.08%. At March 31, 2023, we have remaining credit availability under this facility in excess of $330 million, subject to collateral requirements. Combined, the company has total remaining credit availability in excess of $405 million as compared to uninsured deposits of $359.7 million as noted above.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2023, we had issued commitments to extend unused credit of $171.8 million, including $49.3 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2022, we had issued commitments to extend unused credit of $156.9 million, including $47.3 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We regularly review our liquidity position and have implemented internal policies establishing guidelines for sources of asset-based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources.

Regulatory capital rules known as the Basel III rules or Basel III, impose minimum capital requirements for bank holding companies and banks. Basel III was released in the form of enforceable regulations by each of the applicable federal bank regulatory agencies. Basel III is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies.” A small bank holding company is generally a qualifying bank holding company or savings and loan holding company with less than $3.0 billion in consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations-generally those organizations with $250 billion or more in total consolidated assets or $10 billion or more in total foreign exposures.

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

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2023 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted the CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). On January 1, 2023, we adopted the CECL accounting standard, which resulted in a day one reduction of $14.3 thousand to the allowance for credit losses on loans offset by increases of $397.9 thousand to the allowance for credit losses on unfunded commitments and $43.5 thousand to the allowance for credit losses on held-to-maturity investments. Furthermore, deferred tax assets increased $89.7 thousand and retained earnings declined $337.4 thousand. Compared to the day one CECL results, the allowance for credit losses on loans increased $98.3 thousand to $11.4 million at March 31, 2023 from $11.3 million at January 1, 2023; the allowance for credit losses on unfunded commitments declined $16.0 thousand to $381.9 thousand at March 31, 2023 from $397.9 thousand at January 1, 2023; and the allowance for credit losses on held-to-maturity investments declined $1.4 thousand to $42.0 thousand at March 31, 2023 from $43.5 thousand at January 1, 2023. At March 31, 2023, the combined allowance for credit losses for loans, unfunded commitments, and investments was $11.8 million compared to $11.8 million at January 1, 2023 and $11.3 million at December 31, 2022. In connection with our adoption of CECL on January 1, 2023, we did not elect to utilize the three-year phase-in period for the day-one adverse regulatory capital effects or the five-year CECL transition.

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

 As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of March 31, 2023, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

Dollars in thousands		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
March 31, 2023
Leverage Ratio	8.68%	5.00%	4.00%	$62,679	$79,719
Common Equity Tier 1 Capital Ratio	13.55%	6.50%	4.50%	76,926	98,757
Tier 1 Capital Ratio	13.55%	8.00%	6.00%	60,552	82,384
Total Capital Ratio	14.63%	10.00%	8.00%	50,565	72,396
December 31, 2022
Leverage Ratio	8.63%	5.00%	4.00%	$61,191	$78,069
Common Equity Tier 1 Capital Ratio	13.49%	6.50%	4.50%	75,442	97,023
Tier 1 Capital Ratio	13.49%	8.00%	6.00%	59,257	80,837
Total Capital Ratio	14.54%	10.00%	8.00%	49,013	70,593

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.68%, 13.55% and 14.63%, respectively, at March 31, 2023 as compared to 8.63%, 13.49%, and 14.54%, respectively, at December 31, 2022. The Bank’s Common Equity Tier 1 ratio at March 31, 2023 was 13.55% and at December 31, 2022 was 13.49%. Under the Basel III rules, we anticipate that the Bank will remain a well capitalized institution for at least the next 12 months. Furthermore, based on our strong capital, conservative underwriting, and internal stress testing, we believe that we will have access to adequate capital to support the long-term operations of the Bank. However, the Bank’s reported and regulatory capital ratios could be adversely impacted by future credit losses related to an economic recession.

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the first quarter of 2023 of $0.14 per common share. This dividend is payable on May 16, 2023 to shareholders of record of our common stock as of May 2, 2023.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans
PPP loans	$209	$1	1.94%	$609	$45	29.97%
Non-PPP loans	986,291	11,158	4.59%	875,740	8,958	4.15%
Total loans	986,500	11,159	4.59%	876,349	9,003	4.17%
Non-taxable securities	51,563	375	2.95%	52,644	380	2.93%
Taxable securities	513,553	4,061	3.21%	519,187	1,779	1.39%
Int bearing deposits in other banks	30,010	294	3.97%	67,179	33	0.20%
Fed funds sold	126	1	3.22%	15	—	0.00%
Total earning assets	1,581,752	15,890	4.07%	1,515,374	11,195	3.00%
Cash and due from banks	26,012			28,511
Premises and equipment	31,375			32,722
Goodwill and other intangibles	15,378			15,536
Other assets	52,551			41,348
Allowance for credit losses - investments	(43)			—
Allowance for credit losses - loans	(11,371)			(11,226)
Total assets	$1,695,654			$1,622,265

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$320,487	$223	0.28%	$331,772	$45	0.06%
Money market accounts	311,383	1,328	1.73%	295,536	112	0.15%
Savings deposits	152,989	60	0.16%	145,340	20	0.06%
Time deposits	138,229	382	1.12%	152,884	156	0.41%
Fed funds purchased	2,655	30	4.58%	—	—	NA
Securities sold under agreements to repurchase	86,476	356	1.67%	82,553	25	0.12%
Other short-term debt	75,433	883	4.75%	—	—	NA
Other long-term debt	14,964	271	7.34%	14,964	104	2.82%
Total interest-bearing liabilities	1,102,616	3,533	1.30%	1,023,049	462	0.18%
Demand deposits	458,620			449,281
Allowance for credit losses - unfunded commitments	398			—
Other liabilities	13,964			12,690
Shareholders’ equity	120,056			137,245
Total liabilities and shareholders’ equity	$1,695,654			$1,622,265

Cost of deposits, including demand deposits			0.58%			0.10%
Cost of funds, including demand deposits			0.92%			0.13%
Net interest spread			2.77%			2.82%
Net interest income/margin		$12,357	3.17%		$10,733	2.87%
Net interest income/margin (tax equivalent)		$12,455	3.19%		$10,864	2.91%

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Three Months Ended March 31,
	2023 versus 2022
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$1,196	$960	$2,156
Non-taxable securities	(8)	3	(5)
Taxable securities	(20)	2,302	2,282
Interest bearing deposits in other banks	(28)	289	261
Federal Funds sold	—	1	1
Total interest income	1,140	3,555	4,695

Interest expense:
Interest-bearing transaction accounts	(2)	180	178
Money market accounts	6	1,210	1,216
Savings deposits	1	39	40
Time deposits	(16)	242	226
Federal Funds purchased	15	15	30
Securities sold under agreements to repurchase	1	330	331
Other short-term debt	442	441	883
Other long-term debt	—	167	167
Total interest expense	447	2,624	3,071
Total net interest income	$693	$931	$1,624

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -

OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against us which we believe, if determined adversely, would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Statement Regarding Forward-Looking Statements” set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

We are providing this additional risk factor to supplement the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve.

In 2020, in response to economic disruption associated with the COVID-19 pandemic, the Federal Reserve quickly reduced short-term rates to extremely low levels and acted to influence the markets to reduce long-term rates as well. During 2021, the Federal Reserve significantly reduced such “easing” actions that held down long-term rates. During 2022, the Federal Reserve switched to a tightening policy. It raised short term rates significantly and rapidly throughout the year. Those actions triggered a significant decline in the values of most categories of U.S. stocks and bonds; significantly raised recessionary expectations for the U.S.; and inverted the yield curve in the U.S. for much of the last two quarters of 2022.

Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, discourage borrowing, tighten the money supply, and restrain economic activity. However, in 2022, short term rates rose faster than long term rates to the point that the yield curve inverted for much of the final two quarters of 2022. This sort of phenomenon-where short term rates rise more strongly and rapidly than long-term rates can follow-is relatively common.

It is unclear when long term rates are likely to catch up. Many external factors may interfere with the effects of these plans or cause them to be changed, sometimes quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. For 2023, the Federal Reserve has not yet indicated when it will stop, or at least pause, raising short term rates, although the rate of increases has slowed.

These economic strategies have had, and will continue to have, a significant impact on our business and on many of our customers. As exemplified by the March 2023 bank failures in the U.S., such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict.

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material adverse effect on the Company’s operations.

The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank, and First Republic Bank have caused general uncertainty and concern regarding the liquidity adequacy of the banking sector. Although we were not directly affected by these bank failures, the resulting speed and ease in which news, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions caused the stock prices of many financial institutions to become volatile. Additional bank failures could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers.

In response to these bank failures and the resulting market reaction, the Secretary of the Treasury approved actions enabling the FDIC to complete its resolutions of the failed banks in a manner that fully protects depositors by utilizing the Deposit Insurance Fund, including the use of Bridge Banks to assume all of the deposit obligations of the failed banks, while leaving unsecured lenders and equity holders of such institutions exposed to losses. In addition, the Federal Reserve announced it would make available additional funding to eligible depository institutions under a Bank Term Funding Program to help assure banks have the ability to meet the needs of all their depositors. In an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which will increase our FDIC insurance assessment and will increase our costs of doing business. However, it is uncertain whether these steps by the government will be sufficient to calm the financial markets, reduce the risk of significant depositor withdrawals at other institutions and thereby reduce the risk of additional bank failures. As a result of this uncertainty, we face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, during the three months ended March 31, 2023, we credited an aggregate of 3,638 deferred stock units to accounts for directors who elected to defer monthly fees. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.
(b)	Not Applicable.
(c)	No share repurchases were made during the three months ended March 31, 2023; however, 5,533 shares were withheld to satisfy tax withholding obligations applicable to the vesting of restricted stock. On April 20, 2022, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2022 Repurchase Plan”), which represented approximately 5% of our 7,587,763 shares outstanding as of March 31, 2023. The 2022 Repurchase Plan expires at the market close on December 31, 2023.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 22, 2019).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language; (i) Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the three months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: May 11, 2023	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)