Form 10-Q
period 2023-06-30
FIRST COMMUNITY CORP /SC/
filed 2023-08-10
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 10, 2023, 7,593,759 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
(Dollars in thousands, except par values)	2023	December 31,
	(Unaudited)	2022
ASSETS
Cash and due from banks	$28,273	$24,464
Interest-bearing bank balances	28,710	12,937
Investment securities available-for-sale	328,239	331,862
Investment securities held-to-maturity, fair value of $208,320 and $213,613 at June 30, 2023 and December 31, 2022, respectively, net of allowance for credit losses - investments	221,392	228,701
Other investments, at cost	6,208	4,191
Loans held-for-sale	4,195	1,779
Loans held-for-investment	1,032,165	980,857
Less, allowance for credit losses - loans	11,554	11,336
Net loans held-for-investment	1,020,611	969,521
Property and equipment - net	31,120	31,277
Lease right-of-use asset	3,389	2,702
Bank owned life insurance	29,793	29,952
Other real estate owned	927	934
Intangible assets	682	761
Goodwill	14,637	14,637
Other assets	22,806	19,228
Total assets	$1,740,982	$1,672,946
LIABILITIES
Deposits:
Non-interest bearing	$447,105	$461,010
Interest bearing	973,648	924,372
Total deposits	1,420,753	1,385,382
Securities sold under agreements to repurchase	72,103	68,743
Federal funds purchased	—	22,000
Federal Home Loan Bank advances	95,000	50,000
Junior subordinated debt	14,964	14,964
Lease liability	3,537	2,832
Other liabilities	10,477	10,664
Total liabilities	1,616,834	1,554,585
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,593,759 at June 30, 2023 7,577,912 at December 31, 2022	7,594	7,578
Nonvested restricted stock and stock units	1,717	1,461
Additional paid in capital	92,963	92,683
Retained earnings	53,362	49,025
Accumulated other comprehensive loss	(31,488)	(32,386)
Total shareholders’ equity	124,148	118,361
Total liabilities and shareholders’ equity	$1,740,982	$1,672,946

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended June 30,
	2023	2022
Interest and dividend income:
Loans, including fees	$12,314	$9,304
Investment securities - taxable	4,223	1,674
Investment securities - non taxable	368	375
Other short term investments and CD’s	592	160
Total interest income	17,497	11,513
Interest expense:
Deposits	3,392	309
Securities sold under agreement to repurchase	363	22
Other borrowed money	1,605	131
Total interest expense	5,360	462
Net interest income	12,137	11,051
Provision for (release of) credit losses	186	(70)
Net interest income after provision for (release of) credit losses	11,951	11,121
Non-interest income:
Deposit service charges	220	262
Mortgage banking income	371	481
Investment advisory fees and non-deposit commissions	1,081	1,195
Gain (loss) on sale of other assets	105	(45)
Other	1,274	1,116
Total non-interest income	3,051	3,009
Non-interest expense:
Salaries and employee benefits	6,508	6,175
Occupancy	813	786
Equipment	377	329
Marketing and public relations	370	446
FDIC Insurance assessments	221	105
Other real estate expense	(30)	29
Amortization of intangibles	40	40
Other	2,456	2,278
Total non-interest expense	10,755	10,188
Net income before tax	4,247	3,942
Income tax expense	920	812
Net income	$3,327	$3,130

Basic earnings per common share	$0.44	$0.42
Diluted earnings per common share	$0.43	$0.41

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Six Months ended June 30,
	2023	2022
Interest and dividend income:
Loans, including fees	$23,473	$18,307
Investment securities - taxable	8,284	3,453
Investment securities - non taxable	743	755
Other short term investments and CD’s	887	193
Total interest income	33,387	22,708
Interest expense:
Deposits	5,385	642
Securities sold under agreement to repurchase	719	47
Other borrowed money	2,789	235
Total interest expense	8,893	924
Net interest income	24,494	21,784
Provision for (release of) credit losses	256	(195)
Net interest income after provision for (release of) credit losses	24,238	21,979
Non-interest income:
Deposit service charges	452	527
Mortgage banking income	526	1,320
Investment advisory fees and non-deposit commissions	2,148	2,393
Gain (loss) on sale of other assets	105	(45)
Other	2,395	2,188
Total non-interest income	5,626	6,383
Non-interest expense:
Salaries and employee benefits	12,839	12,294
Occupancy	1,643	1,491
Equipment	713	661
Marketing and public relations	716	807
FDIC Insurance assessments	403	235
Other real estate expense	(163)	76
Amortization of intangibles	79	79
Other	4,961	4,499
Total non-interest expense	21,191	20,142
Net income before tax	8,673	8,220
Income tax expense	1,883	1,601
Net income	$6,790	$6,619

Basic earnings per common share	$0.90	$0.88
Diluted earnings per common share	$0.89	$0.87

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,
(Dollars in thousands)	2023	2022
Net income	$3,327	$3,130
Other comprehensive loss:
Unrealized gain (loss) during the period on available-for-sale securities, net of tax benefit of $622 and tax expense of $414, respectively	(2,340)	1,558
Unrealized loss during the period on available-for-sale securities transferred to held-to-maturity, net of tax benefit of $0 and $3,508, respectively	—	(13,198)
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $86 and $28, respectively.	325	106
Other comprehensive loss	(2,015)	(11,534)
Comprehensive income (loss)	$1,312	$(8,404)

	Six months ended June 30,
(Dollars in thousands)	2023	2022
Net income	$6,790	$6,619
Other comprehensive loss:
Unrealized gain (loss) during the period on available-for-sale securities, net of tax expense of $67 and tax benefit $4,447, respectively	252	(16,730)
Unrealized loss during the period on available-for-sale securities transferred to held-to-maturity, net of tax benefit of $0 and $3,508, respectively	—	(13,198)
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $172 and $28, respectively.	646	106
Other comprehensive income (loss)	898	(29,822)
Comprehensive income (loss)	$7,688	$(23,203)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2023 and 2022

(Unaudited)

				Nonvested		Accumulated
	Common		Additional	Restricted		Other
(Dollars and shares in thousands)	Shares	Common	Paid-in	Stock and	Retained	Comprehensive
	Issued	Stock	Capital	Stock Units	Earnings	Income (loss)	Total
Balance, December 31, 2022	7,578	$7,578	$92,683	$1,461	$49,025	$(32,386)	$118,361
Net income					6,790		6,790
CECL implementation net of tax of $90					(337)		(337)
Other comprehensive loss net of tax expense of $239						898	898
Issuance of common stock-deferred compensation	2	2	39	(69)			(28)
Issuance of restricted stock	8	8	146	(154)			—
Amortization of compensation on restricted stock				370			370
Grant restricted stock units				109			109
Shares forfeited	(6)	(6)	(105)				(111)
Dividends: Common ($0.28 per share)					(2,116)		(2,116)
Dividend reinvestment plan	12	12	200				212
Balance, June 30, 2023	7,594	$7,594	$92,963	$1,717	$53,362	$(31,488)	$124,148

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars and shares in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2021	7,549	$7,549	$92,139	$(294)	$38,325	$3,279	$140,998
Net income					6,619		6,619
Other comprehensive loss net of tax benefit of $7,927						(29,822)	(29,822)
Issuance of common stock	1	1	27				28
Issuance of restricted stock	9	9	190	(199)			—
Amortization of compensation on restricted stock				168			168
Grant restricted stock units				1,418			1,418
Shares forfeited	(2)	(2)	(40)				(42)
Dividends: Common ($0.26 per share)					(1,956)		(1,956)
Dividend reinvestment plan	10	10	171				181
Balance, June 30, 2022	7,567	$7,567	$92,487	$1,093	$42,988	$(26,543)	$117,592

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Nonvested		Accumulated
	Common		Additional	Restricted		Other
	Shares	Common	Paid-in	Stock and	Retained	Comprehensive
(Dollars in thousands)	Issued	Stock	Capital	Stock Units	Earnings	Income (loss)	Total
Balance, December 31, 2022	7,578	$7,578	$92,683	$1,461	$49,025	$(32,386)	$118,361
Net income	—	—	—	—	3,463	—	3,463
Adoption of CECL, net of tax	—	—	—	—	(337)	—	(337)
Other comprehensive income, net of tax expense	—	—	—	—	—	2,913	2,913
Issuance of common stock	2	2	39	(69)	—	—	(28)
Issuance of restricted stock	8	8	146	(154)	—	—	—
Grant restricted stock units	—	—	—	72	—	—	72
Amortization of compensation on restricted stock	—	—	—	191	—	—	191
Shares forfeited	(5)	(5)	(100)	—	—	—	(105)
Dividends: Common ($0.13 per share)	—	—	—	—	(1,057)	—	(1,057)
Dividend reinvestment plan	5	5	103	—	—	—	108
Balance, March 31, 2023	7,588	$7,588	$92,871	$1,501	$51,094	$(29,473)	$123,581
Net income	—	—	—	—	3,327	—	3,327
Other comprehensive income net of tax benefit of $536	—	—	—	—	—	(2,015)	(2,015)
Amortization of compensation on restricted stock	—	—	—	179	—	—	179
Grant restricted stock units	—	—	—	37			37
Shares forfeited	—	—	(5)				(5)
Dividends: Common ($0.14 per share)					(1,059)		(1,059)
Dividend reinvestment plan	6	6	97				103
Balance, June 30, 2023	7,594	$7,594	$92,963	$1,717	$53,362	$(31,488)	$124,148

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common		Additional	Nonvested Restricted		Other
	Shares	Common	Paid-in	Stock and	Retained	Comprehensive
(Dollars in thousands)	Issued	Stock	Capital	Stock Units	Earnings	Income (loss)	Total
Balance, December 31, 2021	7,549	$7,549	$92,139	$(294)	$38,325	$3,279	$140,998
Net income	—	—	—	—	3,489	—	3,489
Other comprehensive loss net of tax benefit of $4,862	—	—	—	—	—	(18,288)	(18,288)
Issuance of common stock	1	1	27	—	—	—	28
Issuance of restricted stock	7	7	147	(154)	—	—	—
Amortization of compensation on restricted stock	—	—	—	79	—	—	79
Shares forfeited	(2)	(2)	(40)	—	—	—	(42)
Dividends: Common ($0.13 per share)				—	(977)	—	(977)
Dividend reinvestment plan	5	5	88	—	—	—	93
Balance, March 31, 2022	7,560	$7,560	$92,361	$(369)	$40,837	$(15,009)	$125,380
Net income	—	—	—	—	3,130	—	3,130
Other comprehensive income net of tax benefit of $3,066	—	—	—	—	—	(11,534)	(11,534)
Issuance of restricted stock	2	2	43	(45)	—	—	—
Amortization of compensation on restricted stock	—	—	—	89	—	—	89
Grant restricted stock units	—	—	—	1,418	—	—	1,418
Dividends: Common ($0.13 per share)	—	—	—	—	(979)	—	(979)
Dividend reinvestment plan	5	5	83	—	—	—	88
Balance, June 30, 2022	7,567	$7,567	$92,487	$1,093	$42,988	$(26,543)	$117,592

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$6,790	$6,619
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	868	855
Net premium amortization on investment securities available-for-sale	(1,115)	1,613
Net premium amortization on investment securities held-to-maturity	(275)	78
Provision for (release of) for credit losses	256	(195)
Write-downs of other real estate owned	—	19
Origination of loans held-for-sale	(18,174)	(44,683)
Sale of loans held-for-sale	15,758	47,270
(Gain) loss on sale of other real estate owned	(105)	45
Amortization of intangibles	79	79
Accretion on acquired loans	(40)	(25)
Loss on fair value of equity securities	1	1
Increase in other assets	(3,437)	(1,422)
Increase (decrease) in other liabilities	89	(1,546)
Net cash provided by operating activities	695	8,708
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(6,025)	(81,692)
Purchase of investment securities held-to-maturity	—	(6,843)
Purchase of other investment securities	(2,017)	(144)
Maturity/call of investment securities available-for-sale	11,081	40,867
Maturity/call of investment securities held-to-maturity	7,547	1,947
Increase in loans	(51,267)	(52,368)
Proceeds from sale of other real estate owned	112	117
Purchase of property and equipment	(711)	(300)
Net disposal of property and equipment	—	24
Net cash used in investing activities	(41,280)	(98,392)
Cash flows from financing activities:
Increase in deposit accounts	35,371	107,684
Increase in securities sold under agreements to repurchase	3,360	17,584
Decrease in Fed Funds Purchased	(22,000)	—
Advances from the Federal Home Loan Bank	229,000	—
Repayment of advances from the Federal Home Loan Bank	(184,000)	—
Shares retired / forfeited	(111)	(42)
Dividends paid: Common Stock	(2,116)	(1,956)
Restricted Stock Units Granted	109	1,418
Proceeds from issuance of stock-based compensation, new issuance of common stock.	(28)	28
Change in non-vested restricted stock	370	168
Dividend reinvestment plan	212	181
Net cash provided by financing activities	60,167	125,065
Net increase in cash and cash equivalents	19,582	35,381
Cash and cash equivalents at beginning of period	37,401	69,022
Cash and cash equivalents at end of period	$56,983	$104,403
Supplemental disclosure:
Cash paid during the period for:
Interest	$7,902	$1,028
Income taxes	$2,534	$1,867
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities, net of tax	$252	$(16,730)
Amortization of unrealized losses on securities from transfer of available-for-sale securities to held-to-maturity, net of tax	646	106
Recognition of operating lease liability	825	—
Unrealized loss on securities, held-to-maturity, net of tax	—	(13,092)
Transfer of investment securities available-for-sale to held-to-maturity	—	245,619

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”) (collectively, the “Company”) present fairly in all material respects the Company’s financial position at June 30, 2023 and December 31, 2022, and the Company’s results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the adoption of CECL included a decrease in the allowance for credit losses on loans of $14,300, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $397,900, which is recorded within Other Liabilities. The Company recorded an allowance for credit losses for held to maturity securities of $43,500, which is presented as a reduction to held to maturity securities outstanding. The Company recorded a net decrease to retained earnings of $337,400 as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

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

The following table illustrates the impact on the allowance for credit losses (“ACL”) from the adoption of ASC 326:

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

Allowance for Credit Losses on Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $1.4 million at June 30, 2023 and was excluded from the estimate of credit losses. The held-to-maturity portfolio consists of mortgage-backed and municipal securities. Securities are generally rated BBB- or higher. Securities are analyzed individually to establish a CECL reserve.

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

All the mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS at the adoption of CECL or as of June 30, 2023. The state and local governments securities held by the Company are highly rated by major rating agencies

Allowance for Credit Losses on Available-for-Sale Securities

For available-for-sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, or more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2023, there was no allowance for credit loss related to the available-for-sale securities portfolio.

Accrued interest receivable on available-for-sale securities totaled $1.2 million at June 30, 2023 and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future, until maturity, or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $2.7 million at June 30, 2023 and was reported in other assets on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call report code and then by risk grade grouping. Risk grade is grouped within each call report code by pass, watch, special mention, substandard, and doubtful. Other loan types are separated into their own cohorts due to specific risk characteristics for that pool of loans.

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

The LGD calculation looks at actual losses (net charge-offs) experienced over the entire lookback period for each cohort of loans. The aggregate loss amount is divided by the exposure at default to determine an LGD rate. All defaults (non-accrual, charge-off, or greater than 90 days past due) occurring during the lookback period are included in the denominator, whether a loss occurred or not and exposure at default is determined by the loan balance immediately preceding the default event (i.e., non-accrual or charge-off). Due to very limited charge-off history, management uses index LGDs comprised of rates derived from the LGD experience of other community banks in place of the Company’s historical LGDs.

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

The Company recognizes that all significant factors that affect the collectability of the loan portfolio must be considered to determine the estimated credit losses as of the evaluation date. Furthermore, the methodology, in and of itself and even when selectively adjusted by comparison to market and peer data, does not provide a sufficient basis to determine the estimated credit losses. The Company adjusts the modeled historical losses by qualitative adjustments to incorporate all significant risks to form a sufficient basis to estimate the credit losses. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience, loan review and audit results, asset quality and portfolio trends, loan portfolio growth and concentrations, trends in underlying collateral, as well as external factors and economic conditions not already captured.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan cohort at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The amendments are effective through December 31, 2022. The Company does not expect these amendments to have a material effect on its financial statements. In December 2022, the FASB issued amendments to extend the period of time preparers can use the reference rate reform relief guidance under Accounting Standards Codification (ASC) Topic 848 from December 31, 2022, to December 31, 2024, to address the fact that all London Interbank Offered Rate (LIBOR) tenors were not discontinued as of December 31, 2021, and some tenors were published until June 2023. The amendments are effective immediately for all entities and applied prospectively. These amendments did not have a material effect on its financial statements.

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

Note 2 - Earnings Per Common Share

Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during the period, excluding non-vested restricted shares. Dilutive earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during the period plus the maximum dilutive effect on common stock issuable upon exercise of stock options or vesting of restricted stock units. Stock options and unvested restricted stock units are considered common stock equivalents and are only included in the calculation of dilutive earnings per common share if the effect is dilutive.

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Six months		Three months
	Ended June 30,		Ended June 30,
(In thousands except average market price and per share data)	2023	2022	2023	2022
Numerator (Net income available to common shareholders)	$6,790	$6,619	$3,327	$3,130
Denominator
Weighted average common shares outstanding for:
Basic shares	7,560	7,522	7,565	7,526
Dilutive securities:
Deferred compensation	29	31	25	29
Restricted stock – Treasury stock method	60	52	65	52
Diluted shares	7,649	7,605	7,655	7,607
Earnings per common share:
Basic	0.90	0.88	0.44	0.42
Diluted	0.89	0.87	0.43	0.41
The average market price used in calculating assumed number of shares	$19.365	$20.25	$18.37	$19.50

Note 3 - Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below. For the three and six months ended June 30, 2023, there was no allowance for credit losses on available-for-sale securities.

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2023
US Treasury securities	$60,649	$—	$(4,173)	$56,476
Government Sponsored Enterprises	2,500	—	(396)	2,104
Mortgage-backed securities	262,719	30	(18,959)	243,790
Small Business Administration pools	18,605	97	(536)	18,166
Corporate and other securities	8,770	—	(1,067)	7,703
	$353,243	$127	$(25,131)	$328,239

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2022
US Treasury securities	$60,552	$—	$(4,569)	$55,983
Government Sponsored Enterprises	2,500	—	(426)	2,074
Mortgage-backed securities	263,704	10	(19,114)	244,600
Small Business Administration pools	21,657	60	(630)	21,087
Corporate and other securities	8,772	12	(666)	8,118
	$357,185	$82	$(25,405)	$331,862

HELD-TO-MATURITY:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2023
Mortgage-backed securities	$115,992	$—	$(8,452)	$107,540
State and local government	105,400	13	(4,633)	100,780
	$221,392	$13	$(13,085)	$208,320

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Mortgage-backed securities	$121,772	$—	$(8,656)	$113,116
State and local government	106,929	—	(6,432)	100,497
	$228,701	$—	$(15,088)	$213,613

During the three and six months ended June 30, 2023 and 2022, the Company did not receive any proceeds from the sale of investment securities available-for-sale. During the three and six months ended June 30, 2023 and 2022, there were no gross realized gains from the sale of investment securities available-for-sale and no gross realized losses.

The following tables show gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of June 30, 2023.

June 30, 2023	Less than 12 months		12 months or more		Total
Available-for-sale securities:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
US Treasury Securities	$—	$—	$56,476	$4,173	$56,476	$4,173
Government Sponsored Enterprise	—	—	2,104	396	2,104	396
Mortgage-backed securities	43,304	2,013	197,311	16,946	240,615	18,959
Small Business Administration pools	2,426	48	9,949	488	12,375	536
Corporate and other securities	3,037	229	3,912	838	6,949	1,067
Total	$48,767	$2,290	$269,752	$22,841	$318,519	$25,131

The following table shows gross unrealized losses by fair values of available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of December 31, 2022.

December 31, 2022	Less than 12 months		12 months or more		Total
Available-for-sale securities:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
US Treasury Securities	$28,827	$1,032	$27,156	$3,537	$55,983	$4,569
Government Sponsored Enterprise	—	—	2,074	426	2,074	426
Mortgage-backed securities	81,961	4,435	159,227	14,679	241,188	19,114
Small Business Administration pools	16,066	453	2,592	177	18,658	630
Corporate and other securities	2,128	146	3,230	520	5,358	666
Total	$128,982	$6,066	$194,279	$19,339	$323,261	$25,405

The following table shows a roll forward of the allowance for credit losses on held to maturity securities for the six months ended June 30, 2023.

State and
Held-to-Maturity securities	local
(Dollars in thousands)	government

Allowance for Credit Losses on Held-to-Maturity Securities:
Beginning balance, December 31, 2022	$—
Adjustment for adoption of ASU 2016-13	(43)
Provision for credit losses	6
Ending balance, June 30, 2023	$(37)

At June 30, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual at June 30, 2023.

The following table shows the amortized cost and fair value of investment securities at June 30, 2023, by expected maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

	Available-for-sale
June 30, 2023	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$30,689	$29,991
Due after one year through five years	66,774	63,993
Due after five years through ten years	227,657	209,216
Due after ten years	28,123	25,039
Total	$353,243	$328,239

	Held-To-Maturity
June 30, 2023	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$2,598	$2,574
Due after one year through five years	45,364	43,770
Due after five years through ten years	131,370	123,365
Due after ten years	42,097	38,648
Allowance for Credit Losses on Held-to-Maturity Securities	(37)	(37)
Total	$221,392	$208,320

Note 4 - Loans

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $2.0 million and $1.9 million as of June 30, 2023 and December 31, 2022, respectively.

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Commercial	$75,716	$72,409
Real estate:
Construction	94,418	91,223
Mortgage-residential	74,626	65,759
Mortgage-commercial	741,662	709,218
Consumer:
Home equity	31,334	28,723
Other	14,409	13,525
Total loans, net of deferred loan fees and costs	$1,032,165	$980,857

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a monthly basis. Loans not meeting the criteria below that are analyzed individually as part of the analysis are considered as pass rated loans. The Company uses the following definitions for risk ratings:

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2023:

	Term Loans by year of Origination
($ in thousands)	2019	2020	2021	2022	2023	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$1,645	$1,720	$24,363	$11,984	$6,955	$10,257	$18,670	$—	$75,593
Special mention	—	—	—	—	—	23	—	—	23
Substandard	—	20	79	—	—	—	—	—	99
Total commercial	1,645	1,740	24,442	11,984	6,955	10,280	18,670	—	75,716

Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate construction
Pass	6,935	1,114	11,474	40,486	21,072	—	13,337	—	94,418
Total real estate construction	6,935	1,114	11,474	40,486	21,072	—	13,337	—	94,418

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	2,004	10,813	6,849	30,545	12,835	8,983	806	1,332	74,167
Special mention	—	27	—	—	—	397	—	—	424
Substandard	—	—	—	—	—	35	—	—	35
Total real estate mortgage-residential	2,004	10,840	6,849	30,545	12,835	9,415	806	1,332	74,626

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	50,233	102,609	138,126	193,658	36,316	207,977	12,614	—	741,533
Special mention	—	—	—	—	—	22	—	—	22
Substandard	—	—	—	—	—	107	—	—	107
Total real estate mortgage-commercial	50,233	102,609	138,126	193,658	36,316	208,106	12,614	—	741,662

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - home equity
Pass	—	—	—	—	—	—	30,189	—	30,189
Special mention	—	—	—	—	—	—	76	—	76
Substandard	—	—	—	—	—	—	1,069	—	1,069
Total consumer - home equity	—	—	—	—	—	—	31,334	—	31,334

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	456	498	667	1,416	1,148	937	9,270	—	14,392
Special mention	—	10	—	—	—	7	—	—	17
Substandard	—	—	—	—	—	—	—	—	—
Total consumer - other	456	508	667	1,416	1,148	944	9,270	—	14,409

Current period gross write-offs	—	—	—	—	—	—	2	—	2
17

The risk category of loans by class of loans is shown in the table below as of December 31, 2022. As of December 31, 2022, no loans were classified as doubtful.

(Dollars in thousands)		Special
December 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Commercial	$72,333	$47	$29	$—	$72,409
Real estate:	—	—	—
Construction	91,223	—	—	—	91,223
Mortgage – residential	65,505	220	34	—	65,759
Mortgage – commercial	704,357	80	4,781	—	709,218
Consumer:	—	—	—
Home Equity	27,531	117	1,075	—	28,723
Other	13,269	93	163	—	13,525
Total	$974,218	$557	$6,082	$—	$980,857

The detailed activity in the allowance for credit losses and the recorded investment in loans receivable for the three and six months ended June 30, 2023 under CECL methodology:

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at March 31, 2023	$996	$1080	$790	$7,927	$424	$203	$11,420
Charge-offs	—	—	—	—	—	(27)	(27)
Recoveries	1	1	3	6	4	2	17
Provision for credit losses	15	46	68	(47)	10	52	144
Balance at June 30, 2023	$1,012	$1,127	$861	$7,886	$438	$230	$11,554

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Unallocated	Total Loans
Balance at December 31, 2022	$849	$75	$723	$8,569	$314	$170	$636	$11,336
Adjustment to allowance for adoption of ASU 2016-13	193	1,075	32	(883)	166	39	(636)	(14)
Charge-offs	—	—	—	—	—	(36)	—	(36)
Recoveries	3	1	3	17	7	6	—	37
Provision for credit losses	(33)	(24)	103	183	(49)	51	—	231
Balance at June 30, 2023	$1,012	$1,127	$861	$7,886	$438	$230	—	$11,554

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance in the prior periods.

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

The following tables are by loan category and present June 30, 2022, and December 31, 2022 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the three and six months ended June 30, 2022.

	Six months ended		Three months ended
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
June 30, 2022	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—
Mortgage-residential	42	1	37	1
Mortgage-commercial	4,289	244	4,274	122
Consumer:
Home equity	164	4	163	2
Other	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—
Real estate:
Construction	—	—	—	—
Mortgage-residential	—	—	—	—
Mortgage-commercial	—	—	—	—
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—
Mortgage-residential	42	1	37	1
Mortgage-commercial	4,289	244	4,274	122
Consumer:
Home equity	164	4	163	2
Other	—	—	—	—
	$4,495	$249	$4,474	$125

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2022.

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
December 31, 2022	Investment	Balance	Allowance
With no allowance recorded:
Commercial	$29	$29	$—
Real estate:
Construction	—	—	—
Mortgage-residential	34	51	—
Mortgage-commercial	4,752	5,260	—
Consumer:
Home Equity	168	168	—
Other	—	—	—

With an allowance recorded:
Commercial	—	—	—
Real estate:
Construction	—	—	—
Mortgage-residential	—	—	—
Mortgage-commercial	—	—	—
Consumer:
Home Equity	—	—	—
Other	—	—	—

Total:
Commercial	29	29	—
Real estate:
Construction	—	—	—
Mortgage-residential	34	51	—
Mortgage-commercial	4,752	5,260	—
Consumer:
Home Equity	168	168	—
Other	—	—	—
	$4,983	$5,508	$—

The following table shows the amortized cost basis as of June 30,2023 of the loans modified for borrowers experiencing financial difficulty after December 31, 2022 segregated by loan category and describes the financial effect of the modification made for a borrower experiencing financial difficulty.

	June 30, 2023
(Dollars in thousands)	Amortized cost basis	% of Total Loan Type	Financial effect
Real Estate Mortgage Residential	201	0.27%	Deferred two monthly payments that are added to the end of the original loan term.
Total Loans	$201	$0.27%

The following tables present an aging analysis of past due loans segregated by loan category as of June 30, 2023 and December 31, 2022.

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
June 30, 2023	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$155	$—	$—	$44	$199	$75,517	$75,716
Real estate:
Construction	9	—	—	—	9	94,409	94,418
Mortgage-residential	64	—	—	35	99	74,527	74,626
Mortgage-commercial	—	—	—	—	—	741,662	741,662
Consumer:
Home equity	69	216	—	4	289	31,045	31,334
Other	2	—	1	—	3	14,406	14,409
	$299	$216	$1	$83	$599	$1,031,566	$1,032,165

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2022	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$87	$—	$—	$29	$116	$72,293	$72,409
Real estate:
Construction	—	—	—	—	—	91,223	91,223
Mortgage-residential	327	—	—	34	361	65,398	65,759
Mortgage-commercial	46	8	—	4,664	4,718	704,500	709,218
Consumer:
Home equity	—	—	—	168	168	28,555	28,723
Other	96	—	2	—	98	13,427	13,525
	$556	$8	$2	$4,895	$5,461	$975,396	$980,857

The following table is a summary of the Company’s non-accrual loans by major categories for the periods indicated.

	CECL			Incurred Loss
	June 30, 2023			December 31, 2022
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans	Non-accrual Loans
Commercial	$44	$—	$44	$29
Real Estate Construction	—	—	—	—
Real Estate Mortgage Residential	35	—	35	34
Real Estate Mortgage Commercial	—	—	—	4,664
Consumer Home Equity	4	—	4	168
Consumer Other	—	—	—	—
Total Loans	$83	$—	$83	$4,895

The Company recognized $85,500 and $8,900 of interest income on non-accrual loans during the three and six months ended June 30, 2023.

For the three months ended June 30, 2023 less than $1,000 of accrued interest was written off by reversing interest income.

There were no collateral dependent loans that were individually evaluated for the six months ended June 30, 2023.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $429,000 at June 30, 2023 is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended June 30, 2023.

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2022	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	398
Provision for (release of) unfunded commitments	31
Balance, June 30, 2023	$429

Note 5 - Fair Value Measurement

US GAAP defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Derivative Financial Instruments-Fair value is estimated using discounted cash flow models where future floating cash flows are projected and discounted back. Derivative financial instruments are classified as Level 2.

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

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and short term investments	$56,983	$56,983	$56,983	$—	$—
Available-for-sale securities	328,239	328,239	—	328,239	—
Held-to-maturity securities	221,392	208,320	—	208,320	—
Other investments, at cost	6,208	6,208	—	—	6,208
Loans held for sale	4,195	4,195	—	4,195	—
Derivative financial instruments	3,172			3,172
Net loans receivable	1,020,611	966,130	—	—	966,130
Accrued interest receivable	5,285	5,285	5,285	—	—
Financial liabilities:
Non-interest bearing demand	$447,105	$447,105	$—	$447,105	$—
Interest bearing demand deposits and money market accounts	686,350	686,350	—	686,350	—
Savings	130,531	130,531	—	130,531	—
Time deposits	156,767	155,094	—	155,094	—
Total deposits	1,420,753	1,419,080	—	1,419,080	—
Federal Home Loan Bank Advances	95,000	95,000	—	95,000	—
Short term borrowings	72,103	72,103	—	72,103	—
Junior subordinated debentures	14,964	12,741	—	12,741	—
Accrued interest payable	1,510	1,510	1,510	—	—

	December 31, 2022
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$37,401	$37,401	$37,401	$—	$—
Available-for-sale securities	331,862	331,862	—	331,862	—
Held-to-maturity securities	228,701	213,613	—	213,613	—
Other investments, at cost	4,191	4,191	—	—	4,191
Loans held for sale	1,779	1,779	—	1,779	—
Net loans receivable	969,521	943,498	—	—	943,498
Accrued interest	5,217	5,217	5,217	—	—
Financial liabilities:
Non-interest bearing demand	$461,010	$461,010	$—	$461,010	$—
Interest bearing demand deposits and money market accounts	629,763	629,763	—	629,763	—
Savings	161,770	161,770	—	161,770	—
Time deposits	132,839	132,825	—	132,825	—
Total deposits	1,385,382	1,385,368	—	1,385,368	—
Federal Home Loan Bank Advances	50,000	50,000	—	50,000	—
Short term borrowings	90,743	90,743	—	90,743	—
Junior subordinated debentures	14,964	13,402	—	13,402	—
Accrued interest payable	520	520	520	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2023 and December 31, 2022 that are measured on a recurring basis. There were no liabilities carried at fair value as of June 30, 2023 or December 31, 2022 that are measured on a recurring basis.

(Dollars in thousands)	June 30, 2023
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury Securities	$56,476	$—	$56,476	$—
Government Sponsored Enterprises	2,104	—	2,104	—
Mortgage-backed securities	243,790	—	243,790	—
Small Business Administration pools	18,166	—	18,166	—
Corporate and other securities	7,703	—	7,703	—
Total Available-for-sale securities	328,239	—	328,239	—
Derivative financial instruments	3,172		3,172
Loans held for sale	4,195	—	4,195	—
Total	$332,434	$—	$332,434	$—

(Dollars in thousands)	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury Securities	$55,983	$—	$55,983	$—
Government Sponsored Enterprises	2,074	—	2,074	—
Mortgage-backed securities	244,600	—	244,600	—
Small Business Administration pools	21,087	—	21,087	—
Corporate and other securities	8,118	—	8,118	—
Total Available-for-sale securities	331,862	—	331,862	—
Loans held for sale	1,779	—	1,779	—
Total	$333,641	$—	$333,641	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2023 and December 31, 2022 that are measured on a non-recurring basis. There were no Level 3 financial instruments for the three months ended June 30, 2023 and 2022 measured on a recurring basis.

(Dollars in thousands)	June 30, 2023
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:
Construction	405	—	—	405
Mortgage-commercial	522	—	—	522
Total other real estate owned	927	—	—	927
Total	$927	$—	$—	$927
26

(Dollars in thousands)	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Impaired loans:
Real estate:
Mortgage-residential	$34	$—	$—	$34
Mortgage-commercial	4,752	—	—	4,752
Consumer:
Home equity	168	—	—	168
Total impaired loans	4,954	—	—	4,954
Other real estate owned:
Construction	412	—	—	412
Mortgage-commercial	522	—	—	522
Total other real estate owned	934	—	—	934
Total	$5,888	$—	$—	$5,888

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

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of June 30, 2023	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$927	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2022	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$934	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$4,954	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 6 - Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Non-interest bearing demand deposits	$447,105	$461,010
Interest bearing demand deposits	316,689	334,540
Money market accounts	369,661	295,223
Savings	130,531	161,770
Time deposits	156,767	132,839
Total deposits	$1,420,753	$1,385,382

Of the $156.8 million in time deposits as of June 30, 2023 and December 31, 2022, $10.2 million and $9.5 million, respectively were in excess of the $250,000 FDIC insurance limit.

Total uninsured deposits were $422.4 million and $411.3 million as of June 30, 2023 and December 31, 2022, respectively. Included in uninsured deposits as of June 30, 2023 and December 31, 2022 were $82.5 million and $59.5 million of collateralized public funds, respectively.

Note 7 - Reportable Segments

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

The following tables present selected financial information for the Company’s reportable business segments for the three and six months ended June 30, 2023 and June 30, 2022.

(Dollars in thousands)	Commercial		Investment
Three months ended June 30, 2023	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$16,692	$796	$—	$1,338	$(1,329)	$17,497
Interest expense	4,851	216	—	293	—	5,360
Net interest income	$11,841	$580	$—	$1,045	$(1,329)	$12,137
Provision for credit losses	75	111	—	—	—	186
Noninterest income	1,597	373	1,081	—	—	3,051
Noninterest expense	8,729	913	763	350	—	10,755
Net income before taxes	$4,634	$(71)	$318	$695	$(1,329)	$4,247
Income tax provision (benefit)	1,053	—	—	(133)	—	920
Net income	$3,581	$(71)	$318	$828	$(1,329)	$3,327

(Dollars in thousands)	Commercial		Investment
Three months ended June 30, 2022	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$11,094	$415	$—	$1,089	$(1,085)	$11,513
Interest expense	319	12	—	131	—	462
Net interest income	$10,775	$403	$—	$958	$(1,085)	$11,051
Provision for (release of) credit losses	(110)	40	—	—	—	(70)
Noninterest income	1,332	482	1,195	—	—	3,009
Noninterest expense	8,346	846	775	221	—	10,188
Net income before taxes	$3,871	$(1)	$420	$737	$(1,085)	$3,942
Income tax provision (benefit)	890	—	—	(78)	—	812
Net income	$2,981	$(1)	$420	$815	$(1,085)	$3,130

(Dollars in thousands)	Commercial		Investment
Six months ended June 30, 2023	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$31,923	$1,447	$—	$2,658	$(2,641)	$33,387
Interest expense	7,984	345	—	564	—	8,893
Net interest income	$23,939	$1,102	$—	$2,094	$(2,641)	$24,494
Provision for credit losses	74	182	—	—	—	256
Noninterest income	2,949	529	2,148	—	—	5,626
Noninterest expense	17,280	1,699	1,514	698	—	21,191
Net income before taxes	$9,534	$(250)	$634	$1,396	$(2,641)	$8,673
Income tax provision (benefit)	2,146	—	—	(263)	—	1,883
Net income (loss)	$7,388	$(250)	$634	$1,659	$(2,641)	$6,790

(Dollars in thousands)	Commercial		Investment
Six months ended June 30, 2022	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$21,832	$869	$—	$2,173	$(2,166)	$22,708
Interest expense	689	—	—	235	—	924
Net interest income	$21,143	$869	$—	$1,938	$(2,166)	$21,784
Provision for (release of) credit losses	(235)	40	—	—	—	(195)
Noninterest income	2,667	1,323	2,393	—	—	6,383
Noninterest expense	16,323	1,876	1,538	405	—	20,142
Net income before taxes	$7,722	$276	$855	$1,533	$(2,166)	$8,220
Income tax provision (benefit)	1,739	—	—	(138)	—	1,601
Net income (loss)	$5,983	$276	$855	$1,671	$(2,166)	$6,619

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of June 30, 2023	$1,665,561	$74,320	$—	$166,043	$(164,942)	$1,740,982
Total Assets as of December 31, 2022	$1,616,173	$55,845	$—	$165,937	$(165,009)	$1,672,946

Note 8 – Derivative Financial Instruments

Effective May 5, 2023, the Company entered into a pay-fixed/receive-floating interest rate swap (the “Pay-Fixed Swap Agreement”) for a notional amount of $150.0 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Pay-Fixed Swap Agreement will mature on May 5, 2026 and will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate.

As of June 30, 2023, the interest rate swap had a notional amount of $150.0 million and a fair value of $3.2 million. All changes in fair value are recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

Note 9 - Leases

The Company has operating leases on four of its facilities. These leases commenced prior to 2022 except for one “the new lease” which commenced on January 1, 2023 and has a lease term of sixty-nine months with a discount rate of 3.87%. The Right-of-Use (“ROU”) asset and lease liability associated with the new lease were recognized at lease commencement by calculating the present value of lease payments over the lease term. A ROU asset of $823,800 and a lease liability of $824,600 were recognized upon commencement of the new lease. The four leases, including the new lease, have maturities ranging from May 2027 to December 2038, some of which include extensions of multiple five-year terms. The following tables present information about the Company’s leases:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Right-of-use assets	$3,389	$2,702
Lease liabilities	$3,537	$2,832
Weighted average remaining lease term	12.05 years	14.38 years
Weighted average discount rate	4.28%	4.37%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Operating lease cost	$111.5	$87.3	$223.0	$168.0
Cash paid for amounts included in the measurement of lease liabilities	$102.8	$75.5	$205.4	$150.7

The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2023.

(Dollars in thousands)
Year	Operating Leases
2023	$209
2024	425
2025	436
2026	445
2027	423
Thereafter	2,649
Total undiscounted lease payments	$4,587
Less effect of discounting	(1,050)
Present value of estimated lease payments (lease liability)	$3,537

Note 10 - Accumulated Other Comprehensive Loss

The following table presents the changes in each component or accumulated other comprehensive loss net of tax, for the six months ended June 30, 2023.

(Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Accumulated Other Comprehensive Loss
Six Months Ending June 30, 2023
Balance at beginning of period	(20,006)	(12,380)	(32,386)
Other comprehensive income before reclassifications	252	—	252
Amortization of unrealized loss on securities transferred to held-to-maturity	—	646	646
Net other comprehensive income during period	252	646	898
Balance at end of Period	(19,754)	(11,734)	(31,488)

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

Management has reviewed events occurring through the date the financial statements were available to be issued and no other subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 22, 2023 and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for credit losses and the amount of credit loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses, write-down assets, or take other actions;
•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets, and that could reduce anticipated or actual margins; temporarily reduce the market value of our available-for-sale investment securities and temporarily reduce accumulated other comprehensive income or increase accumulated other comprehensive loss, which temporarily could reduce shareholders’ equity;
•	enterprise risk management may not be effective in mitigating risk and reducing the potential for losses;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation, including the impact of inflation on us, including a decrease in demand for new mortgage loan and commercial real estate loan originations and refinancings, an increase in competition for deposits, and an increase in non-interest expense, which may have an adverse impact on our financial performance;
•	changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;
•	FDIC assessment which has increased, and may continue to increase, our cost of doing business;
32

•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
•	changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, and returns available to customers on alternative investments;
•	changes in technology, including the increasing use of artificial intelligence;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies, including potential changes in tax laws and regulations;
•	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, the Russian invasion of Ukraine, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, in Part II, Item 1A of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

Overview

The following discussion describes our results of operations for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 and analyzes our financial condition as of June 30, 2023 as compared to December 31, 2022. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb our estimate of expected credit losses on existing loans that may become uncollectible. We establish and maintain this allowance by recording a provision for or release of credit losses against our earnings. In the following section, we have included a detailed discussion of this process.

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

Recent Events

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. During 2022 and the first six months of 2023, market interest rates have increased significantly due to an increase in inflation.

The target range of federal funds was 5.00% - 5.25% at June 30, 2023 compared to 1.50% - 1.75% at June 30, 2022. In July of 2023, the Federal Reserve increased the target range of federal funds to 5.25% - 5.50%. Changes in market interest rates can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. Furthermore, changes in market interest rates can have a significant impact on the level of mortgage originations and related mortgage banking income.

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

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our unaudited consolidated financial statements as of June 30, 2023 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies. We have identified the determination of the allowance for credit losses, income taxes, goodwill and other intangible assets, derivative instruments, and deferred tax assets to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management has reviewed and approved these critical accounting policies and estimates and has discussed these policies with our Audit and Compliance Committee. A brief discussion of each of these areas appears in our 2022 Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the period ended March 31, 2023.

Derivative Instruments

We utilize derivative instruments to manage risks such as interest rate risk or market risk. Our Derivatives Policy prohibits using derivatives for speculative purposes.

Accounting for derivatives differs significantly depending on whether a derivative is designated as an accounting hedge, which is a transaction intended to reduce a risk associated with a specific asset or liability or future expected cash flow at the time it is purchased. In order to qualify as an accounting hedge, a derivative must be designated as such at inception by management and meet certain criteria. Management must also continue to evaluate whether the instrument effectively reduces the risk associated with that item. To determine if a derivative instrument continues to be an effective hedge, we must make assumptions and judgments about the continued effectiveness of the hedging strategies and the nature and timing of forecasted transactions. If our hedging strategy was to become ineffective, hedge accounting would no longer apply and the reported results of operations or financial condition could be materially affected. See Note 8, “Derivative Financial Instruments,” to the Consolidated Financial Statements for a further discussion of derivative accounting.

With the exception of derivative instruments, which is discussed above, we did not significantly alter the manner in which we applied our other critical accounting policies or developed related assumptions and estimates. There have been no other significant changes to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the period ended March 31, 2023.

Comparison of Results of Operations for Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Net Income

Our net income for the six months ended June 30, 2023 was $6.8 million, or $0.89 diluted earnings per common share, as compared to $6.6 million, or $0.87 diluted earnings per common share, for the six months ended June 30, 2022. The $171,000 increase in net income between the two periods is primarily due to a $2.7 million increase in net interest income partially offset by a $757,000 decline in non-interest income, a $1.0 million increase in non-interest expense, a $451,000 increase in provision for credit losses, and a $282,000 increase in income tax expense.

•	The increase in net interest income results from increases of $79.5 million in average earning assets and 19 basis points in the net interest margin between the two periods.
•	The $256,000 provision for credit losses during the six months ended June 30, 2023 is primarily related to a $51.3 million increase in loans held-for-investment, increases in our qualitative factors related to our new residential construction mortgage team and product and forecast alternative scenarios, partially offset by $1,000 in net recoveries and a reduction on our qualitative factor related to past due, rated, and non-accrual loans due to a $4.8 million reduction in non-accrual loans. The $195,000 release of credit losses during the six months ended June 30, 2022 was related to the following: a decrease in our COVID-19 qualitative factor in our allowance for loan losses methodology and net recoveries during the six months ended June 30, 2022 partially offset by increases in our economic conditions qualitative factor due to inflation, supply chain bottlenecks, labor shortages in certain industries, and the war in Ukraine; an increase in our changes in staff qualitative factor due to the addition of a new team and new market in York County, South Carolina in March 2022; an increase in our change in total of past due, rated, and non-accrual loans qualitative factor due to a $4.1 million loan being moved to non-accrual status in June 2022; and loan growth.
35

•	The $757,000 decline in non-interest income is primarily related to decreases in mortgage banking income of $794,000 due to increased interest rates and related decreased demand and investment advisory fees and non-deposit commissions of $245,000 partially offset by higher non-recurring non-interest income of $226,000. The $226,000 in non-recurring non-interest income during the six months ended June 30, 2023 includes gain on sale of other real estate owned of $105,000, a bank owned life insurance claim of $93,000, and gains on insurance proceeds of $28,000. We recorded $9,000 in other non-recurring income related to gains on insurance proceeds during the six months ended June 30, 2022.
•

Non-interest expense increased $1.0 million primarily due to increases in salaries and benefits of $545,000, occupancy expense of $152,000, FDIC assessment of $168,000, computer service expense of $249,000, and director fees of $64,000 partially offset by lower other real estate expense of $239,000.

•	Our effective tax rate was 21.71% during the six months ended June 30, 2023 compared to 19.48% during the six months ended June 30, 2022.
o	The increase in the effective tax rate was primarily due to a $153 thousand non-recurring reduction to income tax expense during the six months ended June 30, 2022.

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

Net interest income increased $2.7 million, or 12.4%, to $24.5 million for the six months ended June 30, 2023 from $21.8 million for the six months ended June 30, 2022. Our net interest margin increased by 19 basis points to 3.08% during the six months ended June 30, 2023 from 2.89% during the six months ended June 30, 2022. Our net interest margin, on a taxable equivalent basis, was 3.10% for the six months ended June 30, 2023 compared to 2.92% for the six months ended June 30, 2022. Average earning assets increased $79.5 million, or 5.2%, to $1.6 billion for the six months ended June 30, 2023 compared to $1.5 billion in the same period of 2022.

•	The increase in net interest income was primarily due to higher levels of average earning assets and net interest margin.
•	The increase in average earning assets was due to a $115.4 million increase in loans partially offset by declines of $2.2 million in securities and $33.6 million in short-term investments.
•	The increase in net interest margin was due to a change in the mix of our earning assets from lower yielding securities and short-term investments to higher yielding loans, which resulted in a higher percentage of earning assets in higher yielding loans, due to an increase in market interest rates, and due to a pay-fixed/receive-floating interest rate swap (the “Pay-Fixed Swap Agreement”) described below.
o	Investment securities represented 35.2% of average total earning assets for the six months ended June 30, 2023 compared to 37.2% during the same period in 2022.
o	Short-term investments represented 2.3% of average total earning assets for the six months ended June 30, 2023 compared to 4.6% during the same period in 2022.
o	Loans represented 62.5% of average total earning assets for the six months ended June 30, 2023 compared to 58.2% during the same period in 2022.
36

o	During 2022 and the first six months of 2023, market interest rates increased significantly due to an increase in inflation. The target range of federal funds was 5.00% - 5.25% at June 30, 2023 compared to 1.50% - 1.75% at June 30, 2022.
o	Effective May 5, 2023, we entered into Pay-Fixed Swap Agreement for a notional amount of $150.0 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Pay-Fixed Swap Agreement will mature on May 5, 2026 and we will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate. This interest rate swap positively impacted interest on loans by $336,000 during the six months ended June 30, 2023. Loan yields and net interest margin both benefited during the six months ended June 30, 2023 with an increase of six basis points and four basis points, respectively.

 Average loans increased $115.4 million, or 13.0%, to $1.0 billion for the six months ended June 30, 2023 from $886.5 million for the same period in 2022. Our loan (including loans held-for-sale) to deposit ratio on average during the six months ended June 30, 2023 was 71.8%, as compared to 63.3% during same period in 2022. Our average growth in loans during the six months ended June 30, 2023 from the same period in 2022 of $115.4 million exceeded our decline in deposits of $6.0 million during the same period. The yield on loans increased 56 basis points to 4.72% during the six months ended June 30, 2023 from 4.16% during the same period in 2022 due to an increase in market interest rates and the Pay-Fixed Swap Agreement.

Average securities for the six months ended June 30, 2023 declined $2.2 million, or 0.4%, to $563.9 million from $566.1 million during the same period in 2022. Short-term investments declined $33.6 million to $36.4 million during the six months ended June 30, 2023 from $70.0 million during the same period in 2022. These declines were due to the deployment of lower yielding short-term investments and securities into higher yielding loans. The yield on our securities portfolio increased to 3.23% for the six months ended June 30, 2023 from 1.50% for the same period in 2022. The yield on our short-term investments increased to 4.92% for the six months ended June 30, 2023 from 0.56% for the same period in 2022 due to the FOMC increasing the target range of federal funds a total of 5.00% since March 2022.

The yields on earning assets for the six months ended June 30, 2023 and 2022 were 4.20% and 3.01%, respectively.

The cost of interest-bearing liabilities was 1.59% during the six months ended June 30, 2023 compared to 18 basis points during the same period in 2022. The cost of deposits, including demand deposits, was 78 basis points during the six months ended June 30, 2023 compared to nine basis points during the same period in 2022. The cost of funds, including demand deposits, was 1.14% during the six months ended June 30, 2023 compared to 12 basis points during the same period in 2022. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, IRAs, and customer cash management repurchase agreements) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the six months ended June 30, 2023, pure deposits averaged 92.0% of total deposits plus customer cash management repurchase agreements as compared to 91.7% during the same period of 2022.

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

37

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans
PPP loans	$200	$2	2.02%	$432	$46	21.47%
Non-PPP loans	1,001,742	23,471	4.72%	886,108	18,261	4.16%
Total loans	1,001,942	23,473	4.72%	886,540	18,307	4.16%
Non-taxable securities	51,143	743	2.93%	52,352	755	2.91%
Taxable securities	512,723	8,284	3.26%	513,740	3,453	1.36%
Int bearing deposits in other banks	36,328	886	4.92%	70,011	193	0.56%
Fed funds sold	63	1	3.20%	9	—	0.00%
Total earning assets	1,602,199	33,387	4.20%	1,522,652	22,708	3.01%
Cash and due from banks	25,749			28,444
Premises and equipment	31,347			32,581
Goodwill and other intangibles	15,358			15,516
Other assets	53,317			45,171
Allowance for credit losses - investments	(43)			—
Allowance for credit losses - loans	(11,464)			(11,218)
Total assets	$1,716,463			$1,633,146

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$317,039	$596	0.38%	$337,059	$90	0.05%
Money market accounts	335,460	3,559	2.14%	304,387	228	0.15%
Savings deposits	143,353	120	0.17%	150,039	42	0.06%
Time deposits	144,096	1,110	1.55%	152,213	282	0.37%
Fed funds purchased	1,411	33	4.72%	—	—	NA
Securities sold under agreements to repurchase	78,485	719	1.85%	77,308	47	0.12%
FHLB advances	89,636	2,192	4.93%	—	—	NA
Other long-term debt	14,964	564	7.60%	14,964	235	3.17%
Total interest-bearing liabilities	1,124,444	8,893	1.59%	1,035,970	924	0.18%
Demand deposits	455,547			457,842
Allowance for credit losses - unfunded commitments	390			—
Other liabilities	13,953			12,736
Shareholders’ equity	122,129			126,598
Total liabilities and shareholders’ equity	$1,716,463			$1,633,146

Cost of deposits, including demand deposits			0.78%			0.09%
Cost of funds, including demand deposits			1.14%			0.12%
Net interest spread			2.61%			2.83%
Net interest income/margin		$24,494	3.08%		$21,784	2.89%
Net interest income/margin (tax equivalent)		$24,669	3.10%		$22,044	2.92%
38

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Six Months Ended June 30,
	2023 versus 2022
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$2,541	$2,625	$5,166
Non-taxable securities	(18)	6	(12)
Taxable securities	(7)	4,838	4,831
Interest bearing deposits in other banks	(135)	828	693
Federal Funds sold	—	1	1
Total interest income	2,381	8,298	10,679

Interest expense:
Interest-bearing transaction accounts	(6)	512	506
Money market accounts	26	3,305	3,331
Savings deposits	(2)	80	78
Time deposits	(16)	844	828
Federal Funds purchased	17	16	33
Securities sold under agreements to repurchase	1	671	672
FHLB Advances	1,096	1,096	2,192
Other long-term debt	—	329	329
Total interest expense	1,116	6,853	7,969
Total net interest income	$1,265	$1,445	$2,710

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Credit Losses

On January 1, 2023, we adopted CECL, which resulted in a day one reduction of $14,000 to the allowance for credit losses on loans offset by increases of $398,000 to the allowance for credit losses on unfunded commitments and $43,500 to the allowance for credit losses on held-to-maturity investments. Furthermore, deferred tax assets increased $90,000 and retained earnings declined $337,000. Compared to the day one CECL results, the allowance for credit losses on loans increased $232,000 to $11.6 million at June 30, 2023 from $11.3 million at January 1, 2023; the allowance for credit losses on unfunded commitments increased $31,000 to $429,000 as of June 30, 2023 from $398,000 as of January 1, 2023; and the allowance for credit losses on held-to-maturity investments declined $6,500 to $37,000 at June 30, 2023 from $43,500 at January 1, 2023. As of June 30, 2023, the combined allowance for credit losses for loans, unfunded commitments, and investments was $12.0 million compared to $11.8 million at January 1, 2023 and $11.3 million at December 31, 2022.

The allowance for credit losses on loans as a percentage of total loans held-for-investment was 1.12% at June 30, 2023, 1.15% at January 1, 2023, and 1.16% at December 31, 2022.

Refer to the “Application of New Accounting Guidance Adopted in 2023” section in Note 1 for more information about our CECL adoption and methodology.

39

We have a significant portion of our loan portfolio with real estate as the underlying collateral. As of June 30, 2023 and December 31, 2022, approximately 91.3% and 91.2%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

The non-performing asset ratio was 0.06% of total assets with the nominal level of $1.0 million in non-performing assets at June 30, 2023 compared to 0.35% and $5.8 million at December 31, 2022. Non-accrual loans declined to $83,000 at June 30, 2023 from $4.9 million at December 31, 2022. The declines in both non-performing assets and non-accrual loans from December 31, 2022 to June 30, 2023 were due to non-accrual loan payoffs and paydowns primarily due to the successful resolution of two customer relationships with three non-accrual loans totaling $716,000, which were paid-off during the first quarter of 2023; and due to one large loan relationship totaling $3.9 million, which was resolved during the second quarter of 2023. The resolution of the $3.9 million loan relationship during the second quarter of 2023 occurred through the foreclosure process followed by the timely sale of the real estate at a gain to the Bank of $105,000. We had $1,000 in accruing loans past due 90 days or more at June 30, 2023 compared to $2,000 at December 31, 2022. Loans past due 30 days or more represented 0.05% of the loan portfolio at June 30, 2023 compared to 0.06% at December 31, 2022. The ratio of classified loans plus OREO and repossessed assets declined to 1.38% of total bank regulatory risk-based capital at June 30, 2023 from 4.47% at December 31, 2022. During the three months ended June 30, 2023, we experienced net loan recoveries of $14,000 (charge-offs of $1,000 less recoveries of $15,000) and net overdraft charge-offs of $24,000 (charge-offs of $26,000 and recoveries of $2,000). During the six months ended June 30, 2023, we experienced net loan recoveries of $29,000 (charge-offs of $3,000 less recoveries of $32,000) and net overdraft charge-offs of $28,000 (charge-offs of $33,000 and recoveries of $5,000). In comparison, we experienced net loan recoveries of $242,000 and net overdraft charge-offs of $15,000 during the three months ended June 30, 2022 and net loan recoveries of $261,000 and net overdraft charge-offs of $25,000 during the six months ended June 30, 2022.

There were six loans totaling $83,000 (0.01% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at June 30, 2023. Five of these loans were on non-accrual status. The largest loan of the five is $34,000 and is secured by a first mortgage lien. The average balance of the remaining four loans on non-accrual status is approximately $12,000 with a range between $1,000 and $24,000. One of these loans is secured by first mortgage liens, one loan is secured by second mortgage liens, one loan is secured by equipment, and one loan is secured by an automobile. Furthermore, we had $84,000 in accruing trouble debt restructurings, or TDRs, at June 30, 2023 compared to $88,000 at December 31, 2022. We had one loan totaling $1,000 that was an accruing loan past due 90 days or more at June 30, 2023. At June 30, 2023, we considered loan relationships exceeding $500,000 and on non-accrual status as individually assessed loans for the allowance for credit losses. At June 30, 2023, we had no individually assessed loans. At December 31, 2022, we considered a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. Non-accrual loans and accruing TDRs were considered impaired. At December 31, 2022, we had 11 impaired loans totaling $5.0 million. The specific allowance for individually assessed loans is based on the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. There was no specific allowance for credit losses on our individually assessed loans at June 30, 2023 and December 31, 2022. At June 30, 2023, we had $515,000 in loans that were delinquent 30 days to 89 days representing 0.05% of total loans compared to $565,000 or 0.06% of total loans at December 31, 2022.

40

The following table summarizes the activity related to our allowance for credit losses for the periods indicated:

Allowance for Credit Losses - Loans

	Six Months Ended
	June 30,
(Dollars in thousands)	2023	2022
Average loans outstanding (excluding loans held-for-sale)	$1,014,726	$877,810
Loans outstanding at period end (excluding loans held-for-sale)	$1,032,165	$916,322
Non-performing assets:
Non-accrual loans	$83	$4,351
Loans 90 days past due still accruing	1	—
Foreclosed real estate	927	984
Repossessed-other	—	—
Total non-performing assets	$1,011	$5,335

Beginning balance of allowance	$11,336	$11,179
Adjustment to allowance for adopting ASU 2016-13	(14)	—
Loans charged-off:
Consumer - Other	36	33
Total loans charged-off	36	33
Recoveries:
Commercial	3	11
Real Estate Mortgage – Residential	3	1
Real Estate Mortgage – Commercial	17	243
Consumer – Home Equity	7	7
Consumer – Other	6	7
Total recoveries	37	269
Net loan charge offs	(1)	(236)
Provision for credit/loan losses[1]	231	(195)
Balance at period end	$11,554	$11,220

Net charge offs to average loans (annualized)	(0.00)%	(0.05)%
Allowance as percent of total loans	1.12%	1.22%
Non-performing assets as % of total assets	0.06%	0.32%
Allowance as % of non-performing loans	13,920.48%	257.87%
Non-accrual loans as % of total loans	0.01%	0.50%
Allowance as % of non-accrual loans	14,000.90%	257.87%

The following table details net charge-offs to average loans outstanding by loan category for the six months ended June 30,

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off Ratio	Net Charge- Offs (Recoveries)	Average Loans HFI	Net Charge-Off Ratio
Commercial	(3)	74,702	0.00%	(11)	71,174	-0.02%
Real estate:
Construction	(1)	84,407	0.00%	—	94,044	0.00%
Mortgage-residential	(3)	70,221	0.00%	(1)	44,421	0.00%
Mortgage-commercial	(17)	741,861	0.00%	(243)	637,963	-0.04%
Consumer:
Home Equity	(7)	30,362	-0.02%	(8)	26,866	-0.03%
Other	30	13,173	0.22%	27	13,819	0.20%
Total:	(1)	1,014,726	0.00%	(236)	888,287	-0.03%

(1)	Average loans exclude loans held for sale
41

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Credit Losses - Loans

	June 30, 2023		December 31, 2022
		% of allowance in		% of allowance in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial	$1,012	8.8%	$849	7.5%
Real Estate – Construction	1,127	9.8%	75	.7%
Real Estate Mortgage:
Residential	861	7.4%	723	6.4%
Commercial	7,885	68.2%	8,569	75.6%
Consumer:
Home Equity	438	3.8%	314	2.8%
Other	231	2.0%	170	1.5%
Unallocated	—	—	636	5.6%
Total	$11,554	100.0%	$11,336	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the six months ended June 30, 2023 declined to $5.6 million from $6.4 million during the same period in 2022. The decline in non-interest income was primarily related to declines in mortgage banking income, investment advisory fees and non-deposit commissions partially offset by an increase in non-recurring non-interest income.

Mortgage banking income declined by $794,000 to $526,000 during the six months ended June 30, 2023 from $1.3 million during the same period in 2022. Secondary mortgage production during the six months ended June 30, 2023 was $18.1 million compared to $45.9 million during the same period in 2022 while the gain on sale margin increased to 2.90% during the six months ended June, 2023 from 2.87% during the same period in 2022. The reduction in mortgage production was primarily due to a higher interest rate environment and low levels of home inventories.

With the headwinds of rising interest rates, we began to market an adjustable rate mortgage (ARM) product during the second quarter of 2022 to provide borrowers with an alternative to fixed-rate mortgages and to help offset anticipated mortgage production challenges. Currently, we are offering 5/6, 7/6, and 10/6 ARM loans that are originated for our loans held-for-investment portfolio. Furthermore, we added a new construction residential real estate team and product during the latter part of 2022. Total mortgage production during the six months ended June 30, 2023 was $55.4 million, $18.1 million of the production was originated to be sold in the secondary market, $11.1 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $26.2 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income.

42

Investment advisory fees declined $245,000 to $2.1 million during the six months ended June 30, 2023 from $2.4 million during the same period in 2022. Total assets under management increased to $675.4 million at June 30, 2023 compared to $524.3 million at June 30, 2022. Total assets under management were $558.8 million at December 31, 2022. Our net new assets were $21.6 million during the six months ended June 30, 2023. Furthermore, our investment performance for the six-month period from December 31, 2022 to June 30, 2023 was 17.0% compared to 15.9% for the S&P 500; and our investment performance for the 12-month period from June 30, 2022 to June 30, 2023 was 18.1% compared to 17.6% for the S&P 500. We continue to focus on both the mortgage banking income as well as the investment advisory fees and commissions.

The $226,000 in non-recurring non-interest income during the six months ended June 30, 2023 includes gain on sale of other real estate owned of $105,000, a bank owned life insurance claim of $93,000, and gains on insurance proceeds of $28,000. We recorded $9,000 in other non-recurring income related to gains on insurance proceeds during the six months ended June 30, 2022.

The following table shows the components of non-interest income for the six-month periods ended June 30, 2023 and June 30, 2022.

(Dollars in thousands)	Six months ended June 30,
	2023	2022
Deposit service charges	$452	$527
Mortgage banking income	527	1,320
Investment advisory fees and non-deposit commissions	2,148	2,393
Gain (loss) on sale of other assets	105	(45)
ATM debit card income	1,414	1,356
Bank owned life insurance	455	358
Rental income	184	162
Other service fees including safe deposit box fees	115	123
Wire transfer fees	60	68
Other	166	121
	$5,626	$6,383

Non-interest expense increased $1.0 million during the six months ended June 30, 2023 to $21.2 million compared to $20.1 million during the same period in 2022. The $1.0 million increase in non-interest expense is primarily related to increases in salaries and benefits, occupancy expense, FDIC assessments, computer service expense, and director fees partially offset by lower other real estate expense.

•	Salary and benefit expense increased $545,000 to $12.8 million during the six months ended June 30, 2023 from $12.3 million during the same period in 2022. This increase is primarily a result of normal salary adjustments; the addition of six employees in our York County, South Carolina office in 2022; the addition of new mortgage lenders during the third quarter of 2022, increased compensation levels for banking office employees implemented at the beginning of the third quarter of 2022 partially offset by lower mortgage banking and financial planning and investment advisory commissions. We had 265 full time employees at June 30, 2023 compared to 242 at June 30, 2022.
•	Occupancy expense increased $152,000 to $1.6 million during the six months ended June 30, 2023 compared to $1.5 million during the same period in 2022 primarily related to the opening of our York County, South Carolina office in 2022 , the expansion of our Southlake operations and support location in Lexington, South Carolina, and higher maintenance expense partially offset by lower janitorial expense.
43

•	FDIC assessments increased $168,000 to $403,000 during the six months ended June 30, 2023 compared to $235,000 during the same period in 2022 due to an increase in industrywide FDIC assessment rates.
•	Other real estate expenses declined $239,000 to $163,000 in contra expenses or credits during the six months ended June 30, 2023 compared to $76,000 in expenses during the same period in 2022 primarily due to a reversal in accruals for real estate taxes on a non-accrual loan, which were either paid by the borrower or recovered as a result of the sale of the real estate.
•	Other expense increased $462 thousand to $5.0 million during the six months ended June 30, 2023 compared to $4.5 million during the same period in 2022, which included
o	Computer service expense, which includes core banking and electronic processing and services, ATM/debit card processing, software subscriptions and services and wire processing fees, increased $249,000 primarily due to higher customer activity and enhanced technology solutions; and
o	Director fees increased $64,000 primarily due to an increase in director stock awards.

The following table shows the components of non-interest expense for the six-month periods ended June 30, 2023 and June 30, 2022.

(Dollars in thousands)	Six months ended June 30,
	2023	2022
Salaries and employee benefits	$12,839	$12,294
Occupancy	1,643	1,491
Equipment	713	661
Marketing and public relations	716	807
FDIC Insurance assessments	403	235
Other real estate expense	(163)	57
Amortization of intangibles	79	79
Core banking and electronic processing and services	1,255	1,162
ATM/debit card processing	514	421
Software subscriptions and services	479	411
Wire processing fees-include in other	44	48
Supplies	89	74
Telephone	202	166
Courier	134	122
Correspondent services	177	151
Insurance	187	172
Debit card and Fraud losses	103	193
LPL	175	212
Loan processing and closing costs	175	98
Director fees	299	235
Legal and Professional fees	97	93
Shareholder expense	102	116
Other	929	844
Total	$21,191	$20,142
44

Income Tax Expense

We incurred income tax expense of $1.9 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively. Our effective tax rate was 21.71% and 19.48% for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate was primarily due to a $153,000 non-recurring reduction to income tax expense during the six months ended June 30, 2022.

Comparison of Results of Operations for Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Net Income

Our net income for the three months ended June 30, 2023 was $3.3 million, or $0.43 diluted earnings per common share, as compared to $3.1 million, or $0.41 diluted earnings per common share, for the three months ended June 30, 2022. The $197,000 increase in net income between the two periods is primarily due to a $1.1 million increase in net interest income and a $42,000 increase in non-interest income partially offset by a $567,000 increase in non-interest expense, a $256,000 increase in provision for credit losses, and a $108,000 increase in income tax expense.

•	The increase in net interest income results from increases of $92.6 million in average earning assets and 10 basis points in the net interest margin between the two periods.
•	The $186,000 provision for credit losses during the three months ended June 30, 2023 is primarily related to a $39.4 million increase in loans held-for-investment and an increase in our qualitative factors related to our forecast alternative scenarios partially offset by a reduction on our qualitative factor related to past due, rated, and non-accrual loans due to a $4.8 million reduction in non-accrual loans. The $70,000 release of credit losses during the three months ended June 30, 2022 was related to the following: a decrease in our COVID-19 qualitative factor in our allowance for loan losses methodology and net recoveries during the three months ended June 30, 2022 partially offset by an increase in our economic conditions qualitative factor due to inflation, supply chain bottlenecks, and labor shortages in certain industries; by an increase in our change in total of past due, rated, and non-accrual loans qualitative factor due to a $4.1 million loan being moved to non-accrual status in June 2022; and by loan growth.
•	The $42,000 increase in non-interest income is primarily related to an increase in non-recurring non-interest income of $266,000 partially offset by decreases in mortgage banking income of $110,000 due to increased interest rates and related decreased demand and investment advisory fees and non-deposit commissions of $114,000. The $226,000 in non-recurring non-interest income during the three months ended June 30, 2023 includes a gain on sale of other real estate owned of $105,000, a bank owned life insurance claim of $93,000, and gains on insurance proceeds of $28,000. We recorded a loss on sale of other real estate owned of $45,000 and gains on insurance proceeds of $5,000 during the three months ended June 30, 2022.
•	Non-interest expense increased $567,000 primarily due to increases in salaries and benefits of $333,000, equipment expense of $48,000, FDIC assessments of $116,000, and computer service expense of $128,000 partially offset by lower marketing and public relations expense of $76,000 and lower other real estate expense of $59,000.
•	Our effective tax rate was 21.66% during the three months ended June 30, 2023 compared to 20.60% during the three months ended June 30, 2022.

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

Net interest income increased $1.1 million, or 9.8%, to $12.1 million for the three months ended June 30, 2023 from $11.1 million for the three months ended June 30, 2022. Our net interest margin increased by 10 basis points to 3.00% during the three months ended June 30, 2023 from 2.90% during the three months ended June 30, 2022. Our net interest margin, on a taxable equivalent basis, was 3.02% for the three months ended June 30, 2023 compared to 2.93% for the three months ended June 30, 2022. Average earning assets increased $92.6 million, or 6.1%, to $1.6 billion for the three months ended June 30, 2023 compared to $1.5 billion in the same period of 2022.

45

•	The increase in net interest income was primarily due to higher levels of average earning assets and net interest margin.
•	The increase in average earning assets was due to a $120.6 million increase in loans and a $2.2 million increase in securities partially offset by a decline of $30.2 million in short-term investments.
•	The increase in net interest margin was due to a change in the mix of our earning assets, which resulted in a higher percentage of our earning assets in higher yielding loans, due to an increase in market interest rates, and due to the Pay-Fixed Swap Agreement that we entered into effective May 5, 2023.
o	Investment securities represented 34.7% of average total earning assets for the three months ended June 30, 2023 compared to 36.6% during the same period in 2022.
o	Short-term investments represented 2.6% of average total earning assets for the three months ended June 30, 2023 compared to 4.8% during the same period in 2022.
o	Loans represented 62.7% of average total earning assets for the three months ended June 30, 2023 compared to 58.6% during the same period in 2022.
o	During 2022 and the first six months of 2023, market interest rates increased significantly due to an increase in inflation. The target range of federal funds was 5.00% - 5.25% at June 30, 2023 compared to 1.50% - 1.75% at June 30, 2022.
o	Effective May 5, 2023, we entered into Pay-Fixed Swap Agreement for a notional amount of $150.0 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Pay-Fixed Swap Agreement will mature on May 5, 2026 and we will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate. This interest rate swap positively impacted interest on loans by $336 thousand during the three months ended June 30, 2023. Loan yields and net interest margin both benefited during the three months ended June 30, 2023 with an increase of eight basis points and 14 basis points, respectively.

 Average loans increased $120.6 million, or 13.5%, to $1.0 billion for the three months ended June 30, 2023 from $896.6 million for the same period in 2022. Our loan (including loans held-for-sale) to deposit ratio on average during the three months ended June 30, 2023 was 72.2%, as compared to 62.8% during same period in 2022. Our average growth in loans during the three months ended June 30, 2023 from the same period in 2022 of $120.6 million exceeded our decline in deposits of $18.8 million during the same period. Total deposits declined $83.6 million during the six month period from June 30, 2022 to December 31, 2022; however, total deposits increased $35.4 million or 2.6% (5.1% annualized) during the six month period from December 31, 2022 to June 30, 2023. The yield on loans increased 70 basis points to 4.86% during the three months ended June 30, 2023 from 4.16% during the same period in 2022 due to an increase in market interest rates and the Pay-Fixed Swap Agreement.

Average securities for the three months ended June 30, 2023 increased $2.2 million, or 0.4%, to $562.6 million from $560.4 million during the same period in 2022. Short-term investments declined $30.2 million to $42.6 million during the three months ended June 30, 2023 from $72.8 million during the same period in 2022. The decline in short-term investments was due to the deployment of lower yielding short-term investments into higher yielding loans. The yield on our securities portfolio increased to 3.27% for the three months ended June 30, 2023 from 1.47% for the same period in 2022. The yield on our short-term investments increased to 5.58% for the three months ended June 30, 2023 from 0.88% for the same period in 2022 due to the FOMC increasing the target range of federal funds a total of 5.00% since March 2022.

The yields on earning assets for the three months ended June 30, 2023 and 2022 were 4.33% and 3.02%, respectively.

The cost of interest-bearing liabilities was 1.88% during the three months ended June 30, 2023 compared to 18 basis points during the same period in 2022. The cost of deposits, including demand deposits, was 97 basis points during the three months ended June 30, 2023 compared to nine basis points during the same period in 2022. The cost of funds, including demand deposits, was 1.34% during the three months ended June 30, 2023 compared to 12 basis points during the same period in 2022. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, IRAs, and customer cash management repurchase agreements) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the three months ended June 30, 2023, pure deposits averaged 91.7% of total deposits plus customer cash management repurchase agreements as compared to 91.9% during the same period of 2022.

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

46

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans
PPP loans	$190	$1	2.11%	$256	$1	1.57%
Non-PPP loans	1,017,025	12,313	4.86%	896,363	9,303	4.16%
Total loans	1,017,215	12,314	4.86%	896,619	9,304	4.16%
Non-taxable securities	50,729	368	2.91%	52,064	375	2.89%
Taxable securities	511,900	4,223	3.31%	508,353	1,674	1.32%
Int bearing deposits in other banks	42,576	592	5.58%	72,813	160	0.88%
Fed funds sold	—	—	NA	3	—	0.00%
Total earning assets	1,622,420	17,497	4.33%	1,529,852	11,513	3.02%
Cash and due from banks	25,490			28,379
Premises and equipment	31,320			32,442
Goodwill and other intangibles	15,339			15,496
Other assets	54,074			48,950
Allowance for credit losses - investments	(42)			—
Allowance for credit losses - loans	(11,557)			(11,211)
Total assets	$1,737,044			$1,643,908

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$313,627	$374	0.48%	$342,289	$45	0.05%
Money market accounts	359,274	2,230	2.49%	313,141	117	0.15%
Savings deposits	133,823	60	0.18%	154,687	22	0.06%
Time deposits	149,899	728	1.95%	151,549	125	0.33%
Fed funds purchased	181	2	4.43%	—	—	NA
Securities sold under agreements to repurchase	70,582	363	2.06%	72,120	22	0.12%
FHLB Advances	103,682	1,310	5.07%	—	—	NA
Other long-term debt	14,964	293	7.85%	14,964	131	3.51%
Total interest-bearing liabilities	1,146,032	5,360	1.88%	1,048,750	462	0.18%
Demand deposits	452,508			466,309
Allowance for credit losses - unfunded commitments	382			—
Other liabilities	13,943			12,782
Shareholders’ equity	124,179			116,067
Total liabilities and shareholders’ equity	$1,737,044			$1,643,908

Cost of deposits, including demand deposits			0.97%			0.09%
Cost of funds, including demand deposits			1.34%			0.12%
Net interest spread			2.45%			2.84%
Net interest income/margin		$12,137	3.00%		$11,051	2.90%
Net interest income/margin (tax equivalent)		$12,213	3.02%		$11,180	2.93%
47

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Three Months Ended June 30,
	2023 versus 2022
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$1,345	$1,666	$3,011
Non-taxable securities	(10)	3	(7)
Taxable securities	12	2,537	2,549
Interest bearing deposits in other banks	(92)	523	431
Total interest income	1,255	4,729	5,984

Interest expense:
Interest-bearing transaction accounts	(4)	333	329
Money market accounts	20	2,093	2,113
Savings deposits	(3)	41	38
Time deposits	(1)	604	603
Federal Funds purchased	1	1	2
Securities sold under agreements to repurchase	—	341	341
FHLB Advances	655	655	1,310
Other long-term debt	—	162	162
Total interest expense	668	4,230	4,898
Total net interest income	$587	$499	$1,086

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended June 30, 2023 increased to $3.1 million from $3.0 million during the same period in 2022. The increase in non-interest income was primarily related to increases in non-recurring non-interest income partially offset by decreases in mortgage banking income and investment advisory fees and non-deposit commissions.

Mortgage banking income declined by $110,000 to $371,000 during the three months ended June 30, 2023 from $481 thousand during the same period in 2022. Secondary mortgage production during the three months ended June 30, 2023 was $12.9 million compared to $16.0 million during the same period in 2022 while the gain on sale margin declined to 2.87% during the three months ended June, 2023 from 3.01% during the same period in 2022. The reduction in mortgage production was primarily due to a higher interest rate environment and low levels of home inventories.

With the headwinds of rising interest rates, we began to market an adjustable rate mortgage (ARM) product during the second quarter of 2022 to provide borrowers with an alternative to fixed-rate mortgages and to help offset anticipated mortgage production challenges. Currently, we are offering 5/6, 7/6, and 10/6 ARM loans that are originated for our loans held-for-investment portfolio. Furthermore, we added a new construction residential real estate team and product during the latter part of 2022. Total mortgage production during the three months ended June 30, 2023 was $32.3 million, $12.9 million of the production was originated to be sold in the secondary market, $5.7 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $13.7 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income.

48

Investment advisory fees declined $114,000 to $1.1 million during the three months ended June 30, 2023 from $1.2 million during the same period in 2022. Total assets under management increased to $675.4 million at June 30, 2023 compared to $524.3 million at June 30, 2022. Total assets under management were $558.8 million at December 31, 2022. Our net new assets were $10.6 million during the three months ended June 30, 2023. Furthermore, our investment performance for the three-month period from March 31, 2023 to June 30, 2023 was 6.9% compared to 8.3% for the S&P 500; our investment performance for the six-month period from December 31, 2022 to June 30, 2023 was 17.0% compared to 15.9% for the S&P 500; and our investment performance for the 12-month period from June 30, 2022 to June 30, 2023 was 18.1% compared to 17.6% for the S&P 500. We continue to focus on both the mortgage banking income as well as the investment advisory fees and commissions.

The $226,000 in non-recurring non-interest income during the three months ended 2023 includes gain on sale of other real estate owned of $105,000, a bank owned life insurance claim of $93,000, and gains on insurance proceeds of $28,000. We recorded a loss on sale of other real estate owned of $45,000 and gains on insurance proceeds of $5,000 during the three months ended June 30, 2022.

The following table shows the components of non-interest income for the three-month periods ended June 30, 2023 and June 30, 2022.

(Dollars in thousands)	Three months ended June 30,
	2023	2022
Deposit service charges	$220	$262
Mortgage banking income	371	481
Investment advisory fees and non-deposit commissions	1,081	1,195
Gain (loss) on sale of other assets	105	(45)
ATM debit card income	720	699
Bank owned life insurance	276	179
Rental income	95	82
Other service fees including safe deposit box fees	56	61
Wire transfer fees	30	34
Other	97	61
	$3,051	$3,009

Non-interest expense increased $567,000 during the three months ended June 30, 2023 to $10.8 million compared to $10.2 million during the same period in 2022. The $567,000 increase in non-interest expense is primarily related to increases in salaries and benefits, equipment expense, FDIC assessments, and computer service expense partially offset by lower marketing and public relations expense and lower other real estate expense.

•	Salary and benefit expense increased $333,000 to $6.5 million during the three months ended June 30, 2023 from $6.2 million during the same period in 2022. This increase is primarily a result of normal salary adjustments; the addition of two employees added to our York County, South Carolina office during the third quarter of 2022; the addition of new mortgage lenders during the third quarter of 2022, increased compensation levels for banking office employees implemented at the beginning of the third quarter of 2022 partially offset by lower mortgage banking and financial planning and investment advisory commissions. We had 265 full time employees at June 30, 2023 compared to 242 at June 30, 2022.
•	FDIC assessments increased $116,000 to $221,000 during the three months ended June 30, 2023 compared to $105,000 during the same period in 2022 due to an increase in industrywide FDIC assessment rates.
49

•	Other real estate expenses declined $59,000 to $30,000 in contra expenses or credits during the three months ended June 30, 2023 compared to $29,000 in expenses during the same period in 2022 primarily due to a reversal in accruals for real estate taxes on a non-accrual loan, which were either paid by the borrower or recovered as a result of the sale of the real estate.
•	Marketing and public relations expense declined to $370,000 during the three months ended June 30, 2023 compared to $446,000 during the same period in 2022 primarily due to the timing of planned media campaigns.
•	Other expense increased $178 thousand to $2.5 million during the three months ended June 30, 2023 compared to $2.3 million during the same period in 2022, which included
	o	Computer service expense, which includes core banking and electronic processing and services, ATM/debit card processing, software subscriptions and services and wire processing fees, increased $128,000 primarily due to higher customer activity and enhanced technology solutions; and
	o	Loan processing and closing costs increased $56,000 primarily due to higher mortgage loan processing costs.

The following table shows the components of non-interest expense for the three-month periods ended June 30, 2023 and June 30, 2022.

(Dollars in thousands)	Three months ended June 30,
	2023	2022
Salaries and employee benefits	$6,508	$6,175
Occupancy	813	786
Equipment	377	329
Marketing and public relations	370	446
FDIC Insurance assessments	221	105
Other real estate expense	(30)	29
Amortization of intangibles	40	40
Core banking and electronic processing and services	628	583
ATM/debit card processing	264	214
Software subscriptions and services	248	213
Wire processing fees-include in other	24	26
Supplies	46	42
Telephone	103	86
Courier	69	60
Correspondent services	86	80
Insurance	93	87
Debit card and Fraud losses	43	47
LPL	74	98
Loan processing and closing costs	118	62
Director fees	155	132
Legal and Professional fees	13	59
Shareholder expense	50	65
Other	442	424
Total	$10,755	$10,188
50

Income Tax Expense

We incurred income tax expense of $920,000 and $812,000 for the three months ended June 30, 2023 and 2022, respectively. Our effective tax rate was 21.66% and 20.60% for the three months ended June 30, 2023 and 2022, respectively.

Financial Position

Assets totaled $1.7 billion at both June 30, 2023 and December 31, 2022. Loans (excluding loans held-for-sale) increased $51.3 million, or 5.2% (10.5% annualized), to $1.0 billion at June 30, 2023 from $980.9 million at December 31, 2022.

Total loan production, excluding mortgage secondary market and new construction residential real estate, was $83.2 million during the six months ended June 30, 2023 compared to $135.6 million during the same period in 2022. Advances from unfunded commercial construction loans available for draws were $51.7 million during the six months ended June 30, 2023. Loans held-for-sale increased to $4.2 million at June 30, 2023 from $1.8 million at December 31, 2022. Total mortgage production during the six months ended June 30, 2023 was $55.4 million, $18.1 million of the production was originated to be sold in the secondary market, $11.1 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $26.2 million of the loan production was commitments for new construction residential real estate loans. Total mortgage production during the six months ended June 30, 2022 was $51.0 million, $45.9 million of the production was originated to be sold in the secondary market, $5.0 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and none of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income. We added a new construction residential real estate team and product during the latter part of 2022. The increase in mortgage production was primarily due to higher ARM and construction residential real estate loan production partially offset by lower secondary market production. The loan-to-deposit ratio (including loans held-for-sale) at June 30, 2023 and December 31, 2022 was 72.94% and 70.93%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at June 30, 2023 and December 31, 2022 was 72.65% and 70.80%, respectively. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. Based on the Bank’s loan portfolio as of June 30, 2023, its non-owner occupied commercial loans and its construction and land development loans were approximately 285% and 72% of total risk-based capital, respectively. Management and the Board monitor the level of the concentration in commercial real estate loans within the bank’s loan portfolio monthly.

The following table shows the composition of the loan portfolio by category at the dates indicated:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$75,716	7.3%	$72,409	7.4%
Real estate:
Construction	94,418	9.1%	91,223	9.3%
Mortgage – residential	74,626	7.2%	65,759	6.7%
Mortgage – commercial	741,662	72.0%	709,218	72.3%
Consumer:
Home Equity	31,334	3.0%	28,723	2.9%
Other	14,409	1.4%	13,525	1.4%
Total gross loans	1,032,165	100.0%	980,857	100.0%
Allowance for credit losses[1]	(11,554)		(11,336)
Total net loans	$1,020,611		$969,521

1 Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology.

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

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at June 30, 2023.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	June 30, 2023
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen years	Over Fifteen Years	Total
Commercial	$11,520	$40,122	$24,074	$—	$75,716
Real estate:
Construction	25,927	29,658	38,833	—	94,418
Mortgage—residential	1,864	15,924	3,119	53,719	74,626
Mortgage—commercial	35,958	403,368	300,975	1,361	741,662
Consumer:
Home equity	929	7,635	22,770	—	31,334
Other	3,935	9,361	724	389	14,409
Total	$80,133	$506,068	$390,495	$55,469	$1,032,165

Loans maturing after one year with:

Variable Rate	$117,276
Fixed Rate	834,756
$952,032

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

Investment securities declined $8.9 million to $555.9 million, net of allowance for credit losses on investments of $37,000, at June 30, 2023 from $564.8 million, net of allowance for credit losses on investments of zero, at December 31, 2022.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $14.9 million ($11.7 million net of tax) at June 30, 2023. Our HTM investments totaled $221.4 million and represented approximately 40% of our total investments at June 30, 2023. Our AFS investments totaled $328.2 million or approximately 59% of our total investments with a modified duration of 3.38 at June 30, 2023. Our investments at cost totaled $6.2 million or approximately 1% of our total investments at June 30, 2023. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity.

Other short-term investments increased $15.8 million to $28.7 million at June 30, 2023 from $12.9 million at December 31, 2022 due to higher borrowings during the six months ended June 30, 2023.

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at June 30, 2023:

(Dollars in thousands)	Within One Year		Over One Year and less than Five		Over Five Years and less than Ten		Over Ten years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$29,909	1.76%	$15,956	1.45%	14,784	1.24%	$—	—
Government sponsored enterprises	—	—	—	—	2,500	2.00%	—	—
Small Business Administration pools	191	3.79%	14,145	4.64%	4,019	6.54%	250	6.71%
Mortgage-backed securities	579	1.89%	34,686	4.41%	199,595	4.41%	27,861	2.51%
State and local government	—	—	—	—	—	—	—	—
Corporate and other securities	10	3.70%	1,987	7.58%	6,761	3.76%	—	—
Total investment securities available-for-sale	$30,689	1.84%	$66,774	3.84%	$227,659	4.19%	$28,111	2.55%
53

(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—	$—	—	$—	—	$—	—
Government sponsored enterprises	—	—	—	—	—	—	—	—
Small Business Administration pools	—	—	—	—	—	—	—	—
Mortgage-backed securities	1,285	2.58%	19,263	3.23%	77,522	3.27%	17,923	2.82%
State and local government	1,313	2.64%	26,101	2.75%	53,848	3.43%	24,174	3.81%
Corporate and other securities	—	—	—	—	—	—	—	—
Total investment securities held-to-maturity	$2,598	2.61%	$45,364	2.95%	$131,370	3.33%	$42,097	3.38%

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at December 31, 2022:

(Dollars in thousands)	Within One Year		Over One Year and less than Five		Over Five Years and less than Ten		Over Ten years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—	$45,781	1.67%	$14,770	1.21%	$—	—
Government sponsored enterprises	—	—	2,500	2.00%	—	—	—	—
Small Business Administration pools	335	0.60%	19,085	4.50%	2,237	3.76%	—	—
Mortgage-backed securities	870	0.70%	40,461	2.18%	202,863	2.92%	19,517	2.91%
State and local government	—	—	—	—	—	—	—	—%
Corporate and other securities	10	3.70%	5,764	3.85%	2,986	4.19%	9	3.70%
Total investment securities available-for-sale	$1,215	0.70%	$113,591	2.44%	$222,856	2.83%	$19,526	2.91%

	Within One		After One But		After Five But		After Ten
(Dollars in thousands)	Year		Within Five Years		Within Ten Years		Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—	$—	—	$—	—	$—	—
Government sponsored enterprises	—	—	—	—	—	—	—	—
Small Business Administration pools	—	—	—	—	—	—	—	—
Mortgage-backed securities	3,228	1.71%	24,520	3.45%	81,646	3.27%	12,381	3.11%
State and local government	3,236	0.95%	14,664	2.56%	61,567	3.31%	27,462	3.81%
Corporate and other securities	—	—	—	—	—	—	—	—
Total investment securities held-to-maturity	$6,464	1.33%	$39,184	3.12%	$143,213	3.29%	$39,843	3.59%

Deposits increased $35.4 million, or 2.6% (5.1% annualized), to $1.4 billion at June 30, 2023 compared to $1.4 billion at December 31, 2022. Our pure deposits, which are defined as total deposits less certificates of deposits, increased $10.1 million, or 0.8% (1.6% annualized), to $1.3 billion at June 30, 2023 from $1.3 billion at December 31, 2022. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. Total uninsured deposits were $422.4 million and $407.0 million at June 30, 2023 and December 31, 2022, respectively. Included in uninsured deposits at June 30, 2023 and December 31, 2022 were $82.4 million and $59.5 million of deposits of states or political subdivisions in the U.S., which are secured or collateralized, respectively. Total uninsured deposits, excluding these deposits that are secured or collateralized, totaled $340.0 million, or 23.9%, of total deposits at June 30, 2023 and $347.5 million, or 25.1%, of total deposits at December 31, 2022. The average balance of all customer deposit accounts at June 30, 2023 was $28,049. The average balance for consumer accounts was $15,425 and the average balance for non-consumer accounts was $61,796. We had no brokered deposits and no listing services deposits at June 30, 2023 and December 31, 2022. However, we may utilize brokered deposits in the future to optimize our funding mix and funding costs.

The following table sets forth the deposits by category:

	June 30,		December 31,
	2023		2022
		% of		% of
(Dollars in thousands)	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$447,105	31.5%	$461,010	33.3%
Interest bearing checking accounts	316,689	22.3%	334,540	24.1%
Money market accounts	369,661	25.9%	295,223	21.3%
Savings accounts	130,531	9.2%	161,770	11.7%
Time deposits less than $100,000	70,679	5.0%	66,410	4.8%
Time deposits more than $100,000	86,088	6.1%	66,429	4.8%
	$1,420,753	100.0%	$1,385,382	100.0%

Maturities of Certificates of Deposit and Other Time Deposit with balances greater than $250,000

The tables below show at June 30, 2023 and December 31, 2022, maturities of certificates and other time deposits greater than $250,000.

	June 30, 2023
	Within Three	After Three Through	After Six Through	After Twelve
(Dollars in thousands)	Months	Six Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$3,738	$15,159	$7,190	$2,873	$28,960

	December 31, 2022
	Within Three	After Three Through	After Six Through	After Twelve
(Dollars in thousands)	Months	Six Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$6,586	$3,119	$11,565	$3,726	$24,996

Of the $29.0 million and $25.0 million of time deposits greater than $250,000 at June 30, 2023 and December 31, 2022, $10.2 million and $9.5 million, respectively were in excess of the $250,000 FDIC insurance limit.

Borrowed funds. Borrowed funds consist of fed funds purchased, securities sold under agreements to repurchase, FHLB advances and long-term debt. Our long-term debt is a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $70.6 million, $73.3 million, and $72.1 million during the three months ended June 30, 2023, December 31, 2022, and June 30, 2022, respectively. The average rates paid during these periods were 2.06%, 0.80%, and 0.12%, respectively. The balances of securities sold under agreements to repurchase were $72.1 million, $68.7 million, and $71.8 million at June 30, 2023, December 31, 2022, and June 30, 2022, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. Federal funds purchased averaged $181,000, $5.7 million, and zero during the three months ended June 30, 2023, December 31, 2022, and June 30, 2022, respectively. The average rates paid during these periods were 4.43%, 3.57%, and zero, respectively. The balances of federal funds purchased were zero, $22.0 million, and zero at June 30, 2023, December 2022, and June 30, 2022, respectively. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. FHLB advances averaged $103.7 million, $37.5 million, and zero during the three months ended June 30, 2023, December 31, 2022, and June 30, 2022, respectively. The average rates paid during these periods were 5.07%, 3.91%, and zero respectively. The balances of FHLB advances were $95.0 million, $50.0 million, and zero at June 30, 2023, December 31, 2022, and June 30, 2022, respectively.

The $95.0 million in FHLB advances at June 30, 2023 had maturity dates between July 10, 2023 and December 9, 2024 with interest rates between 4.83% and 5.31%.

We issued $15.5 million in trust preferred securities on September 16, 2004. During the fourth quarter of 2015, we redeemed $500,000 of these securities. Until the cessation of LIBOR on June 30, 2023, the securities accrued and paid distributions quarterly at a rate of three month LIBOR plus 257 basis points, thereafter, such distributions to be paid quarterly transitioned to an adjusted Secured Overnight Financing Rate (SOFR) index in accordance with the Federal Reserve’s final rule implementing the Adjustable Interest Rate Act. The remaining debt may be redeemed in full anytime with notice and matures on September 16, 2034. Trust preferred securities averaged $15.0 million during the three months ended June 30, 2023, December 31, 2022, and June 30, 2022. The average rates paid during these periods were 7.85%, 6.58%, and 3.51%, respectively. The balances of trust preferred securities were $15.0 million as of June 30, 2023, December 31, 2022, and June 30, 2022.

Total shareholders’ equity increased $5.8 million, or 4.9%, to $124.1 million at June 30, 2023 from $118.4 million at December 31, 2022. Shareholders’ equity increased to 7.13% of total assets at June 30, 2023 from 7.08% at December 31, 2022 due to total asset growth of $68.0 million, or 4.1%, compared to total shareholders’ equity growth of $5.8 million, or 4.9%. The $5.8 million increase in shareholders’ equity was due to a $898,000 improvement in accumulated other comprehensive loss, a $4.3 million increase in retention of earnings due to $6.8 million in net income less $2.1 million in dividends and a $300,000 adjustment related to the implementation of CECL on January 1, 2023, a $300,000 increase due to employee and director stock awards, and a $200,000 increase due to dividend reinvestment plan (DRIP) purchases. The improvement in accumulated other comprehensive loss was due to a decrease in market interest rates, which affects the fair value of our investment securities portfolio and accumulated other comprehensive (loss) income, which is included in shareholders’ equity.

On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2021 Repurchase Plan”), which represented approximately 5% of our 7,559,760 shares outstanding as of March 31, 2022. No share repurchases were made under the 2021 Repurchase Plan prior to its expiration at the market close on March 31, 2022. On April 20, 2022, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2022 Repurchase Plan”), which represented approximately 5% of our 7,593,759 shares outstanding as of June 30, 2023. No repurchases have been made under the 2022 Repurchase Plan. The 2022 Repurchase Plan expires at the market close on December 31, 2023.

Market Risk Management

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be measured in either diminished current market values or reduced current and potential net income. Our primary market risk is interest rate risk. We have established an Asset/Liability Committee of the Board of Directors (the “ALCO”), which has members from our Board of Directors and Management, including our President and Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, and Chief Risk Officer, to monitor and manage interest rate risk. Our ALCO monitors our compliance with regulatory guidance in the formulation and implementation of our interest rate risk program. Our ALCO reviews the results of our interest rate risk modeling quarterly to assess whether we have appropriately measured our interest rate risk, mitigated our exposures appropriately and any residual risk is acceptable. Our ALCO monitors and manages the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. Our ALCO has established policies, policy guidelines, and strategies with respect to interest rate risk exposure and liquidity. Our ALCO and Board of Directors explicitly review our ALCO policies at least annually and review our ALCO assumptions and policy limits quarterly.

We employ a monitoring technique to measure our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Simulation modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. We model the impact on net interest income for several different changes, to include a flattening, steepening and parallel shift in the yield curve. For each of these scenarios, we model the impact on net interest income in an increasing and decreasing rate environment of 100, 200, 300, and 400 basis points. We also periodically stress certain assumptions such as loan prepayment rates, deposit decay rates and interest rate betas to evaluate our overall sensitivity to changes in interest rates. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in net interest income at no more than 10%, 15%, 20%, and 20%, respectively, in a 100, 200, 300, and 400 basis point change in interest rates over the first 12-month period subsequent to interest rate changes. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, by adjusting the interest rate during the life of an asset or liability, or by the use of derivatives such as interest rate swaps and other hedging instruments. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Neither the “gap” analysis or asset/liability modeling are precise indicators of our interest sensitivity position due to the many factors that affect net interest income including, the timing, magnitude and frequency of interest rate changes as well as changes in the volume and mix of earning assets and interest-bearing liabilities.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at June 30, 2023 and at December 31, 2022 over the subsequent 12 months. We were slightly asset sensitive at June 30, 2023 compared to liability sensitive at December 31, 2022. Our change from a liability sensitive to an asset sensitive interest rate risk position was primarily due to the previously mentioned $150.0 million Pay-Fixed Swap Agreement that we entered into effective May 5, 2023. As a result, our modeling, at June 30, 2023, reflects an increase in net interest income in a rising interest rate environment during the first 12-month period subsequent to interest rate changes. The positive impact of rising rates continues and net interest income is more favorably impacted during the second 12-month period subsequent to interest rate changes. In a declining interest rate environment, the model reflects increases in net interest income in the down 100 basis point and down 200 basis point scenarios and declines in net interest income in the down 300 basis point and 400 basis point scenarios during the first 12-month period subsequent to interest rate changes. The positive impact in the down 100 and down 200 basis point scenarios of declining rates reverses and net interest income is negatively impacted during the second 12-month period subsequent to interest rate changes. The increase and decrease of 100, 200, 300, and 400 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	June 30, 2023	December 31, 2022
+400bp	+1.49%	-8.99%
+300bp	+1.61%	-6.21%
+200bp	+1.37%	-3.74%
+100bp	+0.75%	-1.82%
Flat	—	—
-100bp	+1.60%	+3.13%
-200bp	+0.74%	+1.12%
-300bp	-2.48%	-3.86%
-400bp	-6.23%	-7.25%

During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel increases in interest rates along the entire yield curve, our net interest income is projected to increase 5.02%, 9.66%, 13.66%, and 17.03%, respectively, at June 30, 2023, and 3.44%, 6.13%, 8.23%, and 9.58%, respectively, at December 31, 2022. During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel reduction in interest rates along the entire yield curve, our net interest income is projected to decline 4.40%, 11.40%, 19.41%, and 24.65%, respectively, at June 30, 2023, and to decline 4.92%, 12.86%, 21.14%, and 26.33%, respectively, at December 31, 2022.

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in PVE at no more than 15%, 20%, 25%, and 25%, respectively, in a 100, 200, 300, and 400 basis point change in market interest rates. Based on PVE, we were asset sensitive at June 30, 2023 and at December 31, 2022.

Present Value of Equity Sensitivity

Change in present value of equity	Hypothetical percentage change in PVE
	June 30, 2023	December 31, 2022
+400bp	+5.20%	+1.43%
+300bp	+5.15%	+2.61%
+200bp	+4.52%	+3.13%
+100bp	+2.86%	+2.33%
Flat	—	—
-100bp	-3.02%	-3.83%
-200bp	-8.46%	-10.00%
-300bp	-17.56%	-18.44%
-400bp	-24.48%	-25.23%

Liquidity and Capital Resources

Liquidity management involves monitoring sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents our ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged or will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, to borrow on a secured basis through the Federal Reserve Discount Window, and to borrow on a secured basis through securities sold under agreements to repurchase. Furthermore, the Bank is a member of the FHLB and has the ability to obtain advances for various periods of time. These advances are secured by eligible securities pledged by the Bank or assignment of eligible loans within the Bank’s portfolio.

We had no brokered deposits and no listing services deposits as of June 30, 2023 and at December 31, 2022. However, we may utilize brokered deposits in the future to optimize our funding mix and funding costs. We believe that we have ample liquidity to meet the needs of our customers through our low cost deposits, ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, ability to borrow on a secured basis through the Federal Reserve Discount Window, and ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank.

 The Bank maintains federal funds purchased lines in the total amount of $85.0 million with four financial institutions and $10.0 million through the Federal Reserve Discount Window. We utilized zero of our federal funds purchased lines at June 30, 2023 compared to $22.0 million at December 31, 2022. The FHLB of Atlanta has approved a line of credit of up to 25.00% of the Bank’s total assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had $95.0 million in FHLB advances at June 30, 2023 compared to $50.0 million at December 31, 2022. The FHLB advances at June 30, 2023 had maturity dates between July 10, 2023 and December 9, 2024 with interest rates between 4.83% and 5.31%. At June 30, 2023, we have remaining credit availability under this facility in excess of $338.8 million, subject to collateral requirements. Combined, the company has a total remaining credit availability, subject to collateral requirements, in excess of $433.8 million as compared to uninsured deposits excluding deposits of states or political subdivisions in the U.S., which are secured or collateralized of $340.0 million as previously noted.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2023, we had issued commitments to extend unused credit of $176.1 million, including $50.2 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2022, we had issued commitments to extend unused credit of $156.9 million, including $47.3 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Under Basel III, Tier 1 capital includes two components: Common Equity Tier 1 capital and additional Tier 1 capital. The highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital generally includes the allowance for credit losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying Tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. AOCI is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of a large part of this treatment of AOCI. We made this opt-out election and, as a result, retained our pre-existing treatment for AOCI.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the CECL model ; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2023 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted the CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2023, we did not elect to utilize the three-year phase-in period for the day-one adverse regulatory capital effects or the five-year CECL transition.

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10.0 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets, and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. We do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

 As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of June 30, 2023, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

(Dollars in thousands)		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
June 30, 2023
Leverage Ratio	8.63%	5.00%	4.00%	$63,238	$80,673
Common Equity Tier 1 Capital Ratio	13.29%	6.50%	4.50%	76,836	99,476
Tier 1 Capital Ratio	13.29%	8.00%	6.00%	59,857	82,496
Total Capital Ratio	14.35%	10.00%	8.00%	49,238	71,877
December 31, 2022
Leverage Ratio	8.63%	5.00%	4.00%	$61,191	$78,069
Common Equity Tier 1 Capital Ratio	13.49%	6.50%	4.50%	75,442	97,023
Tier 1 Capital Ratio	13.49%	8.00%	6.00%	59,257	80,837
Total Capital Ratio	14.54%	10.00%	8.00%	49,013	70,593
60

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.63%, 13.29% and 14.35%, respectively, at June 30, 2023 as compared to 8.63%, 13.49%, and 14.54%, respectively, at December 31, 2022. The Bank’s Common Equity Tier 1 ratio at June 30, 2023 was 13.29% and at December 31, 2022 was 13.49%. Under the Basel III rules, we anticipate that the Bank will remain a well capitalized institution for at least the next 12 months. Furthermore, based on our strong capital, conservative underwriting, and internal stress testing, we believe that we will have access to adequate capital to support the long-term operations of the Bank. However, the Bank’s reported and regulatory capital ratios could be adversely impacted by future credit losses related to an economic recession.

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the second quarter of 2023 of $0.14 per common share. This dividend is payable on August 15, 2023 to shareholders of record of our common stock as of August 1, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in the Company’s (i) Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and (ii) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, during the three months ended June 30, 2023, we credited an aggregate of 2,151 deferred stock units, respectively, to accounts for directors who elected to defer monthly fees. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.
(b)	Not Applicable.
(c)	No share repurchases were made during the three months ended June 30, 2023 and zero shares were withheld to satisfy tax withholding obligations applicable to the vesting of restricted stock for the three months ended June 30, 2023. Our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2022 Repurchase Plan”), which represented approximately 5% of our 7,593,759 shares outstanding as of June 30, 2023. The 2022 Repurchase Plan expires at the market close on December 31, 2023.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 16, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 18, 2023).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language; (i) Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: August 10, 2023	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
64