Form 10-Q
period 2023-09-30
FIRST COMMUNITY CORP /SC/
filed 2023-11-09
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 9, 2023, 7,599,415 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
(Dollars in thousands, except par values)	2023	December 31,
	(Unaudited)	2022
ASSETS
Cash and due from banks	$27,753	$24,464
Interest-bearing bank balances	69,703	12,937
Investment securities available-for-sale	280,549	331,862
Investment securities held-to-maturity, fair value of $198,408 and $213,613 at September 30, 2023 and December 31, 2022, respectively, net of allowance for credit losses - investments	219,871	228,701
Other investments, at cost	6,305	4,191
Loans held-for-sale	5,509	1,779
Loans held-for-investment	1,091,645	980,857
Less, allowance for credit losses - loans	11,818	11,336
Net loans held-for-investment	1,079,827	969,521
Property and equipment - net	30,927	31,277
Lease right-of-use asset	3,323	2,702
Bank owned life insurance	29,982	29,952
Other real estate owned	666	934
Intangible assets	643	761
Goodwill	14,637	14,637
Other assets	24,027	19,228
Total assets	$1,793,722	$1,672,946
LIABILITIES
Deposits:
Non-interest bearing	$450,737	$461,010
Interest bearing	1,041,289	924,372
Total deposits	1,492,026	1,385,382
Securities sold under agreements to repurchase	67,173	68,743
Federal funds purchased	—	22,000
Federal Home Loan Bank advances	80,000	50,000
Junior subordinated debt	14,964	14,964
Lease liability	3,494	2,832
Other liabilities	12,464	10,664
Total liabilities	1,670,121	1,554,585
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,600,023 at September 30, 2023 and 7,577,912 at December 31, 2022	7,600	7,578
Nonvested restricted stock and stock units	1,929	1,461
Additional paid in capital	93,070	92,683
Retained earnings	54,059	49,025
Accumulated other comprehensive loss	(33,057)	(32,386)
Total shareholders’ equity	123,601	118,361
Total liabilities and shareholders’ equity	$1,793,722	$1,672,946

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended September 30,
	2023	2022
Interest and dividend income:
Loans, including fees	$13,804	$10,100
Investment securities – taxable	4,229	2,673
Investment securities - non taxable	366	385
Other short term investments and CD’s	335	194
Total interest income	18,734	13,352
Interest expense:
Deposits	4,777	332
Securities sold under agreement to repurchase	446	32
Other borrowed money	1,408	194
Total interest expense	6,631	558
Net interest income	12,103	12,794
Provision for credit losses	474	18
Net interest income after provision for credit losses	11,629	12,776
Non-interest income:
Deposit service charges	240	243
Mortgage banking income	508	290
Investment advisory fees and non-deposit commissions	1,187	1,053
Loss on sale of securities	(1,249)	—
Gain on sale of other assets	46	—
Other	1,132	1,087
Total non-interest income	1,864	2,673
Non-interest expense:
Salaries and employee benefits	6,613	6,373
Occupancy	776	786
Equipment	416	331
Marketing and public relations	609	163
FDIC Insurance assessments	211	121
Other real estate expense, net	21	19
Amortization of intangibles	39	39
Other	2,588	2,585
Total non-interest expense	11,273	10,417
Net income before tax	2,220	5,032
Income tax expense	464	1,081
Net income	$1,756	$3,951

Basic earnings per common share	$0.23	$0.52
Diluted earnings per common share	$0.23	$0.52

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Nine Months ended September 30,
	2023	2022
Interest and dividend income:
Loans, including fees	$37,277	$28,407
Investment securities - taxable	12,513	6,126
Investment securities - non taxable	1,109	1,140
Other short term investments and CD’s	1,222	387
Total interest income	52,121	36,060
Interest expense:
Deposits	10,162	974
Securities sold under agreement to repurchase	1,165	79
Other borrowed money	4,197	429
Total interest expense	15,524	1,482
Net interest income	36,597	34,578
Provision for (release of) credit losses	730	(177)
Net interest income after provision for (release of) credit losses	35,867	34,755
Non-interest income:
Deposit service charges	692	770
Mortgage banking income	1,034	1,610
Investment advisory fees and non-deposit commissions	3,335	3,446
Loss on sale of securities	(1,249)	—
Gain (loss) on sale of other assets	151	(45)
Other	3,527	3,275
Total non-interest income	7,490	9,056
Non-interest expense:
Salaries and employee benefits	19,452	18,667
Occupancy	2,419	2,277
Equipment	1,129	992
Marketing and public relations	1,325	970
FDIC Insurance assessments	614	356
Other real estate expense	(142)	95
Amortization of intangibles	118	118
Other	7,549	7,084
Total non-interest expense	32,464	30,559
Net income before tax	10,893	13,252
Income tax expense	2,347	2,682
Net income	$8,546	$10,570

Basic earnings per common share	$1.13	$1.40
Diluted earnings per common share	$1.12	$1.39

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended September 30,
(Dollars in thousands)	2023	2022
Net income	$1,756	$3,951
Other comprehensive loss:
Unrealized loss during the period on available-for-sale securities, net of tax benefit of $768 and tax benefit of $1,881, respectively	(2,891)	(7,078)
Reclassification adjustment for loss included in net income, net of tax expense of $262 and $0, respectively	987	—
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $89 and $98, respectively	335	370
Other comprehensive loss	(1,569)	(6,708)
Comprehensive income (loss)	$187	$(2,757)

	Nine months ended September 30,
(Dollars in thousands)	2023	2022
Net income	$8,546	$10,570
Other comprehensive loss:
Unrealized loss during the period on available-for-sale securities, net of tax benefit of $701 and $6,328, respectively	(2,639)	(23,808)
Reclassification adjustment for loss included in net income, net of tax expense of $262 and $0, respectively	987	—
Unrealized loss during the period on available-for-sale securities transferred to held-to-maturity, net of tax benefit of $0 and $3,509, respectively	—	(13,198)
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $261 and $126, respectively	981	476
Other comprehensive loss	(671)	(36,530)
Comprehensive income (loss)	$7,875	$(25,960)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2023 and 2022

(Unaudited)

				Nonvested		Accumulated
	Common		Additional	Restricted		Other
(Dollars and shares in thousands)	Shares	Common	Paid-in	Stock and	Retained	Comprehensive
	Issued	Stock	Capital	Stock Units	Earnings	Income (loss)	Total
Balance, December 31, 2022	7,578	$7,578	$92,683	$1,461	$49,025	$(32,386)	$118,361
Net income	—	—	—	—	8,546	—	8,546
CECL implementation net of tax of $90	—	—	—	—	(337)	—	(337)
Other comprehensive loss net of tax benefit of $178	—	—	—	—	—	(671)	(671)
Issuance of common stock	2	2	39	(69)	—	—	(28)
Issuance of restricted stock	8	8	146	(154)	—	—	—
Amortization of compensation on restricted stock	—	—	—	548	—	—	548
Grant restricted stock units	—	—	—	143	—	—	143
Shares forfeited	(6)	(6)	(105)	—	—	—	(111)
Dividends: Common ($0.42 per share)	—	—	—	—	(3,175)	—	(3,175)
Dividend reinvestment plan	18	18	307	—	—	—	325
Balance, September 30, 2023	7,600	$7,600	$93,070	$1,929	$54,059	$(33,057)	$123,601

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars and shares in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2021	7,549	$7,549	$92,139	$(294)	$38,325	$3,279	$140,998
Net income	—	—	—	—	10,570	—	10,570
Other comprehensive loss net of tax benefit of $9,711	—	—	—	—	—	(36,530)	(36,530)
Issuance of common stock	1	1	27	—	—	—	28
Issuance of restricted stock	9	9	190	(199)	—	—	—
Amortization of compensation on restricted stock	—	—	—	323	—	—	323
Grant restricted stock units	—	—	—	1,448	—	—	1,448
Shares forfeited	(2)	(2)	(40)	—	—	—	(42)
Dividends: Common ($0.39 per share)	—	—	—	—	(2,934)	—	(2,934)
Dividend reinvestment plan	16	16	268	—	—	—	284
Balance, September 30, 2022	7,573	$7,573	$92,584	$1,278	$45,961	$(33,251)	$114,145

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Nonvested		Accumulated
	Common		Additional	Restricted		Other
	Shares	Common	Paid-in	Stock and	Retained	Comprehensive
(Dollars in thousands)	Issued	Stock	Capital	Stock Units	Earnings	Income (loss)	Total
Balance, December 31, 2022	7,578	$7,578	$92,683	$1,461	$49,025	$(32,386)	$118,361
Net income	—	—	—	—	3,463	—	3,463
Adoption of CECL, net of tax	—	—	—	—	(337)	—	(337)
Other comprehensive income, net of tax expense	—	—	—	—	—	2,913	2,913
Issuance of common stock	2	2	39	(69)	—	—	(28)
Issuance of restricted stock	8	8	146	(154)	—	—	—
Grant restricted stock units	—	—	—	72	—	—	72
Amortization of compensation on restricted stock	—	—	—	191	—	—	191
Shares forfeited	(5)	(5)	(100)	—	—	—	(105)
Dividends: Common ($0.13 per share)	—	—	—	—	(1,057)	—	(1,057)
Dividend reinvestment plan	5	5	103	—	—	—	108
Balance, March 31, 2023	7,588	$7,588	$92,871	$1,501	$51,094	$(29,473)	$123,581
Net income	—	—	—	—	3,327	—	3,327
Other comprehensive income net of tax benefit of $536	—	—	—	—	—	(2,015)	(2,015)
Amortization of compensation on restricted stock	—	—	—	179	—	—	179
Grant restricted stock units	—	—	—	37	—	—	37
Shares forfeited	—	—	(5)	—	—	—	(5)
Dividends: Common ($0.14 per share)	—	—	—	—	(1,059)	—	(1,059)
Dividend reinvestment plan	6	6	97	—	—	—	103
Balance, June 30, 2023	7,594	$7,594	$92,963	$1,717	$53,362	$(31,488)	$124,148
Net income	—	—	—	—	1,756	—	1,756
Other comprehensive loss net of tax benefit of $417	—	—	—	—	—	(1,569)	(1,569)
Amortization of compensation on restricted stock	—	—	—	178	—	—	178
Grant restricted stock units	—	—	—	34	—	—	34
Dividends: Common ($0.14 per share)	—	—	—	—	(1,059)	—	(1,059)
Dividend reinvestment plan	6	6	107	—	—	—	113
Balance, September 30, 2023	7,600	$7,600	$93,070	$1,929	$54,059	$(33,057)	123,601

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Nonvested		Accumulated
	Common		Additional	Restricted		Other
(Dollars in thousands)	Shares	Common	Paid-in	Stock and	Retained	Comprehensive
	Issued	Stock	Capital	Stock Units	Earnings	Income (loss)	Total
Balance, December 31, 2021	7,549	$7,549	$92,139	$(294)	$38,325	$3,279	$140,998
Net income	—	—	—	—	3,489	—	3,489
Other comprehensive loss net of tax benefit of $4,862	—	—	—	—	—	(18,288)	(18,288)
Issuance of common stock	1	1	27	—	—	—	28
Issuance of restricted stock	7	7	147	(154)	—	—	—
Amortization of compensation on restricted stock	—	—	—	79	—	—	79
Shares forfeited	(2)	(2)	(40)	—	—	—	(42)
Dividends: Common ($0.13 per share)	—	—	—	—	(977)	—	(977)
Dividend reinvestment plan	5	5	88	—	—	—	93
Balance, March 31, 2022	7,560	$7,560	$92,361	$(369)	$40,837	$(15,009)	$125,380
Net income	—	—	—	—	3,130	—	3,130
Other comprehensive loss net of tax benefit of $3,066	—	—	—	—	—	(11,534)	(11,534)
Issuance of restricted stock	2	2	43	(45)	—	—	—
Amortization of compensation on restricted stock	—	—	—	89	—	—	89
Stock units	—	—	—	1,418	—	—	1,418
Dividends: Common ($0.13 per share)	—	—	—	—	(979)	—	(979)
Dividend reinvestment plan	5	5	83	—	—	—	88
Balance, June 30, 2022	7,567	$7,567	$92,487	$1,093	$42,988	$(26,543)	$117,592
Net income	—	—	—	—	3,951	—	3,951
Other comprehensive loss net of tax benefit of $1,783	—	—	—	—	—	(6,708)	(6,708)
Amortization of compensation on restricted stock	—	—	—	155	—	—	155
Grant restricted stock units	—	—	—	30	—	—	30
Dividends: Common ($0.13 per share)	—	—	—	—	(978)	—	(978)
Dividend reinvestment plan	6	6	97	—	—	—	103
Balance, September 30, 2022	7,573	$7,573	$92,584	$1,278	$45,961	$(33,251)	114,145

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$8,546	$10,570
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,317	1,268
Net premium amortization on investment securities available-for-sale	(1,754)	2,007
Net premium amortization on investment securities held-to-maturity	(422)	(107)
Provision for (release of) for credit losses	730	(177)
Write-downs of other real estate owned	—	19
Origination of loans held-for-sale	(36,003)	(54,858)
Sale of loans held-for-sale	32,273	60,220
(Gain) loss on sale of other real estate owned	(151)	45
Amortization of intangibles	118	118
Accretion on acquired loans	(61)	(34)
Loss on sale of securities	1,249	—
Loss on fair value of equity securities	2	—
Increase in other assets	(3,942)	(1,065)
Increase (decrease) in other liabilities	1,815	(234)
Net cash provided by operating activities	3,717	17,772
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(6,025)	(105,943)
Purchase of investment securities held-to-maturity	—	(11,270)
Purchase of other investment securities	(2,114)	(144)
Maturity/call of investment securities available-for-sale	17,089	54,669
Maturity/call of investment securities held-to-maturity	9,219	6,989
Proceeds from sale of securities available-for-sale	38,662	—
Increase in loans	(110,722)	(86,161)
Proceeds from sale of other real estate owned	419	117
Proceeds from sale of fixed assets	—	301
Purchase of property and equipment	(966)	(638)
Net disposal of property and equipment	—	24
Net cash used in investing activities	(54,438)	(142,056)
Cash flows from financing activities:
Increase in deposit accounts	106,644	74,965
(Decrease) increase in securities sold under agreements to repurchase	(1,570)	19,443
Decrease in Fed Funds Purchased	(22,000)	—
Advances from the Federal Home Loan Bank	269,000	—
Repayment of advances from the Federal Home Loan Bank	(239,000)	—
Shares retired / forfeited	(111)	(42)
Dividends paid: Common Stock	(3,175)	(2,934)
Restricted Stock Units Granted	143	1,448
Proceeds from issuance of stock-based compensation, new issuance of common stock	(28)	28
Change in non-vested restricted stock	548	323
Dividend reinvestment plan	325	284
Net cash provided by financing activities	110,776	93,515
Net increase (decrease) in cash and cash equivalents	60,055	(30,769)
Cash and cash equivalents at beginning of period	37,401	69,022
Cash and cash equivalents at end of period	$97,456	$38,253
Supplemental disclosure:
Cash paid during the period for:
Interest	$13,469	$1,552
Income taxes	$3,459	$2,748
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities, net of tax	$(1,652)	$(23,808)
Amortization of unrealized losses on securities from transfer of available-for-sale securities to held-to-maturity, net of tax	981	476
Recognition of operating lease liability	825	—
Transfer of investment securities available-for-sale to held-to-maturity	—	245,619

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”) (collectively, the “Company”) present fairly in all material respects the Company’s financial position at September 30, 2023 and December 31, 2022, and the Company’s results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Allowance for Credit Losses on Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $1.2 million at September 30, 2023 and was excluded from the estimate of credit losses. The held-to-maturity portfolio consists of mortgage-backed and municipal securities. Securities are generally rated BBB- or higher. Securities are analyzed individually to establish a CECL reserve.

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

All the mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS at the adoption of CECL or as of September 30, 2023. The state and local governments securities held by the Company are highly rated by major rating agencies.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2023, there was no allowance for credit loss related to the available-for-sale securities portfolio.

Accrued interest receivable on available-for-sale securities totaled $840,000 at September 30, 2023 and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future, until maturity, or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.3 million at September 30, 2023 and was reported in other assets on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In March 2022, the FASB issued amendments which are intended to improve the decision usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs. The amendments were effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted these amendments which did not have a material effect on the Company’s financial statements or disclosures.

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

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Nine months		Three months
	Ended September 30,		Ended September 30,
(In thousands except average market price and per share data)	2023	2022	2023	2022
Numerator (Net income available to common shareholders)	$8,546	$10,570	$1,756	$3,951
Denominator
Weighted average common shares outstanding for:
Basic shares	7,564	7,525	7,573	7,531
Dilutive securities:
Deferred compensation	27	29	22	24
Restricted stock – Treasury stock method	58	49	60	53
Diluted shares	7,649	7,603	7,655	7,608
Earnings per common share:
Basic	1.13	1.40	0.23	0.52
Diluted	1.12	1.39	0.23	0.52
The average market price used in calculating assumed number of shares	$18.83	$19.53	$17.80	$18.11

Note 3 - Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below. For the three and nine months ended September 30, 2023, there was no allowance for credit losses on available-for-sale securities.

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2023
US Treasury securities	$20,773	$—	$(3,223)	$17,550
Government Sponsored Enterprises	2,500	—	(492)	2,008
Mortgage-backed securities	258,775	3	(22,188)	236,590
Small Business Administration pools	17,157	26	(562)	16,621
Corporate and other securities	8,759	—	(979)	7,780
	$307,964	$29	$(27,444)	$280,549

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2022
US Treasury securities	$60,552	$—	$(4,569)	$55,983
Government Sponsored Enterprises	2,500	—	(426)	2,074
Mortgage-backed securities	263,704	10	(19,114)	244,600
Small Business Administration pools	21,657	60	(630)	21,087
Corporate and other securities	8,772	12	(666)	8,118
	$357,185	$82	$(25,405)	$331,862

HELD-TO-MATURITY:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2023
Mortgage-backed securities	$114,459	$—	$(12,464)	$101,995
State and local government	105,412	—	(8,999)	96,413
	$219,871	$—	$(21,463)	$198,408

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Mortgage-backed securities	$121,772	$—	$(8,656)	$113,116
State and local government	106,929	—	(6,432)	100,497
	$228,701	$—	$(15,088)	$213,613

During the three and nine months ended September 30, 2023, there were no gross realized gains from the sale of investment securities available-for-sale and $1.2 million gross realized losses. During the three and nine months ended September 30, 2022, there were no gross realized gains from the sale of investment securities available-for-sale and no gross realized losses.

The following tables show gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of September 30, 2023.

September 30, 2023	Less than 12 months		12 months or more		Total
Available-for-sale securities:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
US Treasury Securities	$—	$—	$17,550	$3,223	$17,550	$3,223
Government Sponsored Enterprise	—	—	2,008	492	2,008	492
Mortgage-backed securities	10,028	815	225,640	21,373	235,668	22,188
Small Business Administration pools	4,765	47	8,052	515	12,817	562
Corporate and other securities	1,874	121	4,152	858	6,026	979
Total	$16,667	$983	$257,402	$26,461	$274,069	$27,444

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

The following table shows a roll forward of the allowance for credit losses on held to maturity securities for the nine months ended September 30, 2023.

State and
local
(Dollars in thousands)	government
Allowance for Credit Losses on Held-to-Maturity Securities:
Three months ended September 30, 2023
Beginning balance, June 30, 2023	$(37)
Provision for credit losses	5
Ending balance, September 30, 2023	$(32)

State and
local
(Dollars in thousands)	government
Nine months ended September 30, 2023
Beginning balance, December 31, 2022	$—
Adjustment for adoption of ASU 2016-13	(43)
Release of credit losses	11
Ending balance, September 30, 2023	$(32)

At September 30, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual at September 30, 2023.

The following table shows the amortized cost and fair value of investment securities at September 30, 2023, by expected maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

	Available-for-sale
September 30, 2023	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$4,997	$4,934
Due after one year through five years	9,105	8,656
Due after five years through ten years	40,958	35,720
Due after ten years	252,904	231,239
Total	$307,964	$280,549

	Held-To-Maturity
September 30, 2023	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$1,175	$1,163
Due after one year through five years	26,535	25,196
Due after five years through ten years	86,439	79,115
Due after ten years	105,754	92,966
Allowance for Credit Losses on Held-to-Maturity Securities	(32)	(32)
Total	$219,871	$198,408

Note 4 - Loans

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $2.3 million and $1.9 million as of September 30, 2023 and December 31, 2022, respectively.

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Commercial	$78,252	$72,409
Real estate:
Construction	115,589	91,223
Mortgage-residential	86,240	65,759
Mortgage-commercial	763,538	709,218
Consumer:
Home equity	32,500	28,723
Other	15,526	13,525
Total loans, net of deferred loan fees and costs	$1,091,645	$980,857

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2023:

	Term Loans by year of Origination
($ in thousands)	2019	2020	2021	2022	2023	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$1,366	$1,513	$23,836	$11,137	$9,514	$9,549	$21,237	$—	$78,152
Special mention	—	—	—	—	—	21	—	—	21
Substandard	—	—	79	—	—	—	—	—	79
Total commercial	1,366	1,513	23,915	11,137	9,514	9,570	21,237	—	78,252

Current period gross write-offs	—	20	—	—	—	—	—	—	20
Real estate construction
Pass	6,878	1,107	10,413	47,103	30,689	—	19,399	—	115,589
Total real estate construction	6,878	1,107	10,413	47,103	30,689	—	19,399	—	115,589

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	1,952	10,603	6,625	29,772	25,146	8,790	795	2,139	85,822
Special mention	—	26	—	—	—	392	—	—	418
Substandard	—	—	—	—	—	—	—	—	—
Total real estate mortgage-residential	1,952	10,629	6,625	29,772	25,146	9,182	795	2,139	86,240

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	49,001	100,621	136,127	193,044	72,201	199,064	13,028	329	763,416
Special mention	—	—	—	—	—	21	—	—	21
Substandard	—	—	—	—	—	101	—	—	101
Total real estate mortgage-commercial	49,001	100,621	136,127	193,044	72,201	199,186	13,028	329	763,538

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - home equity
Pass	—	—	—	—	—	—	31,371	—	31,371
Special mention	—	—	—	—	—	—	70	—	70
Substandard	—	—	—	—	—	—	1,059	—	1,059
Total consumer - home equity	—	—	—	—	—	—	32,500	—	32,500

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	435	267	542	1,257	1,779	907	10,322	—	15,509
Special mention	—	10	—	—	—	7	—	—	17
Substandard	—	—	—	—	—	—	—	—	—
Total consumer - other	435	277	542	1,257	1,779	914	10,322	—	15,526

Current period gross write-offs	—	—	—	—	—	—	50	—	50

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

The detailed activity in the allowance for credit losses and the recorded investment in loans receivable for the three and nine months ended September 30, 2023 under CECL methodology:

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at June 30, 2023	$1,012	$1,127	$861	$7,886	$438	$230	$11,554
Charge-offs	(20)	—	—	—	—	(14)	(34)
Recoveries	1	1	1	15	13	7	38
Provision for credit losses	(6)	222	122	(82)	(12)	16	260
Balance at September 30, 2023	$987	$1,350	$984	$7,819	$439	$239	$11,818

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Unallocated	Total Loans
Balance at December 31, 2022	$849	$75	$723	$8,569	$314	$170	$636	$11,336
Adjustment to allowance for adoption of ASU 2016-13	193	1,075	32	(883)	166	39	(636)	(14)
Charge-offs	(20)	—	—	—	—	(50)	—	(70)
Recoveries	4	2	4	33	19	13	—	75
Provision for credit losses	(39)	198	225	100	(60)	67	—	491
Balance at September 30, 2023	$987	$1,350	$984	$7,819	$439	$239	—	$11,818

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

The following tables are by loan category and present September 30, 2022, and December 31, 2022 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the three and nine months ended September 30, 2022.

	Nine months ended		Three months ended
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
September 30, 2022	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—
Mortgage-residential	45	2	39	1
Mortgage-commercial	4,795	347	4,747	117
Consumer:
Home equity	169	6	168	2
Other	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—
Real estate:
Construction	—	—	—	—
Mortgage-residential	—	—	—	—
Mortgage-commercial	—	—	—	—
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—
Mortgage-residential	45	2	39	1
Mortgage-commercial	4,795	347	4,747	117
Consumer:
Home equity	169	6	168	2
Other	—	—	—	—
	$5,009	$355	$4,954	$120

The following table presents loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2022.

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
December 31, 2022	Investment	Balance	Allowance
With no allowance recorded:
Commercial	$29	$29	$—
Real estate:
Construction	—	—	—
Mortgage-residential	34	51	—
Mortgage-commercial	4,752	5,260	—
Consumer:
Home Equity	168	168	—
Other	—	—	—

With an allowance recorded:
Commercial	—	—	—
Real estate:
Construction	—	—	—
Mortgage-residential	—	—	—
Mortgage-commercial	—	—	—
Consumer:
Home Equity	—	—	—
Other	—	—	—

Total:
Commercial	29	29	—
Real estate:
Construction	—	—	—
Mortgage-residential	34	51	—
Mortgage-commercial	4,752	5,260	—
Consumer:
Home Equity	168	168	—
Other	—	—	—
	$4,983	$5,508	$—

The following table shows the amortized cost basis for the nine months ended September 30,2023 of the loans modified for borrowers experiencing financial difficulty after December 31, 2022 segregated by loan category and describes the financial effect of the modification made for a borrower experiencing financial difficulty. There were no loans modified during the three months ended September 30, 2023.

	Nine Months Ended September 30, 2023
(Dollars in thousands)	Amortized cost basis	% of Total Loan Type	Financial effect
Real Estate Mortgage Residential	201	0.23%	Deferred two monthly payments that are added to the end of the original loan term.
Total Loans	$201	$0.23%

The following table depicts the performance of loans that have been modified in the last 12 months.

(Dollars in thousands)		30-89 Days	Greater than 90 Days
September 30, 2023	Current	Past Due	Past Due
Real Estate Mortgage Residential	—	201	—
Total Loans	$—	$201	$—

The following tables present an aging analysis of past due loans segregated by loan category as of September 30, 2023 and December 31, 2022.

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
September 30, 2023	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$69	$—	$—	$24	$93	$78,159	$78,252
Real estate:
Construction	—	—	—	—	—	115,589	115,589
Mortgage-residential	56	215	—	34	305	85,935	86,240
Mortgage-commercial	—	180	—	—	180	763,358	763,538
Consumer:
Home equity	81	2	—	3	86	32,414	32,500
Other	11	—	3	—	14	15,512	15,526
	$217	$397	$3	$61	$678	$1,090,967	$1,091,645

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2022	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$87	$—	$—	$29	$116	$72,293	$72,409
Real estate:
Construction	—	—	—	—	—	91,223	91,223
Mortgage-residential	327	—	—	34	361	65,398	65,759
Mortgage-commercial	46	8	—	4,664	4,718	704,500	709,218
Consumer:
Home equity	—	—	—	168	168	28,555	28,723
Other	96	—	2	—	98	13,427	13,525
	$556	$8	$2	$4,895	$5,461	$975,396	$980,857

The following table is a summary of the Company’s non-accrual loans by major categories for the periods indicated.

	CECL			Incurred Loss
	September 30, 2023			December 31, 2022
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans	Non-accrual Loans
Commercial	$24	$—	$24	$29
Real Estate Construction	—	—	—	—
Real Estate Mortgage Residential	34	—	34	34
Real Estate Mortgage Commercial	—	—	—	4,664
Consumer Home Equity	3	—	3	168
Consumer Other	—	—	—	—
Total Loans	$61	$—	$61	$4,895

The Company recognized $5,100 and $93,700 of interest income on non-accrual loans during the three and nine months ended September 30, 2023.

For the three months ended September 30, 2023 less than $1,000 of accrued interest was written off by reversing interest income.

There were no collateral dependent loans that were individually evaluated for the nine months ended September 30, 2023.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $643,000 at September 30, 2023 is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended September 30, 2023.

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, June 30, 2023	$429
Provision for unfunded commitments	214
Balance, September 30, 2023	$643

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2022	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	398
Provision for unfunded commitments	245
Balance, September 30, 2023	$643

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

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and short term investments	$97,456	$97,456	$97,456	$—	$—
Available-for-sale securities	280,549	280,549	—	280,549	—
Held-to-maturity securities	219,871	198,408	—	198,408	—
Other investments, at cost	6,305	6,305	—	—	6,305
Loans held for sale	5,509	5,509	—	5,509	—
Derivative financial instruments	3,909	3,909	—	3,909	—
Net loans receivable	1,079,827	1,027,838	—	—	1,027,838
Accrued interest receivable	5,390	5,390	5,390	—	—
Financial liabilities:
Non-interest bearing demand	$450,737	$450,737	$—	$450,737	$—
Interest bearing demand deposits and money market accounts	688,252	688,252	—	688,252	—
Savings	123,523	123,523	—	123,523	—
Time deposits	229,514	227,770	—	227,770	—
Total deposits	1,492,026	1,490,282	—	1,490,282	—
Federal Home Loan Bank Advances	80,000	80,000	—	80,000	—
Short term borrowings	67,173	67,173	—	67,173	—
Junior subordinated debentures	14,964	13,258	—	13,258	—
Accrued interest payable	2,390	2,390	2,390	—	—

	December 31, 2022
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$37,401	$37,401	$37,401	$—	$—
Available-for-sale securities	331,862	331,862	—	331,862	—
Held-to-maturity securities	228,701	213,613	—	213,613	—
Other investments, at cost	4,191	4,191	—	—	4,191
Loans held for sale	1,779	1,779	—	1,779	—
Net loans receivable	969,521	943,498	—	—	943,498
Accrued interest receivable	5,217	5,217	5,217	—	—
Financial liabilities:
Non-interest bearing demand	$461,010	$461,010	$—	$461,010	$—
Interest bearing demand deposits and money market accounts	629,763	629,763	—	629,763	—
Savings	161,770	161,770	—	161,770	—
Time deposits	132,839	132,825	—	132,825	—
Total deposits	1,385,382	1,385,368	—	1,385,368	—
Federal Home Loan Bank Advances	50,000	50,000	—	50,000	—
Short term borrowings	90,743	90,743	—	90,743	—
Junior subordinated debentures	14,964	13,402	—	13,402	—
Accrued interest payable	520	520	520	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2023 and December 31, 2022 that are measured on a recurring basis. There were no liabilities carried at fair value as of September 30, 2023 or December 31, 2022 that are measured on a recurring basis.

(Dollars in thousands)	September 30, 2023
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury Securities	$17,550	$—	$17,550	$—
Government Sponsored Enterprises	2,008	—	2,008	—
Mortgage-backed securities	236,590	—	236,590	—
Small Business Administration pools	16,621	—	16,621	—
Corporate and other securities	7,780	—	7,780	—
Total Available-for-sale securities	280,549	—	280,549	—
Derivative financial instruments	3,909		3,909
Loans held for sale	5,509	—	5,509	—
Total	$289,967	$—	$289,967	$—

(Dollars in thousands)	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury Securities	$55,983	$—	$55,983	$—
Government Sponsored Enterprises	2,074	—	2,074	—
Mortgage-backed securities	244,600	—	244,600	—
Small Business Administration pools	21,087	—	21,087	—
Corporate and other securities	8,118	—	8,118	—
Total Available-for-sale securities	331,862	—	331,862	—
Loans held for sale	1,779	—	1,779	—
Total	$333,641	$—	$333,641	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2023 and December 31, 2022 that are measured on a non-recurring basis. There were no Level 3 financial instruments for the three months ended September 30, 2023 and 2022 measured on a recurring basis.

(Dollars in thousands)	September 30, 2023
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:
Construction	145	—	—	145
Mortgage-commercial	521	—	—	521
Total other real estate owned	666	—	—	666
Total	$666	$—	$—	$666

(Dollars in thousands)	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Impaired loans:
Real estate:
Mortgage-residential	$34	$—	$—	$34
Mortgage-commercial	4,752	—	—	4,752
Consumer:
Home equity	168	—	—	168
Total impaired loans	4,954	—	—	4,954
Other real estate owned:
Construction	412	—	—	412
Mortgage-commercial	522	—	—	522
Total other real estate owned	934	—	—	934
Total	$5,888	$—	$—	$5,888

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

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of September 30, 2023	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$666	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2022	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$934	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$4,954	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 6 - Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Non-interest bearing demand deposits	$450,737	$461,010
Interest bearing demand deposits	296,958	334,540
Money market accounts	391,294	295,223
Savings	123,523	161,770
Time deposits less than $100,000	125,110	66,410
Time deposits greater than or equal to $100,000	104,404	66,429
Total deposits	$1,492,026	$1,385,382

Of the $104.4 million and $66.4 million in time deposits greater than or equal to $100,000 as of September 30, 2023 and December 31, 2022, respectively, $13.4 million and $9.5 million, respectively were in excess of the $250,000 FDIC insurance limit.

Total uninsured deposits were $429.7 million and $411.3 million as of September 30, 2023 and December 31, 2022, respectively. Included in uninsured deposits as of September 30, 2023 and December 31, 2022 were $85.7 million and $59.5 million, respectively, of collateralized public funds.

Note 7 - Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. The Company has four reportable segments:

•	Commercial and Retail Banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.
•	Mortgage Banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market and consumer mortgage loans that will be held-for-investment. In the second quarter of 2022, management made the decision to include consumer mortgage held-for-investment loans in this segment. Prior to the second quarter of 2022, consumer mortgage loans held-for-investment were included in the Commercial and Retail Banking segment. The Mortgage Banking financial information presented below includes consumer mortgage loans held-for-investment for all periods presented. Beginning in June 2022, a provision for loan loss and cost of funds has been allocated to this segment.
•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.
•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from the Bank.

The following tables present selected financial information for the Company’s reportable business segments for the three and nine months ended September 30, 2023 and September 30, 2022.

(Dollars in thousands)	Commercial		Investment
Three months ended September 30, 2023	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$17,646	$1,078	$—	$1,360	$(1,350)	$18,734
Interest expense	5,990	332	—	309	—	6,631
Net interest income	$11,656	$746	$—	$1,051	$(1,350)	$12,103
Provision for credit losses	295	179	—	—	—	474
Noninterest income	166	511	1,187	—	—	1,864
Noninterest expense	9,194	949	796	334	—	11,273
Net income before taxes	$2,333	$129	$391	$717	$(1,350)	$2,220
Income tax provision (benefit)	597	—	—	(133)	—	464
Net income	$1,736	$129	$391	$850	$(1,350)	$1,756

(Dollars in thousands)	Commercial		Investment
Three months ended September 30, 2022	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$12,905	$441	$—	$1,122	$(1,116)	$13,352
Interest expense	351	16	—	191	—	558
Net interest income	$12,554	$425	$—	$931	$(1,116)	$12,794
Provision for (release of) loan losses	(35)	53	—	—	—	18
Noninterest income	1,329	291	1,053	—	—	2,673
Noninterest expense	8,397	957	725	338	—	10,417
Net income before taxes	$5,521	$(294)	$328	$593	$(1,116)	$5,032
Income tax provision (benefit)	1,191	—	—	(110)	—	1,081
Net income	$4,330	$(294)	$328	$703	$(1,116)	$3,951

(Dollars in thousands)	Commercial		Investment
Nine months ended September 30, 2023	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$49,569	$2,525	$—	$4,018	$(3,991)	$52,121
Interest expense	13,974	677	—	873	—	15,524
Net interest income	$35,595	$1,848	$—	$3,145	$(3,991)	$36,597
Provision for credit losses	369	361	—	—	—	730
Noninterest income	3,115	1,040	3,335	—	—	7,490
Noninterest expense	26,474	2,648	2,310	1,032	—	32,464
Net income before taxes	$11,867	$(121)	$1,025	$2,113	$(3,991)	$10,893
Income tax provision (benefit)	2,743	—	—	(396)	—	2,347
Net income (loss)	$9,124	$(121)	$1,025	$2,509	$(3,991)	$8,546

(Dollars in thousands)	Commercial		Investment
Nine months ended September 30, 2022	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$34,736	$1,311	$—	$3,295	$(3,282)	$36,060
Interest expense	1,015	41	—	426	—	1,482
Net interest income	$33,721	$1,270	$—	$2,869	$(3,282)	$34,578
Provision for (release of) credit losses	(270)	93	—	—	—	(177)
Noninterest income	3,996	1,614	3,446	—	—	9,056
Noninterest expense	24,744	2,808	2,263	744	—	30,559
Net income before taxes	$13,243	$(17)	$1,183	$2,125	$(3,282)	$13,252
Income tax provision (benefit)	2,930	—	—	(248)	—	2,682
Net income (loss)	$10,313	$(17)	$1,183	$2,373	$(3,282)	$10,570

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of September 30, 2023	$1,700,743	$91,923	$6	$166,160	$(165,110)	$1,793,722
Total Assets as of December 31, 2022	$1,616,173	$55,845	$—	$165,937	$(165,009)	$1,672,946

Note 8 - Derivative Financial Instruments

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

As of September 30, 2023, the interest rate swap had a notional amount of $150.0 million and a fair value of $3.9 million. All changes in fair value are recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

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

(Dollars in thousands)	September 30, 2023	December 31, 2022
Right-of-use assets	$3,323	$2,702
Lease liabilities	$3,494	$2,832
Weighted average remaining lease term	11.88 years	14.38 years
Weighted average discount rate	4.29%	4.37%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Operating lease cost	$112.1	$93.4	$336.3	$261.4
Cash paid for amounts included in the measurement of lease liabilities	$103.4	$87.5	$308.8	$238.3

The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2023.

(Dollars in thousands)
Year	Operating Leases
2023	$104
2024	424
2025	434
2026	444
2027	422
Thereafter	2,707
Total undiscounted lease payments	$4,535
Less effect of discounting	(1,041)
Present value of estimated lease payments (lease liability)	$3,494

Note 10 - Accumulated Other Comprehensive Loss

The following table presents the changes in each component or accumulated other comprehensive loss net of tax, for the nine months ended September 30, 2023.

(Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	(20,006)	(12,380)	(32,386)
Other comprehensive loss before reclassifications	(2,639)	—	(2,639)
Loss included in net income	987		987
Amortization of unrealized loss on securities transferred to held-to-maturity	—	981	981
Net other comprehensive income (loss) during period	(1,652)	981	(671)
Balance at September 30, 2023	(21,658)	(11,399)	(33,057)

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

Management has reviewed events occurring through the date the financial statements were available to be issued and no other subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of September 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 22, 2023 and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for credit losses and the amount of credit loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses, write-down assets, or take other actions;
•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets, and that could reduce anticipated or actual margins; temporarily reduce the market value of our available-for-sale investment securities and temporarily reduce accumulated other comprehensive income or increase accumulated other comprehensive loss, which temporarily could reduce shareholders’ equity;
•	enterprise risk management may not be effective in mitigating risk and reducing the potential for losses;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation, including the impact of inflation on us, including a decrease in demand for new mortgage loan and commercial real estate loan originations and refinancings, an increase in competition for deposits, and an increase in non-interest expense, which may have an adverse impact on our financial performance;
•	changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;
•	FDIC assessment which has increased, and may continue to increase, our cost of doing business;
•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
•	changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, and returns available to customers on alternative investments;
•	changes in technology, including the increasing use of artificial intelligence;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies, including potential changes in tax laws and regulations;
•	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, the Russian invasion of Ukraine, the war between Israel and Hamas, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, in Part II, Item 1A of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

All forward-looking statements in this report are based on information available to us as of the date of this report. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Overview

The following discussion describes our results of operations for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 and analyzes our financial condition as of September 30, 2023 as compared to December 31, 2022. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb our estimate of expected credit losses on existing loans that may become uncollectible. We establish and maintain this allowance by recording a provision for or release of credit losses against our earnings. In the following section, we have included a detailed discussion of this process.

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

Recent Events

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments, deposits and borrowings through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member banks’ deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. During 2022 and the first nine months of 2023, market interest rates have increased significantly due to an increase in inflation.

The target range of federal funds was 5.25% - 5.50% at September 30, 2023 compared to 3.00% - 3.25% at September 30, 2022. Changes in market interest rates can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. Furthermore, changes in market interest rates can have a significant impact on the level of mortgage originations and related mortgage banking income.

Between March 10, 2023 and March 12, 2023, two financial institutions unrelated to the Company experienced a significant run on deposits, leading to insolvency. Both institutions had deposit concentrations related to higher-risk customer types, such as venture capital and cryptocurrency. Both institutions failed and were placed into receivership by the FDIC. The Federal Reserve determined that these institutions were a systemic risk and therefore, in concert with the FDIC, have determined that all deposits held by these two institutions will be insured. Then, on May 1, 2023, First Republic Bank failed and was placed into receivership by the FDIC. These three bank failures have created market volatility for the financial sector; however, the ultimate ramifications of these events have yet to be seen but will likely result in continued increases in FDIC assessments. These events have not caused any significant changes in deposit balances at the Company since the date of the balance sheet.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our unaudited consolidated financial statements as of September 30, 2023 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies. We have identified the determination of the allowance for credit losses, income taxes, goodwill and other intangible assets, derivative instruments, and deferred tax assets to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management has reviewed and approved these critical accounting policies and estimates and has discussed these policies with our Audit and Compliance Committee. A brief discussion of each of these areas appears in our 2022 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023.

There have been no significant changes to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023.

Comparison of Results of Operations for Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Net Income

Our net income for the three months ended September 30, 2023 was $1.8 million, or $0.23 diluted earnings per common share, as compared to $4.0 million, or $0.52 diluted earnings per common share, for the three months ended September 30, 2022. The $2.2 million decline in net income between the two periods is primarily due to a $691,000 decline in net interest income, a $456,000 increase in provision for credit losses, an $809,000 decline in non-interest income and an $856,000 increase in non-interest expense partially offset by a $617,000 reduction in income tax expense.

•	The decline in net interest income results from a 31 basis points decline in net interest margin partially offset by a $71.4 million increase in average earning assets between the two periods.

•	The $474,000 provision for credit losses during the three months ended September 30, 2023 is primarily related to a $59.5 million increase in loans held-for-investment and a $45.4 million increase in unfunded commitments net of unconditionally cancellable commitments, which was partially offset by reductions in our qualitative factors related to forecast alternative scenarios due to a resilient consumer and economy and changes in staff and markets due to the seasoning of our Rock Hill, South Carolina team and market, which was added in the first quarter of 2022.

The $18,000 in provision for loan losses for the three months ended September 30, 2022 is primarily related to a decrease in our COVID-19 qualitative factor in our allowance for loan losses methodology and net recoveries during the three months ended September 30, 2022, which was partially offset by loan growth and increases in our economic conditions qualitative factor due to inflation, supply chain bottlenecks, labor shortages in certain industries, and the war in Ukraine.

•	The $809,000 decline in non-interest income is primarily related to a decline in non-recurring non-interest income of $1.2 million partially offset by increases in mortgage banking income of $218,000 and investment advisory fees and non-deposit commissions of $134,000. The $1.2 million in non-recurring contra (negative) non-interest income during the three months ended September 30, 2023 includes a loss on sale of securities of $1.2 million partially offset by a gain on other real estate owned of $46,000. Non-recurring non-interest income was zero during the three months ended September 30, 2022.

o	During the three months ended September 2023, we sold $39.9 million of book value U.S. Treasuries in our available-for-sale investment securities portfolio. While this sale created a one-time pre-tax loss of $1.2 million, it provided additional liquidity which is being used to pay down borrowings and fund loan growth. The weighted average book yield of the securities sold was 1.75% and the projected earn back period is 1.6 years. Such measures transition the balance sheet to be more efficient, improves net interest margin, and positions us for higher earnings in the future.

•	Non-interest expense increased $856,000 primarily due to increases in salaries and benefits of $240,000, equipment expense of $85,000, marketing and public relations expense of $446,000, and FDIC assessments of $90,000.

•	Our effective tax rate was 20.90% during the three months ended September 30, 2023 compared to 21.48% during the three months ended September 30, 2022.

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

Net interest income decreased $691,000, or 5.4%, to $12.1 million for the three months ended September 30, 2023 from $12.8 million for the three months ended September 30, 2022. Our net interest margin decreased by 31 basis points to 2.95% during the three months ended September 30, 2023 from 3.26% during the three months ended September 30, 2022. Our net interest margin, on a taxable equivalent basis, was 2.96% for the three months ended September 30, 2023 compared to 3.29% for the three months ended September 30, 2022. Average earning assets were $1.6 billion for the three months ended September 30, 2023 and in the same period of 2022.

•	The decrease in net interest income was driven by a 31 basis points reduction in net interest margin partially offset by a $71.4 million increase in average earning assets.

•	The increase in average earning assets was due to a $127.4 million, or 13.6%, increase in loans partially offset by declines of $48.0 million in investment securities and $8.1 million in short-term investments.

•	The decline in net interest margin was due to our cost of funds increasing at a higher rate than our yield on earning assets.

o	Investment securities represented 32.7% of average total earning assets for the three months ended September 30, 2023 compared to 37.3% during the same period in 2022. This decline was primarily due to the previously mentioned sale of investment securities and normal principal cash flows from the investment securities portfolio.
o	Short-term investments represented 1.8% of average total earning assets for the three months ended September 30, 2023 compared to 2.4% during the same period in 2022.
o	Loans represented 65.5% of average total earning assets for the three months ended September 30, 2023 compared to 60.3% during the same period in 2022.
o	During 2022 and the first nine months of 2023, market interest rates increased significantly due to an increase in inflation. The target range of federal funds was 5.25% - 5.50% at September 30, 2023 compared to 3.00% - 3.25% at September 30, 2022.
o	Effective May 5, 2023, we entered into Pay-Fixed Swap Agreement for a notional amount of $150.0 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Pay-Fixed Swap Agreement will mature on May 5, 2026 and we will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate. This interest rate swap positively impacted interest on loans by $626,000 during the three months ended September 30, 2023. Loan yields and net interest margin each benefited during the three months ended September 30, 2023 with an increase of 25 basis points and 16 basis points, respectively.

 Average loans increased $127.4 million, or 13.6%, to $1.1 billion for the three months ended September 30, 2023 from $938.3 million for the same period in 2022. Our loan (including loans held-for-sale) to deposit ratio on average during the three months ended September 30, 2023 was 74.4%, as compared to 64.7% during same period in 2022. Our average growth in loans during the three months ended September 30, 2023 from the same period in 2022 of $127.4 million exceeded our decline in deposits of $17.1 million during the same period. Total deposits declined $50.9 million during the fourth quarter of 2022; however, total deposits increased $106.6 million, or 7.7% (10.3% annualized), during the first nine months of 2023. The yield on loans increased 87 basis points to 5.14% during the three months ended September 30, 2023 from 4.27% during the same period in 2022 due to an increase in market interest rates and the Pay-Fixed Swap Agreement.

Average securities for the three months ended September 30, 2023 decreased $48.0 million, or 8.3%, to $533.1 million from $581.0 million during the same period in 2022. Short-term investments and CDs declined $8.1 million to $29.5 million during the three months ended September 30, 2023 from $37.5 million during the same period in 2022. The decline in short-term investments was due to the deployment of lower yielding short-term investments into higher yielding loans. The yield on our securities portfolio increased to 3.42% for the three months ended September 30, 2023 from 2.09% for the same period in 2022. The yield on our short-term investments increased to 4.51% for the three months ended September 30, 2023 from 2.05% for the same period in 2022 due to the FOMC increasing the target range of federal funds a total of 5.25% since March 2022.

The yields on earning assets for the three months ended September 30, 2023 and 2022 were 4.56% and 3.40%, respectively.

The cost of interest-bearing liabilities was 2.27% during the three months ended September 30, 2023 compared to 21 basis points during the same period in 2022. The cost of deposits, including demand deposits, was 1.32% during the three months ended September 30, 2023 compared to nine basis points during the same period in 2022. The cost of funds, including demand deposits, was 1.64% during the three months ended September 30, 2023 compared to 14 basis points during the same period in 2022. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, IRAs, and customer cash management repurchase agreements) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the three months ended September 30, 2023, pure deposits averaged 92.5% of total deposits plus customer cash management repurchase agreements as compared to 92.5% during the same period of 2022.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Three months ended September 30, 2023			Three months ended September 30, 2022
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans
PPP loans	$173	$1	2.29%	$244	$1	1.63%
Non-PPP loans	1,065,525	13,803	5.14%	938,074	10,099	4.27%
Total loans	1,065,698	13,804	5.14%	938,318	10,100	4.27%
Non-taxable securities	50,569	366	2.87%	52,732	385	2.90%
Taxable securities	482,525	4,229	3.48%	528,312	2,673	2.01%
Int bearing deposits in other banks	29,468	335	4.51%	37,486	194	2.05%
Fed funds sold	—	—	NA	43	—	0.00%
Total earning assets	1,628,260	18,734	4.56%	1,556,891	13,352	3.40%
Cash and due from banks	25,782			25,033
Premises and equipment	31,078			32,016
Goodwill and other intangibles	15,300			15,457
Other assets	56,044			49,587
Allowance for credit losses - investments	(37)			—
Allowance for credit losses - loans	(11,757)			(11,247)
Total assets	$1,744,670			$1,667,737

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$297,926	$519	0.69%	$335,648	$48	0.06%
Money market accounts	378,931	2,866	3.00%	320,202	156	0.19%
Savings deposits	126,071	72	0.23%	167,302	23	0.05%
Time deposits	182,252	1,320	2.87%	144,338	105	0.29%
Fed funds purchased	1,587	20	5.00%	262	3	4.54%
Securities sold under agreements to repurchase	71,492	446	2.48%	71,376	32	0.18%
FHLB Advances	83,261	1,079	5.14%	—	—	NA
Other long-term debt	14,964	309	8.19%	14,964	191	5.06%
Total interest-bearing liabilities	1,156,484	6,631	2.27%	1,054,092	558	0.21%
Demand deposits	447,643			482,461
Allowance for credit losses - unfunded commitments	431			—
Other liabilities	15,035			12,183
Shareholders’ equity	125,077			119,001
Total liabilities and shareholders’ equity	$1,744,670			$1,667,737

Cost of deposits, including demand deposits			1.32%			0.09%
Cost of funds, including demand deposits			1.64%			0.14%
Net interest spread			2.28%			3.19%
Net interest income/margin		$12,103	2.95%		$12,794	3.26%
Net interest income/margin (tax equivalent)		$12,165	2.96%		$12,925	3.29%

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Three Months Ended September 30,
	2023 versus 2022
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$1,483	$2,221	$3,704
Non-taxable securities	(16)	(3)	(19)
Taxable securities	(250)	1,806	1,556
Interest bearing deposits in other banks	(49)	190	141
Total interest income	1,168	4,214	5,382

Interest expense:
Interest-bearing transaction accounts	(6)	477	471
Money market accounts	34	2,676	2,710
Savings deposits	(7)	56	49
Time deposits	35	1,180	1,215
Federal Funds purchased	17	—	17
Securities sold under agreements to repurchase	—	414	414
FHLB Advances	540	539	1,079
Other long-term debt	—	118	118
Total interest expense	613	5,460	6,073
Total net interest income	$555	$(1,246)	$(691)

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended September 30, 2023 decreased to $1.9 million from $2.7 million during the same period in 2022. The decrease in non-interest income was primarily related to a loss on sale of securities of $1.2 million, partially offset by increases in mortgage banking income of $218,000 and investment advisory fees and non-deposit commissions of $134,000.

Mortgage banking income increased $218,000 to $508,000 during the three months ended September 30, 2023 from $290,000 during the same period in 2022. Secondary mortgage production during the three months ended September 30, 2023 was $17.3 million compared to $10.2 million during the same period in 2022 while the gain on sale margin declined to 2.93% during the three months ended September 2023 from 2.85% during the same period in 2022.

With the headwinds of rising interest rates, we began to market an adjustable rate mortgage (ARM) product during the second quarter of 2022 to provide borrowers with an alternative to fixed-rate mortgages and to help offset anticipated mortgage production challenges. Currently, we are offering 5/6, 7/6, and 10/6 ARM loans that are originated for our loans held-for-investment portfolio. Furthermore, we added a new construction residential real estate team and product during the latter part of 2022. Total mortgage production during the three months ended September 30, 2023 was $41.7 million, $17.3 million of the production was originated to be sold in the secondary market, $11.4 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $13.0 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income.

Investment advisory fees rose $134,000 to $1.2 million during the three months ended September 30, 2023 from $1.1 million during the same period in 2022. Total assets under management increased to $674.5 million at September 30, 2023 compared to $529.5 million at September 30, 2022. Total assets under management were $558.8 million at December 31, 2022. Our net new assets were $16.6 million during the three months ended September 30, 2023. Furthermore, our investment performance for the three months ended September 30, 2023 was down 2.6% compared to the S&P 500 being down 3.6% for; our investment performance for the nine months ended September 30, 2023 was 13.9% compared to 11.7% for the S&P 500; and our investment performance for the 12-month period ended September 30, 2023 was 16.6% compared to 19.6% for the S&P 500.

The $1.2 million in non-recurring contra non-interest income during the three months ended September 30, 2023 includes a loss on sale of securities of $1.2 million partially offset by a gain on other real estate owned of $46,000.  Non-recurring non-interest income was zero during the three months ended September 30, 2022.

The following table shows the components of non-interest income for the three-month periods ended September 30, 2023 and September 30, 2022.

(Dollars in thousands)	Three months ended September 30,
	2023	2022
Deposit service charges	$240	$243
Mortgage banking income	508	290
Investment advisory fees and non-deposit commissions	1,187	1,053
Loss on sale of securities	(1,249)	—
Gain on sale of other assets	46	—
ATM debit card income	688	682
Bank owned life insurance	189	182
Rental income	94	78
Other service fees including safe deposit box fees	58	64
Wire transfer fees	30	34
Other	73	47
	$1,864	$2,673

Non-interest expense increased $856,000 during the three months ended September 30, 2023 to $11.3 million compared to $10.4 million during the same period in 2022. The $856,000 increase in non-interest expense is primarily related to increases in salaries and benefits, equipment expense, marketing and public relations expense, and FDIC assessments.

•	Salary and benefits expense increased $240,000 to $6.6 million during the three months ended September 30, 2023 from $6.4 million during the same period in 2022. This increase is primarily a result of normal salary adjustments and higher mortgage banking and financial planning and investment advisory commissions partially offset by lower mortgage banking recruiting fees related to the addition of new mortgage banking lenders during the third quarter of 2022. We had 267 full time employees at September 30, 2023 compared to 251 at September 30, 2022.
•	Equipment expense increased $85,000 to $416,000 during the three months ended September 30, 2023 compared to $331,00 during the same period in 2022 primarily due to higher equipment maintenance and repair and equipment depreciation.
•	Marketing and public relations increased $446,000 to $609,000 during the three months ended September 30, 2023 from $163,000 during the same period in 2022 primarily due to the timing of planned media production and campaigns. We expect marketing and public relations expense to be lower during the fourth quarter of 2023 compared to the third quarter of 2023.
•	FDIC assessments increased $90,000 to $211,000 during the three months ended September 30, 2023 compared to $121,000 during the same period in 2022 due to an increase in our expected FDIC assessment rate.
•	Other non-interest expense was relatively flat at $2.6 million during the three months ended September 2023 and September 2022.
o	Debit card and fraud losses increased $247,000 to $277,000 during the three months ended September 30, 2023 compared to $30,000 during the same period in 2022. Debit card losses were $46,000 and check fraud losses were $230,000 during the third quarter of 2023. We experienced an extraordinary spike in mail check fraud losses during the third quarter. Historically, our fraud losses have been well under those of peers. We believe this recent spike, with over three times the normal customer-reported incidences, is directly related to confirmed local mail thefts within our markets, as well as fraudsters targeting smaller counterfeit check amounts to avoid early detection. Our current case volumes, as reported by customers, suggest that the spike has abated. However, because fraud risk is ever evolving, we have responded with countermeasures including deploying additional resources, and conducting a formal customer education marketing campaign called “THINK TWICE”, which requests customers who have been a victim of fraud to enhance their check authorization processes and upgrade to our current fraud detection system.
o	Legal and professional fees declined $298,000 to $198,000 during the three months ended September 2023 compared to $496,000 during the same period in 2022 primarily due to lower legal expense.

The following table shows the components of non-interest expense for the three-month periods ended September 30, 2023 and September 30, 2022.

(Dollars in thousands)	Three months ended September 30,
	2023	2022
Salaries and employee benefits	$6,613	$6,373
Occupancy	776	786
Equipment	416	331
Marketing and public relations	609	163
FDIC Insurance assessments	211	121
Other real estate expense	21	19
Amortization of intangibles	39	39
Core banking and electronic processing and services	576	600
ATM/debit card processing	275	241
Software subscriptions and services	262	234
Supplies	37	52
Telephone	122	93
Courier	71	67
Correspondent services	95	75
Insurance	96	88
Debit card and Fraud losses	277	30
LPL	68	99
Loan processing and closing costs	105	97
Director fees	143	128
Legal and Professional fees	198	496
Shareholder expense	48	58
Other	215	227
Total	$11,273	$10,417

Income Tax Expense

We incurred income tax expense of $464,000 and $1.1 million for the three months ended September 30, 2023 and 2022, respectively. Our effective tax rate was 20.90% and 21.48% for the three months ended September 30, 2023 and 2022, respectively.

Comparison of Results of Operations for Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

Net Income

Our net income for the nine months ended September 30, 2023 was $8.5 million, or $1.12 diluted earnings per common share, as compared to $10.6 million, or $1.39 diluted earnings per common share, for the nine months ended September 30, 2022. The $2.0 million decline in net income between the two periods is primarily due to a $1.9 million increase in non-interest expense, a $1.6 million decline in non-interest income, and a $907,000 increase in provision for credit losses partially offset by a $2.0 million increase in net interest income and a $335,000 decline in income taxes.

•	The increase in net interest income results from an increase of $76.8 million in average earning assets and an increase of three basis points in the net interest margin between the two periods.

•	The $730,000 provision for credit losses during the nine months ended September 30, 2023 is primarily related to a $110.8 million increase in loans held-for-investment, a $60.2 million increase in unfunded commitments net of unconditionally cancellable commitments, and an increase in our changes in staff, markets, and product qualitative factor related to our new residential construction mortgage team and product partially offset by a reduction in our qualitative factors for changes in staff, markets, and products due to the seasoning of our Rock Hill, South Carolina team and market, which was added in the first quarter of 2022, and a reduction in our qualitative factors due to a $4.8 million reduction in non-accrual loans.

The $177,000 in release of credit losses during the nine months ended September 30, 2022 is primarily related to the following: a decrease in our COVID-19 qualitative factor in our allowance for loan losses methodology and net recoveries during the nine months ended September 30, 2022 partially offset by increases in our economic conditions qualitative factor due to inflation, supply chain bottlenecks, labor shortages in certain industries, and the war in Ukraine; an increase in our changes in staff qualitative factor due to the addition of a new team and new market in York County, South Carolina in March 2022; an increase in our change in total of past due, rated, and non-accrual loans qualitative factor due to a $4.1 million loan being moved to non-accrual status in June 2022; and loan growth.

•	The $1.6 million decline in non-interest income is primarily related to decreases in non-recurring non-interest income of $941,000, mortgage banking income of $576,000, and investment advisory fees and non-deposit commissions of $111,000. The $977,000 in non-recurring non-interest income during the nine months ended September 30, 2023 includes the previously mentioned loss on sale of securities of $1.2 million, gains on sale of other real estate owned of $151,000, a bank owned life insurance claim of $93,000, and gains on insurance proceeds of $28,000. We recorded $36,000 in other non-recurring contra income related to loss on sale of other real estate owned of $45,000 partially offset by gains on insurance proceeds of $9,000 during the nine months ended September 30, 2022.

•	Non-interest expense increased $1.9 million primarily due to increases in salaries and benefits of $785,000, occupancy expense of $142,000, equipment expense of $137,000, marketing and public relations of $355,000, FDIC assessment of $258,000, and other expense of $465,000 partially offset by lower other real estate expense of $237,000.

•	Our effective tax rate was 21.55% during the nine months ended September 30, 2023 compared to 20.24% during the nine months ended September 30, 2022.
o	The increase in the effective tax rate was primarily due to a $153,000 non-recurring reduction to income tax expense during the nine months ended September 30, 2022.

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

Net interest income increased $2.0 million, or 5.8%, to $36.6 million for the nine months ended September 30, 2023 from $34.6 million for the nine months ended September 30, 2022. Our net interest margin increased by three basis points to 3.04% during the nine months ended September 30, 2023 from 3.01% during the nine months ended September 30, 2022. Our net interest margin, on a taxable equivalent basis, was 3.06% for the nine months ended September 30, 2023 compared to 3.05% for the nine months ended September 30, 2022. Average earning assets increased $76.8 million, or 5.0%, to $1.6 billion for the nine months ended September 30, 2023 compared to $1.5 billion in the same period of 2022.

•	The increase in net interest income was primarily due to higher levels of average earning assets and net interest margin.

•	The increase in average earning assets was due to a $119.4 million increase in loans partially offset by declines of $17.6 million in securities and $25.0 million in short-term investments.

•	The increase in net interest margin was due to a change in the mix of our earning assets from lower yielding securities and short-term investments to higher yielding loans, which resulted in a higher percentage of earning assets in higher yielding loans, due to an increase in market interest rates, and due to a pay-fixed/receive-floating interest rate swap (the “Pay-Fixed Swap Agreement”) described below.
o	Investment securities represented 34.4% of average total earning assets for the nine months ended September 30, 2023 compared to 37.2% during the same period in 2022.
o	Short-term investments represented 2.1% of average total earning assets for the nine months ended September 30, 2023 compared to 3.9% during the same period in 2022.
o	Loans represented 63.5% of average total earning assets for the nine months ended September 30, 2023 compared to 58.9% during the same period in 2022.
o	During 2022 and the first nine months of 2023, market interest rates increased significantly due to an increase in inflation. The target range of federal funds was 5.25% - 5.50% at September 30, 2023 compared to 3.00% - 3.25% at September 30, 2022.
o	Effective May 5, 2023, we entered into Pay-Fixed Swap Agreement for a notional amount of $150.0 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Pay-Fixed Swap Agreement will mature on May 5, 2026 and we will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate. This interest rate swap positively impacted interest on loans by $962,000 during the nine months ended September 30, 2023. Loan yields and net interest margin both benefited during the nine months ended September 30, 2023 with an increase of 13 basis points and eight basis points, respectively.

Average loans increased $119.4 million, or 13.2%, to $1.0 billion for the nine months ended September 30, 2023 from $904.0 million for the same period in 2022. Our loan (including loans held-for-sale) to deposit ratio on average during the nine months ended September 30, 2023 was 72.7%, as compared to 63.8% during same period in 2022. Our average growth in loans during the nine months ended September 30, 2023 from the same period in 2022 of $119.4 million exceeded our decline in deposits of $9.8 million during the same period. The yield on loans increased 67 basis points to 4.87% during the nine months ended September 30, 2023 from 4.20% during the same period in 2022 due to an increase in market interest rates and the Pay-Fixed Swap Agreement.

Average securities for the nine months ended September 30, 2023 declined $17.6 million, or 3.1%, to $553.5 million from $571.1 million during the same period in 2022. Short-term investments declined $25.0 million to $34.1 million during the nine months ended September 30, 2023 from $59.1 million during the same period in 2022. These declines were due to the deployment of lower yielding short-term investments and securities into higher yielding loans. The yield on our securities portfolio increased to 3.29% for the nine months ended September 30, 2023 from 1.70% for the same period in 2022. The yield on our short-term investments increased to 4.80% for the nine months ended September 30, 2023 from 0.88% for the same period in 2022 due to the FOMC increasing the target range of federal funds a total of 5.25% since March 2022.

The yields on earning assets for the nine months ended September 30, 2023 and 2022 were 4.33% and 3.14%, respectively.

The cost of interest-bearing liabilities was 1.83% during the nine months ended September 30, 2023 compared to 0.19% during the same period in 2022. The cost of deposits, including demand deposits, was 0.96% during the nine months ended September 30, 2023 compared to 0.09% during the same period in 2022. The cost of funds, including demand deposits, was 1.31% during the nine months ended September 30, 2023 compared to 0.13% during the same period in 2022. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, IRAs, and customer cash management repurchase agreements) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the nine months ended September 30, 2023, pure deposits averaged 91.2% of total deposits plus customer cash management repurchase agreements as compared to 92.0% during the same period of 2022.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans
PPP loans	$191	$4	2.80%	$368	$48	17.44%
Non-PPP loans	1,023,237	37,273	4.87%	903,621	28,359	4.20%
Total loans	1,023,428	37,277	4.87%	903,989	28,407	4.20%
Non-taxable securities	50,950	1,109	2.91%	52,480	1,140	2.90%
Taxable securities	502,546	12,513	3.33%	518,651	6,126	1.58%
Int bearing deposits in other banks	34,016	1,221	4.80%	59,050	387	0.88%
Fed funds sold	41	1	3.26%	21	—	0.00%
Total earning assets	1,610,981	52,121	4.33%	1,534,191	36,060	3.14%
Cash and due from banks	25,760			27,295
Premises and equipment	31,257			32,391
Goodwill and other intangibles	15,339			15,496
Other assets	54,122			46,658
Allowance for credit losses - investments	(41)			—
Allowance for credit losses - loans	(11,563)			(11,228)
Total assets	$1,725,855			$1,644,803

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$310,598	$1,115	0.48%	$336,584	$138	0.05%
Money market accounts	350,109	6,424	2.45%	309,717	384	0.17%
Savings deposits	137,529	193	0.19%	155,856	65	0.06%
Time deposits	156,954	2,430	2.07%	149,559	387	0.35%
Fed funds purchased	1,471	53	4.82%	88	3	4.56
Securities sold under agreements to repurchase	76,129	1,165	2.05%	75,309	79	0.14%
FHLB advances	87,487	3,271	5.00%	—	—	NA
Other long-term debt	14,964	873	7.80%	14,964	426	3.81%
Total interest-bearing liabilities	1,135,241	15,524	1.83%	1,042,077	1,482	0.19%
Demand deposits	452,884			466,139
Allowance for credit losses - unfunded commitments	404			—
Other liabilities	14,318			12,549
Shareholders’ equity	123,008			124,038
Total liabilities and shareholders’ equity	$1,725,855			$1,644,803

Cost of deposits, including demand deposits			0.96%			0.09%
Cost of funds, including demand deposits			1.31%			0.13%
Net interest spread			2.50%			2.95%
Net interest income/margin		$36,597	3.04%		$34,578	3.01%
Net interest income/margin (tax equivalent)		$36,833	3.06%		$34,969	3.05%

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Nine Months Ended September 30,
	2023 versus 2022
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$4,024	$4,846	$8,870
Non-taxable securities	(33)	2	(31)
Taxable securities	(196)	6,583	6,387
Interest bearing deposits in other banks	(228)	1,062	834
Federal Funds sold	—	1	1
Total interest income	3,567	12,494	16,061

Interest expense:
Interest-bearing transaction accounts	(11)	988	977
Money market accounts	57	5,984	6,041
Savings deposits	(9)	136	127
Time deposits	20	2,023	2,043
Federal Funds purchased	50	—	50
Securities sold under agreements to repurchase	1	1,085	1,086
FHLB Advances	1,635	1,636	3,271
Other long-term debt	—	447	447
Total interest expense	1,743	12,299	14,042
Total net interest income	$1,824	$195	$2,019

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Credit Losses

On January 1, 2023, we adopted CECL, which resulted in a day one reduction of $14,000 to the allowance for credit losses on loans offset by increases of $398,000 to the allowance for credit losses on unfunded commitments and $43,500 to the allowance for credit losses on held-to-maturity investments. Furthermore, deferred tax assets increased $90,000 and retained earnings declined $337,000. Compared to the day one CECL results, the allowance for credit losses on loans increased $496,000 to $11.8 million at September 30, 2023 from $11.3 million at January 1, 2023; the allowance for credit losses on unfunded commitments increased $245,000 to $643,000 as of September 30, 2023 from $398,000 as of January 1, 2023; and the allowance for credit losses on held-to-maturity investments declined $11,500 to $32,000 at September 30, 2023 from $43,500 at January 1, 2023. As of September 30, 2023, the combined allowance for credit losses for loans, unfunded commitments, and investments was $12.5 million compared to $11.8 million at January 1, 2023 and $11.3 million at December 31, 2022.

The allowance for credit losses on loans as a percentage of total loans held-for-investment was 1.08% at September 30, 2023, 1.15% at January 1, 2023, and 1.16% at December 31, 2022.

Refer to the “Application of New Accounting Guidance Adopted in 2023” section in Note 1 for more information about our CECL adoption and methodology.

We have a significant portion of our loan portfolio with real estate as the underlying collateral. As of September 30, 2023 and December 31, 2022, approximately 91.5% and 91.2%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

The non-performing asset ratio was 0.04% of total assets with the nominal level of $730,000 in non-performing assets at September 30, 2023 compared to 0.35% and $5.8 million at December 31, 2022. Non-accrual loans declined to $61,000 at September 30, 2023 from $4.9 million at December 31, 2022. The declines in both non-performing assets and non-accrual loans from December 31, 2022 to September 30, 2023 were due to non-accrual loan payoffs and paydowns primarily due to the successful resolution of two customer relationships with three non-accrual loans totaling $716,000, which were paid-off during the first quarter of 2023; and due to one large loan relationship totaling $3.9 million, which was resolved during the second quarter of 2023. The resolution of the $3.9 million loan relationship during the second quarter of 2023 occurred through the foreclosure process followed by the timely sale of the real estate at a gain of $105,000. We had $3,000 in accruing loans past due 90 days or more at September 30, 2023 compared to $2,000 at December 31, 2022. Loans past due 30 days or more represented 0.06% of the loan portfolio at September 30, 2023 compared to 0.06% at December 31, 2022. The ratio of classified loans plus OREO and repossessed assets declined to 1.17% of total bank regulatory risk-based capital at September 30, 2023 from 4.47% at December 31, 2022. During the three months ended September 30, 2023, we experienced net loan recoveries of $11,000 (charge-offs of $21,000 less recoveries of $32,000) and net overdraft charge-offs of $11,000 (charge-offs of $13,000 and recoveries of $2,000). During the nine months ended September 30, 2023, we experienced net loan recoveries of $40,000 (charge-offs of $24,000 less recoveries of $64,000) and net overdraft charge-offs of $35,000 (charge-offs of $46,000 and recoveries of $11,000). In comparison, we experienced net loan recoveries of $88,000 and net overdraft charge-offs of $11,000 during the three months ended September 30, 2022 and net loan recoveries of $348,000 and net overdraft charge-offs of $35,000 during the nine months ended September 30, 2022.

There were five loans totaling $64,000 (0.01% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at September 30, 2023. Three of these loans were on non-accrual status. The largest loan of the three is $34,000 and is secured by a second mortgage lien. The average balance of the remaining two loans on non-accrual status is approximately $14,000 with a range between $3,000 and $24,000. One of these loans is secured by a second mortgage lien and one loan is secured by a truck. Furthermore, we had $81,000 in accruing trouble debt restructurings, or TDRs, at September 30, 2023 compared to $88,000 at December 31, 2022. We had two loans totaling $3,000 that were accruing loans past due 90 days or more at September 30, 2023. At September 30, 2023, we considered loan relationships exceeding $500,000 and on non-accrual status as individually assessed loans for the allowance for credit losses. At September 30, 2023, we had no individually assessed loans. At December 31, 2022, we considered a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. Non-accrual loans and accruing TDRs were considered impaired. At December 31, 2022, we had 11 impaired loans totaling $5.0 million. The specific allowance for individually assessed loans is based on the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. There was no specific allowance for credit losses on our individually assessed loans at September 30, 2023 and December 31, 2022. At September 30, 2023, we had $614,000 in loans that were delinquent 30 days to 89 days representing 0.06% of total loans compared to $565,000 or 0.06% of total loans at December 31, 2022.

The following table summarizes the activity related to our allowance for credit losses for the periods indicated:

Allowance for Credit Losses - Loans

	Nine Months Ended
	September 30,
(Dollars in thousands)	2023	2022
Average loans outstanding (excluding loans held-for-sale)	$1,060,566	$897,154
Loans outstanding at period end (excluding loans held-for-sale)	$1,091,645	$950,210
Non-performing assets:
Non-accrual loans	$61	$4,875
Loans 90 days past due still accruing	3	30
Foreclosed real estate	666	984
Repossessed-other	—	—
Total non-performing assets	$730	$5,889

Beginning balance of allowance	$11,336	$11,179
Adjustment to allowance for adopting ASU 2016-13	(14)	—
Loans charged-off:
Commercial	20	1
Consumer - Other	50	46
Total loans charged-off	70	47
Recoveries:
Commercial	4	16
Real Estate Mortgage – Residential	4	5
Real Estate Mortgage – Commercial	33	318
Real Estate – Construction	2	—
Consumer – Home Equity	19	10
Consumer – Other	13	11
Total recoveries	75	360
Net loan charge offs	(5)	313
Provision for credit/loan losses[1]	491	(177)
Balance at period end	$11,818	$11,315

Net charge offs to average loans (annualized)	(0.00)%	(0.05)%
Allowance as percent of total loans	1.08%	1.19%
Non-performing assets as % of total assets	0.04%	0.36%
Allowance as % of non-performing loans	18,465.63%	230.68%
Non-accrual loans as % of total loans	0.01%	0.54%
Allowance as % of non-accrual loans	19,373.77%	232.10%

The following table details net charge-offs to average loans outstanding by loan category for the periods indicated.

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off Ratio	Net Charge- Offs (Recoveries)	Average Loans HFI	Net Charge-Off Ratio
Commercial	16	76,999	0.02%	(16)	71,739	-0.02%
Real estate:
Construction	(2)	103,604	0.00%	—	89,825	0.00%
Mortgage-residential	(4)	79,558	-0.01%	(5)	49,890	-0.01%
Mortgage-commercial	(33)	753,827	0.00%	(318)	681,903	-0.05%
Consumer:
Home Equity	(19)	31,437	-0.06%	(9)	27,631	-0.04%
Other	37	15,141	0.24%	35	14,224	0.26%
Total:	(5)	1,060,566	0.00%	(313)	935,212	-0.03%

(1)	Average loans exclude loans held for sale

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Credit Losses - Loans

	September 30, 2023		December 31, 2022
		% of allowance in		% of allowance in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial	$987	8.4%	$849	7.5%
Real Estate – Construction	1,350	11.4%	75	.7%
Real Estate Mortgage:
Residential	984	8.3%	723	6.4%
Commercial	7,819	66.2%	8,569	75.6%
Consumer:
Home Equity	439	3.7%	314	2.8%
Other	239	2.0%	170	1.5%
Unallocated	—	—	636	5.6%
Total	$11,818	100.0%	$11,336	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the nine months ended September 30, 2023 declined to $7.5 million from $9.1 million during the same period in 2022. The $1.6 million decline in non-interest income is primarily related to decreases in non-recurring non-interest income of $941,000, mortgage banking income of $576,000, and investment advisory fees and non-deposit commissions of $111,000.

During the third quarter of 2023, we sold $39.9 million of book value U.S. Treasuries in our available-for-sale investment securities portfolio. While this sale created a one-time pre-tax loss of $1.2 million, it provided additional liquidity which is being used to pay down borrowings and fund loan growth. The weighted average book yield of the securities sold was 1.75% and the projected earn back period is 1.6 years. Such measures transition the balance sheet to be more efficient, improves net interest margin, and positions us for higher earnings in the future.

Mortgage banking income declined $576,000 to $1.0 million during the nine months ended September 30, 2023 from $1.6 million during the same period in 2022. Secondary mortgage production during the nine months ended September 30, 2023 was $35.5 million compared to $56.1 million during the same period in 2022 while the gain on sale margin increased to 2.92% during the nine months ended September 2023 from 2.87% during the same period in 2022. The reduction in mortgage production was primarily due to a higher interest rate environment and low levels of home inventories.

With the headwinds of rising interest rates, we began to market an adjustable rate mortgage (ARM) product during the second quarter of 2022 to provide borrowers with an alternative to fixed-rate mortgages and to help offset anticipated mortgage production challenges. Currently, we are offering 5/6, 7/6, and 10/6 ARM loans that are originated for our loans held-for-investment portfolio. Furthermore, we added a new construction residential real estate team and product during the latter part of 2022. Total mortgage production during the nine months ended September 30, 2023 was $97.1 million, $35.5 million of the production was originated to be sold in the secondary market, $22.5 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $39.1 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income.

Investment advisory fees declined $111,000 to $3.3 million during the nine months ended September 30, 2023 from $3.4 million during the same period in 2022. Total assets under management were $674.5 million at September 30, 2023 compared to $529.5 million at September 30, 2022. Total assets under management were $558.8 million at December 31, 2022. Our net new assets were $38.2 million during the nine months ended September 30, 2023. Furthermore, our investment performance for the nine months ended September 30, 2023 was 13.9% compared to 11.7% for the S&P 500; and our investment performance for the 12-month period ended September 30, 2023 was 16.6% compared to 19.6% for the S&P 500.

The $977,000 in non-recurring contra non-interest income during the nine months ended September 30, 2023 includes the previously mentioned loss on sale of securities of $1.2 million, gains on sale of other real estate owned of $151,000, a bank owned life insurance claim of $93,000, and gains on insurance proceeds of $28,000.  We recorded $36,000 in other non-recurring contra income related to loss on sale of other real estate owned of $45,000 partially offset by gains on insurance proceeds of $9,000 during the nine months ended September 30, 2022.

The following table shows the components of non-interest income for the nine-month periods ended September 30, 2023 and September 30, 2022.

(Dollars in thousands)	Nine months ended September 30,
	2023	2022
Deposit service charges	$692	$770
Mortgage banking income	1,034	1,610
Investment advisory fees and non-deposit commissions	3,335	3,446
Loss on sale of securities	(1,249)	—
Gain (loss) on sale of other assets	151	(45)
ATM debit card income	2,102	2,038
Bank owned life insurance	645	540
Rental income	278	240
Other service fees including safe deposit box fees	173	188
Wire transfer fees	90	102
Other	239	167
	$7,490	$9,056

Non-interest expense during the nine months ended September 30, 2023 increased to $32.5 million from $30.6 million during the same period in 2022. The $1.9 million increase in non-interest expense is primarily due to increases in salaries and benefits of $785,000, occupancy expense of $142,000, equipment expense of $137,000, marketing and public relations of $355,000, FDIC assessment of $258,000, and other expense of $465,000 partially offset by lower other real estate expense of $237,000.

•	Salary and benefit expense increased $785,000 to $19.5 million during the nine months ended September 30, 2023 from $18.7 million during the same period in 2022. This increase is primarily a result of normal salary adjustments, the addition of six employees in our York County, South Carolina office in 2022, the addition of new mortgage lenders during the third quarter of 2022, and increased compensation levels for banking office employees implemented at the beginning of the third quarter of 2022, partially offset by lower mortgage banking and financial planning and investment advisory commissions. We had 267 full time employees at September 30, 2023 compared to 251 at September 30, 2022.

•	Occupancy expense increased $142,000 to $2.4 million during the nine months ended September 30, 2023 compared to $2.3 million during the same period in 2022 primarily related to the opening of our York County, South Carolina office in 2022, the expansion of our Southlake operations and support location in Lexington, South Carolina, and higher maintenance expense partially offset by lower janitorial expense.

•

Equipment expense increased $137,000 to $1.1 million during the nine months ended September 30, 2023 compared to $992,00 during the same period in 2022 primarily due to higher equipment maintenance and repair, equipment depreciation, and auto expense.

•

Marketing and public relations increased $355,000 to $1.3 million during the nine months ended September 30, 2023 from $970,000 during the same period in 2022 primarily due to the timing of planned media production and campaigns.

•	FDIC assessments increased $258,000 to $614,000 during the nine months ended September 30, 2023 compared to $356,000 during the same period in 2022 due to an increase in our expected FDIC assessment rate.

•	Other real estate expenses declined $237,000 to $142,000 in contra expenses or credits during the nine months ended September 30, 2023 compared to $95,000 in expenses during the same period in 2022 primarily due to a reversal in accruals for real estate taxes on a non-accrual loan, which were either paid by the borrower or recovered as a result of the sale of the real estate.

•	Other expense increased $465,000 to $7.5 million during the nine months ended September 30, 2023 compared to $7.1 million during the same period in 2022, which included

o	Computer service expense, which includes core banking and electronic processing and services, ATM/debit card processing, software subscriptions and services and wire processing fees, increased $285,000 primarily due to higher customer activity and enhanced technology solutions.
o	Debit card and fraud losses increased $157,000 due to the previously mentioned extraordinary spike in mail check fraud losses during the third quarter of 2023.
o	Director fees increased $79,000 primarily due to an increase in director compensation, which includes an increase in director stock awards.
o	Legal and professional fees declined $266,000 to $739,000 during the nine months ended September 30, 2023 compared to $1.0 million during the same period in 2022 primarily due to lower legal expense.

The following table shows the components of non-interest expense for the nine-month periods ended September 30, 2023 and September 30, 2022.

(Dollars in thousands)	Nine months ended September 30,
	2023	2022
Salaries and employee benefits	$19,452	$18,667
Occupancy	2,419	2,277
Equipment	1,129	992
Marketing and public relations	1,325	970
FDIC Insurance assessments	614	356
Other real estate expense	(142)	95
Amortization of intangibles	118	118
Core banking and electronic processing and services	1,830	1,762
ATM/debit card processing	788	662
Software subscriptions and services	740	645
Supplies	126	125
Telephone	325	259
Courier	205	189
Correspondent services	272	226
Insurance	283	260
Debit card and Fraud losses	380	223
LPL	243	311
Loan processing and closing costs	281	194
Director fees	442	363
Legal and Professional fees	739	1,025
Shareholder expense	150	174
Other	745	666
Total	$32,464	$30,559

Income Tax Expense

We incurred income tax expense of $2.3 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively. Our effective tax rate was 21.55% and 20.24% for the nine months ended September 30, 2023 and 2022, respectively. The increase in the effective tax rate was primarily due to a $153,000 non-recurring reduction to income tax expense during the nine months ended September 30, 2022.

Financial Position

Assets increased $120.8 million, or 7.2% (9.7% annualized), to $1.8 billion at September 30, 2023 from $1.7 billion at December 31, 2022. Loans (excluding loans held-for-sale) increased $110.3 million, or 11.4% (15.2% annualized), to $1.1 billion at September 30, 2023 from $980.9 million at December 31, 2022.

Total loan production, excluding mortgage secondary market and new construction residential real estate, was $147.1 million during the nine months ended September 30, 2023 compared to $206.1 million during the same period in 2022. Advances from unfunded commercial construction loans available for draws were $77.6 million during the nine months ended September 30, 2023. Loans held-for-sale increased to $5.5 million at September 30, 2023 from $1.8 million at December 31, 2022. Total mortgage production during the nine months ended September 30, 2023 was $97.1 million, $35.5 million of the production was originated to be sold in the secondary market, $22.5 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $39.1 million of the loan production was commitments for new construction residential real estate loans. Total mortgage production during the nine months ended September 30, 2022 was $68.4 million, $56.1 million of the production was originated to be sold in the secondary market, $12.3 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and none of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income. We added a new construction residential real estate team and product during the latter part of 2022. The increase in mortgage production was primarily due to higher ARM and construction residential real estate loan production partially offset by lower secondary market production. The loan-to-deposit ratio (including loans held-for-sale) at September 30, 2023 and December 31, 2022 was 73.53% and 70.93%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at September 30, 2023 and December 31, 2022 was 73.17% and 70.80%, respectively. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. Based on the Bank’s loan portfolio as of September 30, 2023, its non-owner occupied commercial real estate loans and its construction and land development loans were approximately 310% and 82% of total risk-based capital, respectively. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 49% from September 30, 2020 to September 30, 2023. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and Board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and Board levels, and we continue to monitor the level of the concentration in commercial real estate loans within the Bank’s loan portfolio monthly.

The following table shows the composition of the loan portfolio by category at the dates indicated:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$78,252	7.2%	$72,409	7.4%
Real estate:
Construction	115,589	10.6%	91,223	9.3%
Mortgage – residential	86,240	7.9%	65,759	6.7%
Mortgage – commercial	763,538	69.9%	709,218	72.3%
Consumer:
Home Equity	32,500	3.0%	28,723	2.9%
Other	15,526	1.4%	13,525	1.4%
Total gross loans	1,091,645	100.0%	980,857	100.0%
Allowance for credit losses[1]	(11,818)		(11,336)
Total net loans	$1,079,827		$969,521

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

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at September 30, 2023.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	September 30, 2023
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen years	Over Fifteen Years	Total
Commercial	$13,688	$41,190	$23,374	$—	$78,252
Real estate:
Construction	34,661	36,557	44,371	—	115,589
Mortgage—residential	2,629	15,392	4,108	64,111	86,240
Mortgage—commercial	42,235	449,973	268,346	2,984	763,538
Consumer:
Home equity	2,736	5,678	24,086	—	32,500
Other	4,328	10,245	545	408	15,526
Total	$100,277	$559,035	$364,830	$67,503	$1,091,645

Loans maturing after one year with:

Variable Rate	$110,008
Fixed Rate	881,360
$991,368

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

Investment securities declined $58.0 million to $506.7 million, net of allowance for credit losses on investments of $32,000, at September 30, 2023 from $564.8 million, net of allowance for credit losses on investments of zero, at December 31, 2022. The $58.0 million decline was primarily related to the previously mentioned sale of $39.9 million of book value US Treasuries in our available-for-sale investment securities portfolio and normal principal cash flows.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $14.4 million ($11.4 million net of tax) at September 30, 2023. Our HTM investments totaled $219.9 million and represented approximately 43% of our total investments at September 30, 2023. Our AFS investments totaled $280.5 million or approximately 55% of our total investments with a modified duration of 4.29 at September 30, 2023. Our investments at cost totaled $6.3 million or approximately 1% of our total investments at September 30, 2023. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity.

Other short-term investments increased $56.8 million to $69.7 million at September 30, 2023 from $12.9 million at December 31, 2022 due to the previously mentioned sale of investment securities, the issuance of $48.2 million in brokered certificates of deposits, and higher borrowings during the nine months ended September 30, 2023. This additional liquidity will be used to fund loan growth and or reduce borrowings.

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at September 30, 2023:

(Dollars in thousands)	Within One Year		Over One Year and less than Five		Over Five Years and less than Ten		Over Ten years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$4,987	1.02%	$995	0.74%	14,791	1.24%	$—	—
Government sponsored enterprises	—	—	—	—	2,500	2.00%	—	—
Small Business Administration pools	3	6.67%	2,328	5.74%	8,329	4.74%	6,497	5.15%
Mortgage-backed securities	7	1.24%	3,795	4.05%	8,579	4.23%	246,394	4.37%
State and local government	—	—	—	—	—	—	—	—
Corporate and other securities	—	—	1,988	7.58%	6,760	4.70%	—	—
Total investment securities available-for-sale	$4,997	1.02%	$9,106	4.94%	$40,959	3.20%	$252,891	4.39%

(Dollars in thousands)	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—	$—	—	$—	—	$—	—
Government sponsored enterprises	—	—	—	—	—	—	—	—
Small Business Administration pools	—	—	—	—	—	—	—	—
Mortgage-backed securities	1,175	2.80%	13,618	3.10%	41,526	3.31%	58,140	3.4%
State and local government	—	—	12,917	3.09%	44,913	3.43%	47,613	3.16%
Corporate and other securities	—	—	—	—	—	—	—	—
Total investment securities held-to-maturity	$1,175	2.80%	$26,535	3.09%	$86,439	3.37%	$105,753	3.26%

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

Deposits increased $106.6 million, or 7.7% (10.3% annualized), to $1.5 billion at September 30, 2023 compared to $1.4 billion at December 31, 2022. Our pure deposits, which are defined as total deposits less certificates of deposits, increased $9.0 million, or 0.7% (0.9% annualized), to $1.3 billion at September 30, 2023 from $1.3 billion at December 31, 2022. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. Certificates of deposits increased $97.7 million to $202.5 million at September 30, 2023 from $104.9 million at December 31, 2022. To secure a cost-effective stable funding source, during the third quarter of 2023, we issued $48.2 million in brokered certificates of deposit ranging in terms from six months to three years, with the three year term callable after six months. Total uninsured deposits were $429.7 million and $407.0 million at September 30, 2023 and December 31, 2022, respectively. Included in uninsured deposits at September 30, 2023 and December 31, 2022 were $85.7 million and $59.5 million of deposits of states or political subdivisions in the U.S., which are secured or collateralized, respectively. Total uninsured deposits, excluding these deposits that are secured or collateralized, totaled $344.0 million, or 23.1%, of total deposits at September 30, 2023 and $347.5 million, or 25.1%, of total deposits at December 31, 2022. The average balance of all customer deposit accounts at September 30, 2023 was $27,978. The average balance for consumer accounts was $14,997 and the average balance for non-consumer accounts was $62,437. We began using brokered deposits during the third quarter of 2023 to optimize our funding blend, as such, we had $48.2 million and zero dollars in brokered deposits at September 30, 2023 and December 31, 2022, respectively.

The following table sets forth the deposits by category:

	September 30,		December 31,
	2023		2022
		% of		% of
(Dollars in thousands)	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$450,737	30.2%	$461,010	33.3%
Interest bearing checking accounts	296,958	19.9%	334,540	24.1%
Money market accounts	391,294	26.2%	295,223	21.3%
Savings accounts	123,523	8.3%	161,770	11.7%
Time deposits less than $100,000	125,110	8.4%	66,410	4.8%
Time deposits greater than or equal to $100,000	104,404	7.0%	66,429	4.8%
	$1,492,026	100.0%	$1,385,382	100.0%

Maturities of Certificates of Deposit and Other Time Deposit with balances greater than $250,000

The tables below show at September 30, 2023 and December 31, 2022, maturities of certificates and other time deposits greater than $250,000.

	September 30, 2023
	Within Three	After Three Through	After Six Through	After Twelve
(Dollars in thousands)	Months	Six Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$15,165	$7,458	$10,230	$2,337	$35,190

	December 31, 2022
	Within Three	After Three Through	After Six Through	After Twelve
(Dollars in thousands)	Months	Six Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$6,586	$3,119	$11,565	$3,726	$24,996

Of the $35.2 million and $25.0 million of time deposits greater than $250,000 at September 30, 2023 and December 31, 2022, $13.4 million and $9.5 million, respectively were in excess of the $250,000 FDIC insurance limit.

Borrowed funds. Borrowed funds consist of fed funds purchased, securities sold under agreements to repurchase, FHLB advances and long-term debt. Our long-term debt is a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $71.5 million, $73.3 million, and $71.4 million during the three months ended September 30, 2023, December 31, 2022, and September 30, 2022, respectively. The average rates paid during these periods were 2.48%, 0.80%, and 0.18%, respectively. The balances of securities sold under agreements to repurchase were $67.2 million, $68.7 million, and $73.7 million at September 30, 2023, December 31, 2022, and September 30, 2022, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. Federal funds purchased averaged $1.6 million, $5.7 million, and $262,000 during the three months ended September 30, 2023, December 31, 2022, and September 30, 2022, respectively. The average rates paid during these periods were 5.00%, 3.57%, and 4.54%, respectively. The balances of federal funds purchased were zero, $22.0 million, and zero at September 30, 2023, December 2022, and September 30, 2022, respectively. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. FHLB advances averaged $83.3 million, $37.5 million, and zero during the three months ended September 30, 2023, December 31, 2022, and September 30, 2022, respectively. The average rates paid during these periods were 5.14%, 3.91%, and zero respectively. The balances of FHLB advances were $80.0 million, $50.0 million, and zero at September 30, 2023, December 31, 2022, and September 30, 2022, respectively.

The $80.0 million in FHLB advances at September 30, 2023 had maturity dates between October 12, 2023, and September 19, 2025 with interest rates between 4.83% and 5.46%.

We issued $15.5 million in trust preferred securities on September 16, 2004. During the fourth quarter of 2015, we redeemed $500,000 of these securities. Until the cessation of LIBOR on June 30, 2023, the securities accrued and paid distributions quarterly at a rate of three month LIBOR plus 257 basis points, thereafter, such distributions to be paid quarterly transitioned to an adjusted Secured Overnight Financing Rate (SOFR) index in accordance with the Federal Reserve’s final rule implementing the Adjustable Interest Rate Act. The remaining debt may be redeemed in full anytime with notice and matures on September 16, 2034. Trust preferred securities averaged $15.0 million during the three months ended September 30, 2023, December 31, 2022, and September 30, 2022. The average rates paid during these periods were 8.19%, 6.58%, and 5.06%, respectively. The balances of trust preferred securities were $15.0 million as of September 30, 2023, December 31, 2022, and September 30, 2022.

Total shareholders’ equity increased $5.2 million, or 4.4%, to $123.6 million at September 30, 2023 from $118.4 million at December 31, 2022. Shareholders’ equity decreased to 6.89% of total assets at September 30, 2023 from 7.08% at December 31, 2022 due to total asset growth of $120.8 million, or 7.2%, compared to total shareholders’ equity growth of $5.2 million, or 4.4%. The $5.2 million increase in shareholders’ equity was due to a $5.0 million increase in retention of earnings resulting from $8.5 million in net income less $3.2 million in dividends and a $300,000 adjustment related to the implementation of CECL on January 1, 2023; a $553,000 increase due to employee and director stock awards; and a $324,000 increase due to dividend reinvestment plan (DRIP) purchases partially offset by a $671,000 increase in accumulated other comprehensive loss. The increase in accumulated other comprehensive loss was due to an increase in market interest rates, which affects the fair value of our investment securities portfolio and accumulated other comprehensive (loss) income, which is included in shareholders’ equity.

On April 12, 2021, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2021 Repurchase Plan”), which represented approximately 5% of our 7,559,760 shares outstanding as of March 31, 2022. No share repurchases were made under the 2021 Repurchase Plan prior to its expiration at the market close on March 31, 2022. On April 20, 2022, we announced that our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2022 Repurchase Plan”), which represented approximately 5% of our 7,600,023 shares outstanding as of September 30, 2023. No repurchases have been made under the 2022 Repurchase Plan. The 2022 Repurchase Plan expires at the market close on December 31, 2023.

Market Risk Management

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be measured in either diminished current market values or reduced current and potential net income. Our primary market risk is interest rate risk. We have established an Asset/Liability Committee of the Board of Directors (the “ALCO”), which has members from our Board of Directors and Management to monitor and manage interest rate risk. Our ALCO monitors our compliance with regulatory guidance in the formulation and implementation of our interest rate risk program. Our ALCO reviews the results of our interest rate risk modeling quarterly to assess whether we have appropriately measured our interest rate risk, mitigated our exposures appropriately and confirmed that any residual risk is acceptable. Our ALCO monitors and manages the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. Our ALCO has established policies, policy guidelines, and strategies with respect to interest rate risk exposure and liquidity. Our ALCO and Board of Directors explicitly review our ALCO policies at least annually and review our ALCO assumptions and policy limits quarterly.

We employ a monitoring technique to measure our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Simulation modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. We model the impact on net interest income for several different changes, to include a flattening, steepening and parallel shift in the yield curve. For each of these scenarios, we model the impact on net interest income in an increasing and decreasing rate environment of 100, 200, 300, and 400 basis points. We also periodically stress certain assumptions such as loan prepayment rates, deposit decay rates and interest rate betas to evaluate our overall sensitivity to changes in interest rates. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in net interest income at no more than 10%, 15%, 20%, and 20%, respectively, in a 100, 200, 300, and 400 basis point change in interest rates over the first 12-month period subsequent to interest rate changes. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, by adjusting the interest rate during the life of an asset or liability, or by the use of derivatives such as interest rate swaps and other hedging instruments. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Neither the “gap” analysis or asset/liability modeling are precise indicators of our interest sensitivity position due to the many factors that affect net interest income including, the timing, magnitude, and frequency of interest rate changes as well as changes in the volume and mix of earning assets and interest-bearing liabilities.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at September 30, 2023 and at December 31, 2022 over the subsequent 12 months. We were liability sensitive at September 30, 2023 and at December 31, 2022. Compared to December 31, 2022, we increased our non-maturity deposit interest rate betas in increasing rate environments, which increased our liability sensitivity. This was partially offset by the previously mentioned $150.0 million Pay-Fixed Swap Agreement that we entered into effective May 5, 2023. As a result, our modeling, at September 30, 2023, reflects a decrease in net interest income in a rising interest rate environment during the first 12-month period subsequent to interest rate changes. The negative impact of rising rates abates and net interest income is neutral during the second 12-month period subsequent to interest rate changes. In a declining interest rate environment, the model reflects increases in net interest income in the down 100 basis point and down 200 basis point scenarios and declines in net interest income in the down 300 basis point and 400 basis point scenarios during the first 12-month period subsequent to interest rate changes. The positive impact in the down 100 and down 200 basis point scenarios of declining rates reverses and net interest income is negatively impacted during the second 12-month period subsequent to interest rate changes. The increase and decrease of 100, 200, 300, and 400 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	September 30, 2023	December 31, 2022
+400bp	-13.16%	-8.99%
+300bp	-9.45%	-6.21%
+200bp	-5.82%	-3.74%
+100bp	-2.63%	-1.82%
Flat	—	—
-100bp	+1.18%	+3.13%
-200bp	+0.60%	+1.12%
-300bp	-2.05%	-3.86%
-400bp	-5.69%	-7.25%

During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel increases in interest rates along the entire yield curve, our net interest income is projected to increase 0.66%, 0.90%, 0.45%, and -0.52%, respectively, at September 30, 2023, and 3.44%, 6.13%, 8.23%, and 9.58%, respectively, at December 31, 2022. During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel reduction in interest rates along the entire yield curve, our net interest income is projected to decline 3.21%, 8.30%, 15.17%, and 22.53%, respectively, at September 30, 2023, and to decline 4.92%, 12.86%, 21.14%, and 26.33%, respectively, at December 31, 2022.

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in PVE at no more than 15%, 20%, 25%, and 25%, respectively, in a 100, 200, 300, and 400 basis point change in market interest rates. Based on PVE, we were asset sensitive at September 30, 2023 and at December 31, 2022.

Present Value of Equity Sensitivity

Change in present value of equity	Hypothetical percentage change in PVE
	September 30, 2023	December 31, 2022
+400bp	-5.48%	+1.43%
+300bp	-3.52%	+2.61%
+200bp	-1.84%	+3.13%
+100bp	-0.53%	+2.33%
Flat	—	—
-100bp	-1.40%	-3.83%
-200bp	-5.05%	-10.00%
-300bp	-11.18%	-18.44%
-400bp	-21.67%	-25.23%

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

To secure a cost-effective stable funding source, during the third quarter of 2023, we issued $48.2 million in brokered certificates of deposit ranging in terms from six months to three years, with the three year term callable after six months. We had no brokered deposits and no listing services deposits at December 31, 2022.We believe that we have ample liquidity to meet the needs of our customers through our low cost deposits, ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, ability to borrow on a secured basis through the Federal Reserve Discount Window, and ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank.

 The Bank maintains federal funds purchased lines in the total amount of $85.0 million with four financial institutions and $10.0 million through the Federal Reserve Discount Window. We utilized none of our federal funds purchased lines at September 30, 2023 compared to $22.0 million at December 31, 2022. The FHLB of Atlanta has approved a line of credit of up to 25.00% of the Bank’s total assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had $80.0 million in FHLB advances at September 30, 2023 compared to $50.0 million at December 31, 2022. The FHLB advances at September 30, 2023 had maturity dates between October 12, 2023 and September 19, 2025 with interest rates between 4.83% and 5.46%. At September 30, 2023, we have remaining credit availability under this facility in excess of $355.1 million, subject to collateral requirements. Combined, we have total remaining credit availability, subject to collateral requirements, in excess of $450.1 million as compared to uninsured deposits excluding deposits of states or political subdivisions in the U.S., which are secured or collateralized, of $344.0 million as previously noted.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2023, we had issued commitments to extend unused credit of $221.9 million, including $50.8 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2022, we had issued commitments to extend unused credit of $156.9 million, including $47.3 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the CECL model; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2023 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted the CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2023, we did not elect to utilize the three-year phase-in period for the day-one adverse regulatory capital effects or the five-year CECL transition.

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

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of September 30, 2023, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

(Dollars in thousands)		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
September 30, 2023
Leverage Ratio	8.63%	5.00%	4.00%	$63,710	$81,240
Common Equity Tier 1 Capital Ratio	12.47%	6.50%	4.50%	72,472	96,745
Tier 1 Capital Ratio	12.47%	8.00%	6.00%	54,267	78,540
Total Capital Ratio	13.50%	10.00%	8.00%	42,487	66,760
December 31, 2022
Leverage Ratio	8.63%	5.00%	4.00%	$61,191	$78,069
Common Equity Tier 1 Capital Ratio	13.49%	6.50%	4.50%	75,442	97,023
Tier 1 Capital Ratio	13.49%	8.00%	6.00%	59,257	80,837
Total Capital Ratio	14.54%	10.00%	8.00%	49,013	70,593

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.63%, 12.47% and 13.50%, respectively, at September 30, 2023 as compared to 8.63%, 13.49%, and 14.54%, respectively, at December 31, 2022. The Bank’s Common Equity Tier 1 ratio at September 30, 2023 was 12.47% and at December 31, 2022 was 13.49%. Under the Basel III rules, we anticipate that the Bank will remain a well capitalized institution for at least the next 12 months. Furthermore, based on our strong capital, conservative underwriting, and internal stress testing, we believe that we will have access to adequate capital to support the long-term operations of the Bank. However, the Bank’s reported and regulatory capital ratios could be adversely impacted by future credit losses related to an economic recession.

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the third quarter of 2023 of $0.14 per common share. This dividend is payable on November 14, 2023 to shareholders of record of our common stock as of October 31, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are providing these additional risk factors to supplement the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

We use brokered deposits which may be an unstable and/or expensive deposit source to fund earning asset growth.

We use brokered deposits as a source of funding to support our asset growth, to augment deposits generated from our branch network and to assist in the management of our interest rate risk. We have established policies and procedures with respect to the use of brokered deposits, which require, among other things, that (i) we limit the amount of brokered deposits as a percentage of total deposits, and (ii) our Asset/Liability Committee of the Board of Directors and our Board of Directors monitor our use of brokered deposits on a regular basis, including interest rates and the total volume of such deposits in relation to our total deposits. In the event that our funding strategies call for the use of additional brokered deposits, there can be no assurance that such sources will be available, or will remain available, or that the cost of such funding sources will be reasonable. Additionally, if the Bank is no longer considered well capitalized, our ability to access new brokered deposits or retain existing brokered deposits could be affected by market conditions, regulatory requirements or a combination thereof, which could result in most, if not all, brokered deposit sources being unavailable. The inability to utilize brokered deposits as a source of funding could have an adverse effect on our financial position, results of operations and liquidity.

Further, if, as a result of competitive pressures, market interest rates, alternative investment opportunities that present more attractive returns to customers, general economic conditions or other events, the balance of our deposits decreases relative to our overall banking operations, we may need to rely more heavily on wholesale or other sources of external funding, or may have to increase deposit rates to maintain deposit levels in the future. Any such increased reliance on wholesale funding, or increases in funding rates in general, could have a negative impact on our net interest income and, consequently, on our results of operations and financial condition.

Our ability to obtain brokered deposits as an additional funding source could be limited.

We had $48.2 million or 3.2% of total deposits in brokered deposit accounts at September 30, 2023 and no brokered deposit accounts at December 31, 2022. We have obtained brokered certificates of deposit when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities or when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk.

The FDIC has promulgated regulations implementing limitations on brokered deposits. Under the regulations, well capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Pursuant to the regulation, the Bank, as a well capitalized institution, may accept brokered deposits. Should our capital ratios decline, this could limit our ability to replace brokered deposits when they mature. At September 30, 2023, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of these regulations. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total deposits) in the future could materially adversely impact our funding costs and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, during the three months ended September 30, 2023, we credited an aggregate of 1,979 deferred stock units, respectively, to accounts for directors who elected to defer monthly fees. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.
(b)	Not Applicable.
(c)	No share repurchases were made during the three months ended September 30, 2023 and zero shares were withheld to satisfy tax withholding obligations applicable to the vesting of restricted stock for the three months ended September 30, 2023. Our Board of Directors approved the repurchase of up to 375,000 shares of our common stock (the “2022 Repurchase Plan”), which represented approximately 5% of our 7,600,023 shares outstanding as of September 30, 2023. The 2022 Repurchase Plan expires at the market close on December 31, 2023.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 16, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 18, 2023).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language; (i) Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: November 9, 2023	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)