Form 10-K
period 2023-12-31
FIRST COMMUNITY CORP /SC/
filed 2024-03-21
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No ☒

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $126,574,711 based on the closing price of $17.36 on June 30, 2023, as reported on The NASDAQ Capital Market. 7,629,005 shares of the registrant’s common stock were issued and outstanding as of March 21, 2024.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and the business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the U.S. Securities and Exchange Commission (the “SEC”) and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for credit losses and the amount of credit loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses, write-down assets, or take other actions;
•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•	reduced earnings due to higher credit impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets, and that could reduce anticipated or actual margins; temporarily reduce the market value of our available-for-sale investment securities and temporarily reduce accumulated other comprehensive income or increase accumulated other comprehensive loss, which temporarily could reduce shareholders’ equity;
•	enterprise risk management may not be effective in mitigating risk and reducing the potential for losses;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation, including the impact of inflation on us, including a decrease in demand for new mortgage loan and commercial real estate loan originations and refinancings, an increase in competition for deposits, and an increase in non-interest expense, which may have an adverse impact on our financial performance;
•	changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;
•	FDIC assessment which has increased, and may continue to increase, our cost of doing business;
•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
•	changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, and returns available to customers on alternative investments;
•	changes in technology, including the increasing use of artificial intelligence;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies, including potential changes in tax laws and regulations;
•	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
3

•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	our use of brokered deposits may be an unstable and/or expensive deposit source to fund earning asset growth;
•	our ability to obtain brokered deposits as an additional funding source could be limited;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties described under “Risk Factors” below.

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

Economic and Geographic-Related Risks

•	Our business may be adversely affected by economic conditions.

Credit and Interest Rate Risks

•	Our decisions regarding credit risk and allowance for credit losses may significantly harm our business.
•	We may have higher credit losses than we have allowed for in our allowance for credit losses.
•	Our concentration of credit exposure in commercial real estate means that challenges in this market could harm our business, financial condition, and results of operations.
•	Limits imposed by bank regulators on commercial and multi-family real estate lending could restrict our growth and harm our earnings.
•	Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
•	Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.
•	Our underwriting decisions may materially and adversely affect our business.
•	Our financial condition could suffer if we rely on misleading information from our clients or counterparties.
•	If we fail to effectively manage credit risk, our business and financial condition will suffer.
•	Changes in prevailing interest rates may reduce our profitability.

Capital and Liquidity Risks

•	Changes in the financial markets could impair the value of our investment portfolio.
•	The Bank must adhere to strict capital requirements, which could become even stricter in the future.

Risks Related to Our Industry

•	Inflationary pressures and rising prices may affect our results of operations and financial condition.
•	The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve.
•	Adverse developments affecting the financial services industry, such as the 2023 bank failures or concerns involving liquidity, may have a material adverse effect on our operations
•	Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
•	We could experience a loss due to competition with other financial institutions or nonbank companies.
•	We may be adversely affected by the soundness of other financial institutions.
•	Failure to keep pace with technological changes could adversely affect our business.
•	New lines of business or new products and services may subject us to additional risk.
•	Consumers may decide not to use banks to complete their financial transactions.
•	We use brokered deposits, which may be an unstable and costly source of funding for asset growth.
•	Our ability to obtain brokered deposits as an additional funding source may become limited.
•	Consumers may decide not to use banks to complete their financial transactions.

Risks Related to Our Strategy

•	We may be adversely affected by risks associated with future mergers and acquisitions, including execution risk, which could disrupt our business and dilute shareholder value.
•	We may be exposed to difficulties in combining the operations of acquired businesses into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.
•	New or acquired banking office facilities and other facilities may not be profitable.

Risks Related to Our Human Capital

•	We are dependent on key individuals, and the loss of one or more of these individuals could limit our growth and adversely affect our prospects.

Operational Risks

•	System or infrastructure failures, including cyber-attacks, could disrupt our operations, lead to the disclosure of confidential information, harm our reputation, or increase costs and losses.
•	Our information systems may experience failure, interruption or breach in security.
•	We are at risk of increased losses from fraud.
•	Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.
•	If we fail to maintain our reputation, our performance may be harmed.

Legal, Accounting, Regulatory and Compliance Risks

•	We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.
•	Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.
•	Failure to comply with federal and state fair lending laws could result in significant penalties for us.
•	Changes in accounting standards could materially affect our financial statements.
•	The Federal Reserve may require us to commit capital resources to support the Bank.
•	We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
•	We are involved in various claims and lawsuits related to our business. Litigation is uncertain, making it difficult to determine the expenses and ultimate exposure for many of these matters.
•	We may become involved in suits, legal proceedings, investigations, and proceedings by governmental and self-regulatory agencies, which could have adverse consequences.
•	Changes in tax laws and regulations or their interpretations could negatively impact us.
•	A reduction in our ability to realize deferred tax assets could negatively affect our operating results.

Risks Related to an Investment In our Common Stock

•	Our ability to pay cash dividends is limited, and future dividends may not be able to be paid even if we desire to.
•	Our stock price may be volatile, which could result in losses to our investors and litigation against us.
•	Future sales of stock by shareholders, or the expectation of such sales, could lower our stock price.
•	We may need to raise capital under unfavorable terms due to economic or other circumstances. Issuing common stock could dilute existing shareholders’ ownership and book value per share, potentially impacting our ability to obtain additional capital.
•	Provisions of our articles of incorporation and bylaws, South Carolina law, and state and federal banking regulations, could delay or prevent a takeover by a third party.
•	An investment in our common stock is not an insured deposit.

General Risks

•	Increasing scrutiny and evolving expectations with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
•	Climate change could have a material adverse impact on us and our customers.
•	Our historical operating results may not be indicative of our future operating results.
•	A downgrade of the U.S. credit rating could harm our business, results of operations, and financial condition.

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

We engage in a commercial banking business from our main office in Lexington, South Carolina and our 22 full-service offices located in: the Midlands of South Carolina, which includes Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices) and Kershaw County (1 office); the Upstate of South Carolina, which includes Greenville County (2 offices), Anderson County (1 office) and Pickens County (1 office); the Piedmont Region of South Carolina, which includes York County, South Carolina (1 office) and the Central Savannah River Area, which includes Aiken County, South Carolina (1 office); and in Augusta, Georgia, which includes Richmond County (2 offices) and Columbia County (1 office). We intend to close one office in downtown Augusta, Georgia on June 27, 2024 and have provided the required notices to the FDIC and the S.C. Board.

At December 31, 2023, we had approximately $1.8 billion in assets, $1.1 billion in loans, $1.5 billion in deposits, and $131.1 million in shareholders’ equity.

We offer a wide range of traditional banking products and services for professionals and small-to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services. We also offer online banking to our customers. We have grown organically and through acquisitions.

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

Location and Service Area

The Bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professionals and individuals. We have a total of 13 full-service offices located in Richland, Lexington, Kershaw and Newberry Counties of South Carolina and the surrounding areas. We refer to these counties as the “Midlands” region of South Carolina. Lexington County is home to six of our branch offices. Richland County, in which we currently have four branches, is the third largest county in South Carolina. Columbia is located within Richland County and is South Carolina’s capital city and is geographically positioned in the center of the state between the industrialized Upstate region of South Carolina and the coastal city of Charleston, South Carolina. Intersected by three major interstate highways (I-20, I-77, and I-26), Columbia’s strategic location has contributed greatly to its commercial appeal and growth. With the acquisition of Savannah River Banking Company in 2014, we added a branch in Aiken, South Carolina and a branch in Augusta, Georgia (Richmond County). In 2016, we opened a loan production office in Greenville County, which we converted into a full-service office in February 2019. With the acquisition of Cornerstone Bancorp in 2017, we added a branch in each of Greenville, Pickens, and Anderson Counties of South Carolina. We refer to this three-county area as the “Upstate” region of South Carolina. In 2018, we opened a de novo branch in downtown Augusta, Georgia (Richmond County). In 2019, we opened a de novo branch in Evans, Georgia, a suburb of Augusta in Columbia County, Georgia. We refer to the three-county area of Aiken County (South Carolina), Richmond County (Georgia) and Columbia County (Georgia) as the “CSRA” region. On March 14, 2022, we opened a loan production office in York County, South Carolina. We converted this loan production office into a full-service banking office on October 20, 2022. We refer to York County, South Carolina and the surrounding area as the “Piedmont Region”.

The following table shows data as to deposits, market share and population for our four market areas (deposits in thousands):

	Total	Estimated	Total Market Deposits(2)	Our Market Deposits(2)
	Offices	Population(1)	June 30, 2023	June 30, 2023	Market Share
Midlands Region	13	844,540	$26,688,780	$1,085,820	4.07%
CSRA Region	4	551,315	$10,505,222	$142,059	1.35%
Upstate Region	4	910,056	$25,121,130	$178,476	0.71%
Piedmont Region(3)	1	302,484	$4,747,236	$18,683	0.39%

(1)	Population data is 2024 total population from S&P Global Market Intelligence.
(2)	All deposit data is based on June 30, 2023 data sourced from S&P Global Market Intelligence.
(3)	Our full-service banking office in the Piedmont Region opened on October 20, 2022.

We believe that we serve attractive banking markets with long-term growth potential and a well-educated employment base that helps to support our diverse and relatively stable local economy. According to S&P Global Market Intelligence, 2024 median household incomes for each of the counties in the regions noted above were as follows:

Richland County, SC	$61,225
Lexington County, SC	$69,231
Newberry County, SC	$60,763
Kershaw County, SC	$54,292
Greenville County, SC	$72,599
Anderson County, SC	$62,098
Pickens County, SC	$52,577
Aiken County, SC	$60,747
Richmond County, GA	$51,710
Columbia County, GA	$92,208
York County, SC	$77,244

The county estimates noted above compare to 2024 statewide median household income estimates of $64,898 and $72,877 for South Carolina and Georgia, respectively. The principal components of the economy within our market areas are service industries, government and education, and wholesale and retail trade. The largest employers in the Midlands market area include the State of South Carolina, Prisma Health, BlueCross BlueShield of SC, the University of South Carolina, the United States Department of the Army (Fort Jackson Army Base), Richland County School District 1, Richland County School District 2, Lexington Medical Center, Lexington County School District One, and Michelin North America. The largest employers in our CSRA market area, each of which employs in excess of 3,000 people, include the U.S. Army Cyber Center of Excellence & Fort Gordon, Augusta University, NSA Augusta, Wellstar MCG Health, Richmond County School System, Piedmont Hospital, Amazon, and the Department of Energy, Savannah River Site. The Upstate region major employers include, among others, Prisma Health, Greenville County Schools, BMW Manufacturing Corp., Michelin North America, Bon Secours St. Francis Health System, AnMed Health Medical Center, Clemson University, Duke Energy Corp., GE Vernova, and the Greenville County Government. The Piedmont Region major employers include, among others, Ross Stores, Inc. – Distribution, LPL Financial, Wells Fargo Home Mortgage, Piedmont Medical Center, Comporium, Inc., and Schaeffler Group USA, Inc. We believe that this diversified economic base has reduced, and will likely continue to reduce, economic volatility in our market areas. Our markets have experienced economic and population growth over the past 10 years, and we expect that the area, as well as the service industry needed to support it, will continue to grow.

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

We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans, of which some are sold into the secondary market and some are placed in our loans held-for-investment portfolio. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general, we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. As a result, our lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. Based upon the capitalization of the Bank at December 31, 2023, the maximum amount we could lend to one borrower is $24.9 million. In addition, we may not make any loans to any director, officer, employee, or 10% shareholder of the Company or the Bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

Other bank services include internet banking, cash management services, safe deposit boxes, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We offer non-deposit investment products and other investment brokerage services through a registered representative with an affiliation through LPL Financial. We are associated with Nyce and Plus networks of automated teller machines and MasterCard debit cards that may be used by our customers throughout South Carolina, Georgia, and other regions. We also offer VISA and MasterCard credit card services through a correspondent bank as our agent.

We currently do not exercise trust powers, but we can begin to do so with the prior approval of our primary banking regulators, the FDIC and the S.C. Board.

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in our market areas. As of June 30, 2023, there were 26 financial institutions operating approximately 161 offices in the Midlands market, 20 financial institutions operating 91 branches in the CSRA market, 40 financial institutions operating 223 branches in the Upstate market, and 16 financial institutions operating 46 branches in the Piedmont market. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and Georgia. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Human Capital

At December 31, 2023, we had 268 full-time, 14 part-time, and five seasonal/on-call employees.

We believe that our relationships with our employees are good and our employees are not represented by any collective bargaining group or agreement. Our company’s “Why,” or purpose, is “Impacting Lives for Success and Significance”, which guides our approach to our relationships with employees. The foundations of these interactions are embedded in our cultural beliefs:

Everyone Matters - We value each of our employees for the unique contribution they make to our success. While there are a variety of different positions in our company, each is an important and integral part of the work that we do. Every employee brings their own unique and diverse talents and experiences that enhance the culture of our bank and our work.

Spirit of Service - The energy and enthusiasm that our employees bring to their work creates a supportive work environment in which employees are available as a resource to one another. In addition to serving our fellow co-workers, we encourage our employees to serve our local communities. We offer company sponsored volunteer activities, as well as provide Volunteer paid time off to allow employees to support causes that are close to their heart.

Honor and Integrity - Trust is at the foundation of all that we do. We have a Code of Conduct and Business Ethics that all employees and board members read and are directed to follow that sets clear expectations with regard to personal and professional behavior.

Strong Work Ethic - Our employees take pride in the quality of the work that they do. This commitment to excellence can be seen in the work that is completed and their interactions with their co-workers and customers. While we work hard, we also make time for fun employee events designed to offer the opportunity for relaxation and social interactions among co-workers.

Excellence with Humility - Our company is blessed with dedicated and talented employees, loyal customers, supportive communities and shareholders, each of whom invest in and believe in our vision. We are humbled by the success we have experienced and are grateful for all that we have accomplished. We approach our work with a sincere appreciation for the opportunity to serve all of our stakeholder groups and we recognize it is through our collective efforts that we have been successful.

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

While we believe that our corporate culture and work environment is a competitive advantage for our company, we also recognize that employees value and deserve competitive compensation packages. We offer competitive wages and benefits for our employees and we regularly benchmark our compensation to market. Our benefits package includes medical, dental, life, disability, vision and supplemental insurance options. We also offer retirement benefits with a 401(k) plan with matching and profit sharing. In addition, we offer a generous paid time off plan that includes paid holidays.

Our company encourages employees to continue on a lifelong trajectory of learning, as such, we offer ongoing training to all employees through internal and external resources and encourage employees to continue with career development specific to their role to ensure they stay current with the most up-to-date information and best practices. To develop our current and future leaders, we created the First Community Bank Leadership Institute, an 18-month program that provides academic and experiential learning to teach and nurture leadership skills across our organization to support the bank now and in the future. The Bank also supports the development of employees through external educational opportunities such as various bankers’ schools that offer multi-year development programs as well as short term training classes and industry conferences.

Information about the Executive Officers of First Community Corporation

Executive officers of First Community Corporation are elected by the board of directors annually and serve at the pleasure of the board of directors. The current executive officers, and persons chosen to become executive officers, and their ages, positions with us over the past five years, and terms of office as of March 21, 2024, are as follows:

Name (age)	Position and Five Year History with Company	With the Company Since
Michael C. Crapps (65)	Chief Executive Officer and President, Director	1994
John T. Nissen (62)	Chief Banking Officer; formerly Chief Commercial and Retail Banking Officer	1995
Robin D. Brown (56)	Chief Human Resources and Marketing Officer	1994
Tanya A. Butts (65)	Chief Operations Officer/Chief Risk Officer	2016
John F. (Jack) Walker (58)	Chief Credit Officer, formerly Senior Vice President and Loan Approval and Special Assets Officer	2009
D. Shawn Jordan (56)	Chief Financial Officer, formerly Executive Vice President	2019
Vaughan R. Dozier, Jr. (43)	Co-Chief Commercial and Retail Banking Officer, formerly Senior Vice President and Regional Market President	2008
Joseph A. (Drew) Painter (46)	Co-Chief Commercial and Retail Banking Officer, formerly Senior Vice President and Regional Market President	2003

On December 14, 2023, we announced promotions and additions to our Executive Leadership Team. Effective January 1, 2024, Joseph A. “Drew” Painter and Vaughan R. Dozier, Jr. became Executive Vice Presidents in the roles of Co-Chief Commercial and Retail Banking Officers. In their roles as Co-Chief Commercial and Retail Banking Officers, Mr. Painter and Mr. Dozier will be responsible for leading First Community’s network of banking offices.

Effective July 1, 2024, J. Ted Nissen will become the CEO of First Community Bank while still retaining the role of President and will also be joining First Community’s board of directors. Michael C. “Mike” Crapps will continue in his role as President and CEO of First Community Corporation. In his role as CEO of the Bank, Mr. Nissen will be responsible for the leadership of day-to-day operations of the Bank including its mortgage and financial planning lines of business. Mr. Crapps will continue to focus on board governance, investor relations, strategy development and growth decisions, client retention and prospecting, and leadership development.

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

The CARES Act was a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. There were a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic, many of which have expired.

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

Proposed new rules for U.S. implementation of capital requirements under Basel IV rules, more recently referred to as the “Basel III Endgame”, were issued by the U.S. federal banking agencies on July 27, 2023. These proposed rules include broad-based changes to the risk-weighting framework for various credit exposures and operational risk capital requirements. However, the proposed rules generally apply only to large banking organizations with total assets of $100 billion or more, and are expected to not be applicable to us.

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

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHCA and the Bank Merger Act and adopt a plan for revitalization of such practices. In December 2021, the U.S. Department of Justice (“DOJ”) (in consultation with the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), and FDIC announced that it was seeking additional public comments on whether and how the DOJ should revise the 1995 Bank Merger Competitive Review Guidelines. The comment period closed on February 15, 2022. In March 2022, the FDIC published a Request for Information seeking information and comments regarding the laws, practices, rules, regulations, guidance, and statements of policy that apply to merger transactions involving one or more insured depository institutions, including the merger between an insured depository institution and a noninsured institution. In a May 2022 speech, the acting head of the OCC announced that he had asked his staff to work with DOJ and other federal banking agencies to review the agency’s frameworks to analyze bank mergers. In May 2022, the CFPB announced the establishment of an Office of Competition and Innovation. Additionally, the Federal Trade Commission and DOJ jointly released the 2023 Draft Merger Guidelines for public comment to strengthen the agencies’ oversight over mergers that would violate the federal antitrust laws. If adopted as proposed in draft form, the Merger Guidelines would substantially modify the existing regulatory framework for merger enforcement. It is not yet clear what effect, if any, the draft Merger Guidelines will have on the federal banking agencies as they consider revising the requirements for mergers involving banks and bank holding companies. On January 29, 2024, the OCC released a notice of proposed rulemaking to (i) amend its existing procedural regulation that provides for expedited review of a limited set of business combinations involving a national bank or federal savings association and (ii) adopt a new policy statement summarizing the OCC’s substantive approach to evaluating Bank Merger Act applications. Although we are not regulated by the OCC, such new proposed rulemaking may influence other bank regulators to revise their policies regarding business combinations.

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

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal stockholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. On December 22, 2022, the federal banking agencies issued a revised interagency statement extending the temporary relief from such enforcement, which was set to expire on January 1, 2024; however, on December 15, 2023, the federal banking agencies again issued a revised interagency statement extending the temporary relief from such enforcement which will expire the sooner of January 1, 2025, or the effective date of a final Federal Reserve rule having a revision to Regulation O that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are insiders of a bank.

First Community Corporation

We own 100% of the outstanding capital stock of the Bank, and, therefore, we are considered to be a bank holding company under the federal Bank Holding Company Act. As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the Bank Holding Company Act and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

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

As a bank holding company, we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (“CRA”) (discussed below).

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

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

In addition, the “cross guarantee” provisions of the Federal Deposit Insurance Act (“FDIA”) require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor, or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of our Bank.

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

First Community Bank

As a South Carolina state bank, the Bank’s primary federal regulator is the FDIC, and the Bank is also regulated and examined by the S.C. Board. Deposits in the Bank are insured by the FDIC up to a maximum amount of $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

The S.C. Board and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

•	security devices and procedures;
•	adequacy of capitalization and allowance for credit losses;
•	loans;
•	investments;
•	borrowings;
•	deposits;
•	mergers;
•	issuances of securities;
•	payment of dividends;
•	interest rates payable on deposits;
•	interest rates or fees chargeable on loans;
•	establishment of branches;
•	corporate reorganizations;
•	maintenance of books and records; and
•	adequacy of staff training to carry on safe lending and deposit gathering practices.

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

If a bank is not well capitalized, it cannot accept brokered deposits without prior regulatory approval. In addition, a bank that is not well capitalized cannot offer an effective yield in excess of 75 basis points over interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, the FDIC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized. Undercapitalized institutions are subject to growth limitations (an undercapitalized institution may not acquire another institution, establish additional branch offices, or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action) and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution’s total assets at the time it became categorized as undercapitalized or the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as significantly undercapitalized.

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

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause a bank to become undercapitalized, it could not pay a management fee or dividend to the bank holding company.

As of December 31, 2023, the Bank was deemed to be “well capitalized.”

Standards for Safety and Soundness. The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees, and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the FDIC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

Community Reinvestment Act. The Bank is subject to certain requirements and reporting obligations under the CRA, which requires federal banking regulators to evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate- income neighborhoods. The CRA further requires these criteria to be considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the Bank. Additionally, financial institutions must publicly disclose the terms of various CRA-related agreements. In its most recent CRA examination, the Bank received a “satisfactory” rating.

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve has not joined the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021. On the same day that the OCC announced its plans to rescind the CRA final rule, the OCC, FDIC, and Federal Reserve announced that they are working together to “strengthen and modernize the rules implementing the CRA.” On May 5, 2022, the OCC, FDIC, and Federal Reserve released a notice of proposed rulemaking regarding the CRA and invited public comment on the proposed rules. The comment period closed on August 5, 2022. On October 24, 2023, the OCC, the FDIC, and the Federal Reserve issued the final rule to strengthen and modernize regulations implementing the CRA. The final rule will take effect on April 1, 2024; however, compliance with the majority of the final rule’s provisions will not be required until January 1, 2026, and the data reporting requirements of the final rule will not take effect until January 1, 2027. The final rules, among other things, include: (i) applying four new performance tests to evaluate the CRA performance of large banks (assets of $2 billion or more): the Retail Lending Test, Retail Services and Products Test, Community Development Financing Test, and Community Development Services Test; (ii) retaining a strategic plan option, with modifications to reflect the new performance tests and updates to the approval standards; (iii) clarifying community development activities by updating the definition of community development, providing a process by which banks may request confirmation that an activity is eligible for community development consideration, and providing for a publicly available interagency illustrative list of qualifying community development activities; (iv) updating delineation requirements for facility-based assessment areas and establishing new retail lending assessment areas for certain large banks; (v) updating data collection, maintenance, and reporting requirements for large banks, tailoring those requirements based on large bank asset size and leveraging existing data where possible, while not imposing new data collection and reporting requirements for small and intermediate banks; and (vi) continuing public file and public notice disclosure requirements and creating a new public comment process to facilitate public engagement. Management has and will continue to evaluate any changes to the CRA’s regulations and their impact to the Bank.

Fair Lending Requirements. We are subject to certain fair lending requirements and reporting obligations involving lending operations. A number of laws and regulations provide these fair lending requirements and reporting obligations, including, at the federal level, the Equal Credit Opportunity Act (“ECOA”), as amended by the Dodd-Frank Act, and Regulation B, as well as the Fair Housing Act (“FHA”) and regulations implementing FHA found at 24 C.F.R. Part 100. ECOA and Regulation B prohibit discrimination in any aspect of a credit transaction based on a number of prohibited factors, including race or color, religion, national origin, sex, marital status, age, the applicant’s receipt of income derived from public assistance programs, and the applicant’s exercise, in good faith, of any right under the Consumer Credit Protection Act. ECOA and Regulation B include lending acts and practices that are specifically prohibited, permitted, or required, and these laws and regulations proscribe data collection requirements, legal action statute of limitations, and disclosure of the consumer’s ability to receive a copy of any appraisal(s) and valuation(s) prepared in connection with certain loans secured by dwellings. In January 2023, the OCC revised its “Fair Lending” booklet of the Comptroller’s Handbook to incorporate clarified details and risk factors for a variety of examination scenarios addressing fair lending and to update references to supervisory guidance, sound risk management practices, and applicable legal standards. While this OCC guidance does not apply to the Bank explicitly, it represents best practices guidance for the Bank. FHA prohibits discrimination in all aspects of residential real-estate related transactions based on prohibited factors, including race or color, national origin, religion, sex, familial status, and handicap.

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

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations—both at the federal and state levels—designed to protect consumers. This includes Title X of the Dodd-Frank Act, which prohibits engaging in any unfair, deceptive, or abusive acts or practices (“UDAAP”). UDAAP claims involve detecting and assessing risks to consumers and to markets for consumer financial products and services. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Dodd-Frank Act that created the Consumer Financial Protection Bureau (“CFPB”), an independent regulatory authority housed within the Federal Reserve, which has broad rule-making authority over a wide range of consumer laws that apply to insured depository institutions;
•	the Truth-In-Lending Act (“TILA”) and Regulation Z, governing disclosures of credit terms to consumer borrowers and including substantial requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act;
•	the Home Mortgage Disclosure Act (“HMDA”) and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, and requiring collection and disclosure of data about applicant and borrower characteristics to assist in identifying possible discriminatory lending patterns and enforcing antidiscrimination statutes;
•	the Equal Credit Opportunity Act (“ECOA”) and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in any aspect of a credit transaction;
•	the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, and Regulation V, governing the use of consumer reports, provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures, and requiring banks to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft.
•	the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies and intending to eliminate abusive, deceptive, and unfair debt collection practices;
•	the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which governs various aspects of residential mortgage loans, including the settlement and servicing process, dictates certain disclosures to be provided to consumers, and imposes other requirements related to compensation of service providers, insurance escrow accounts, and loss mitigation procedures;

•	The Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE Act”) which mandates a nationwide licensing and registration system for residential mortgage loan originators. The SAFE Act also prohibits individuals from engaging in the business of a residential mortgage loan originator without first obtaining and maintaining annually registration as either a federal or state licensed mortgage loan originator;
•	The Homeowners Protection Act (“HPA”), or the PMI Cancellation Act, provides requirements relating to private mortgage insurance (PMI) on residential mortgages, including the cancelation and termination of PMI, disclosure and notification requirements, and the requirement to return unearned premiums;
•	The Fair Housing Act (“FHA”) prohibits discrimination in all aspects of residential real-estate related transactions based on race or color, national origin, religion, sex, and other prohibited factors;
•	The Servicemembers Civil Relief Act (“SCRA”) and Military Lending Act (“MLA”), providing certain protections for servicemembers, members of the military, and their respective spouses, dependents and others;
•	Section 106(c)(5) of the Housing and Urban Development Act requires making home ownership available to eligible homeowners; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to laws, such as the following federal laws:

•	the FDIA, which, among other things, imposes a minimum amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;
•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	the Electronic Funds Transfer Act and Regulation E, which governs the rights, liabilities, and responsibilities of consumers and financial institutions using electronic fund transfer services, and which generally mandates disclosure requirements, establishes limitations on liability applicable to consumers for unauthorized electronic fund transfers, dictates certain error resolution processes, and applies other requirements relating to automatic deposits to and withdrawals from deposit accounts;
•	the Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
•	The Expedited Funds Availability Act (“EFA Act”) and Regulation CC, setting forth requirements to make funds deposited into transaction accounts available according to specified time schedules, disclose funds availability policies to customers, and relating to the collection and return of checks and electronic checks, including the rules regarding the creation or receipt of substitute checks; and
•	the Truth in Savings Act (“TISA”) and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

In light of the growing concern by regulators about relationships between chartered financial institutions and their third-party service providers, the FDIC joined the other federal supervisory agencies in passing the Interagency Guidance on Third-Party Relationships: Risk Management. This new guidance provided risk management oversight guidelines for financial institutions to incorporate in their ongoing relationships with third party vendors.

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

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. The CFPB continued its scrutiny of so called “pay-to-pay” and “junk fee” regimes, proposing rules related to credit card penalties. Further, the CFPB proposed rulemaking related to Residential Property Assessed Clean Entergy Financing, quality control standards for automated valuation models, and personal financial data rights (discussed in more detail above). The CFPB’s focus on fees was emphasized through its ongoing enforcement activity, including a notable enforcement action taken against Bank of America that required the payment of more than $100 million to customers, with similar size fines paid to both the CFPB and the OCC.

Bank regulators take into account compliance with consumer protection laws when considering approval of a proposed expansionary proposals.

Enforcement Powers. The Bank and its “institution-affiliated parties,” including its management, employee’s agent’s independent contractors and consultants, such as attorneys and accountants, and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations, or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ powers to issue cease-and-desist orders have been expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Anti-Money Laundering; the USA Patriot Act; the Office of Foreign Asset Control. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The program must comply with the anti-money laundering provisions of the Bank Secrecy Act (“BSA”). The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers, and other high-risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and certain laws provide law enforcement authorities with increased access to financial information maintained by banks. Financial institutions must comply with requirements regarding risk-based procedures for conducing ongoing customer due diligence, which requires the institutions to take appropriate steps to understand the nature and purpose of customer relationships and identify and verify the identity of the beneficial owners of legal entity customers.

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

Under the USA PATRIOT Act, the regulators can provide lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the applicable governmental authorities.

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

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury (the “Treasury”), is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations with which the Bank is prohibited from engaging in business. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report, and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

In August 2023, the FFIEC revised and updated the examination procedures in the FFIEC’s Bank Secrecy Act/Anti-Money Laundering (BSA/AML) Examination Manual to provide greater transparency into the examination process and support risk-based examination work. The FFIEC, OCC, and the FDIC also continued their emphasis on the importance of oversight of third-party vendors in the BSA/AML process through updated guidance, as well as continued examine and enforcement activity against financial institutions who failed to properly supervise their third-party service providers’ BSA/AML activity.

Following the enactment of the Anti-Money Laundering Act of 2020, FinCEN began publishing rules pursuant to the Corporate Transparency Act which establishes a regime for many corporate entities to file a form with FinCEN disclosing their beneficial owners. The first of these rules, the “Reporting Rule,” sets forth which entities are required to disclose their beneficial ownership information to FinCEN and the date for compliance. Companies that qualify as either a “domestic reporting company” or a “foreign reporting company” would file with FinCEN unless one of the 23 exemptions (such as the exemptions for select banks and credit unions) apply. However, on March 1, 2024 the United States District Court of the Northern District of Alabama ruled that the Corporate Transparency Act is unconstitutional. We will monitor this litigation and its implications on the future of the Corporate Transparency Act.

Following Russia’s invasion of Ukraine, OFAC took several sanctions related actions related to the Russian financial services sector pursuant to Executive Order 14024 beginning in February 2022 including: (i) a determination by the Secretary of the Treasury with respect to the financial services sector of the Russian Federation that authorizes sanctions against persons determined to operate or to have operated in that sector; (ii) correspondent or payable-through account and payment processing prohibitions on certain Russian financial institutions; (iii) the blocking of certain Russian financial institutions; (iv) expanding sovereign debt prohibitions to apply to new issuances in the secondary market; (v) prohibitions related to new debt and equity for certain Russian entities; and (vi) a prohibition on transactions involving certain Russian government entities, including the Central Bank of the Russian Federation. In March 2022, FinCEN issued an alert advising increased vigilance for potential Russian Sanctions Evasion Attempts. Increased FinCEN scrutiny and sanctions against Russian entities continued in 2023. The Financial Action Task Force (“FATF”) continues to revise the list of high-risk jurisdictions. In October 2023, FATF removed Albania, Cayman Islands, Jordan, and Panama from its lists of Jurisdictions under Increased Monitoring and added Bulgaria.

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

Consumers must be notified in the event of a data breach under applicable state laws. Multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 18, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule took effect on April 1, 2022 and banks and their service providers must have complied with the requirements of the rule by May 1, 2022. Effective December 9, 2022, the FTC’s amendments to GLBA’s Safeguards Rule went into effect and financial institutions are continuing to implement this rule including its ongoing monitoring and risk assessment protocols.

In February 2023, Congress introduced a new bill which would expand personal information protections that currently apply to customers and expand the notice requirements that apply to the collection of individual data. Under the bill, financial institutions must (1) inform individuals for what purpose their data is collected and how the data will be used, and (2) give individuals the opportunity to opt out of data collection. An individual may also end the sharing of the individual’s data with third parties, as well as demand the deletion of the individual’s data. While this bill has not been passed yet, it demonstrates ongoing activity in Congress and a desire to pass more stringent privacy laws. In 2023 alone, at least six bills related to consumer privacy were introduced in Congress. At the state level, seven additional states passed some form of consumer privacy protection laws, only some of which include an exemption for entities regulated under GLBA.

The CFPB also took additional action related to consumer privacy, At the beginning of the year, the CFPB issued a request for information about data brokers and invited public comment in order to understand brokers’ data collection practices and the commercial uses of personal data. The CFPB also began rulemaking to implement section 1033 of the Consumer Financial Protection Act of 2010 (CFPA). CFPA section 1033 provides that, subject to rules prescribed by the CFPB, a covered entity (for example, a bank) must make available to consumers, upon request, transaction data and other information concerning a consumer financial product or service that the consumer obtained from the covered entity..

Cybersecurity. The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties. In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings as necessary. For SEC Form 8-K disclosures regarding material cybersecurity incidents, smaller reporting companies, including our Company, become subject to such new requirements on June 15, 2024.

Under a final rule adopted by federal banking agencies in 2021, banking organizations are required to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and many states have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. In response to the COVID-19 pandemic, in 2020, the Federal Open Market Committee (“FOMC”) reduced the target federal funds rate range to between 0.0% and 0.25%; however, due in part to rising inflation, throughout 2022 the target federal funds rate range increased to between 4.25% and 4.50%. Throughout 2023, the target federal funds rate range increased to between 5.25% and 5.50%.

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

Insurance of Accounts and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the bank’s regulatory authority an opportunity to take such action and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, in November 2023, the FDIC implemented a special assessment to recover the approximately $16.3 billion loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank earlier in the year. However, the assessment was limited to banks with an excess of $5 billion uninsured deposits as of December 31, 2022, so we did not receive any assessment.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

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

The scope and content of federal bank regulatory agencies’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. In 2016, federal agencies proposed regulations which could significantly change the regulation of incentive compensation programs at financial institutions. The proposal would create four tiers of institutions based on asset size. Institutions in the top two tiers would be subject to rules much more detailed and proscriptive than are currently in effect. If interpreted aggressively by the regulators, the proposed rules could be used to prevent, as a practical matter, larger institutions from engaging in certain lines of business where substantial commission and bonus pool arrangements are the norm. In the 2016 proposal, the top two tiers included institutions with more than $50 billion of assets, which would not currently apply to us. No final rule has been adopted as of this filing. We cannot predict what final rules may be adopted, nor how they may be implemented and, therefore, it cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

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

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act (i) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation and so-called “golden parachute” payments, (ii) enhances independence requirements for compensation committee members, (iii) requires the SEC to adopt rules directing national securities exchanges to establish listing standards requiring all listed companies to adopt incentive-based compensation clawback policies for executive officers, and (iv) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. The SEC has completed the bulk (although not all) of the rulemaking necessary to implement these provisions. However, on October 26, 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (clawback) provisions of the Dodd-Frank Act. The final rules directed the stock exchanges to establish listing standards requiring listed companies to develop and implement a policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers and to satisfy related disclosure obligations. As of December 1, 2023, the final clawback rules from The NASDAQ Stock Market were effective. The Company’s updated clawback policies were effective September 19, 2023.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, exceeding 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more in the preceding three years or (ii) construction and land development loans exceeding 100% of total risk-based capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to commercial real estate lending, having observed substantial growth in many commercial real estate asset and lending markets, increased competitive pressures, rising commercial real estate concentrations in banks, and an easing of commercial real estate underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from commercial real estate lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their commercial real estate concentration risk. Based on the Bank’s loan portfolio as of December 31, 2023, its non-owner occupied commercial loans and its construction and land development loans were approximately 313% and 74% of total risk-based capital, respectively. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 47% from December 31, 2020 to December 31, 2023. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and Board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and Board levels, and we continue to monitor the level of the concentration in commercial real estate loans within the Bank’s loan portfolio monthly. Management will continue to monitor the level of the concentration in commercial real estate loans within the Bank’s loan portfolio.

Proposed Legislation and Regulatory Action. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. A change in statutes, regulations, or regulatory policies applicable to the Company or the Bank could have a material effect on our business.

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

Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary and trade policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for credit losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio. The majority of our loan portfolio is secured by real estate. A decline in real estate values can negatively impact our ability to recover our investment should the borrower become delinquent. Loans secured by stock or other collateral may be adversely impacted by a downturn in the economy and other factors that could reduce the recoverability of our investment. Unsecured loans are dependent on the solvency of the borrower, which can deteriorate, leaving us with a risk of loss. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, epidemics and pandemics (such as COVID-19), or a combination of these or other factors.

As economic conditions relating to the COVID-19 pandemic have improved, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even though the pandemic has subsided. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, a potential resurgence of economic and political tensions with China, the war in Ukraine, and the Middle East conflict, all of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing, and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs, and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

In addition, during 2023, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed receiver of Silicon Valley Bank. On March 11, 2023, Signature Bank was similarly closed and placed into receivership and concurrently the Federal Reserve Board announced it will make available additional funding to eligible depository institutions to assist eligible banking organizations with potential liquidity needs. On May 1, 2023, First Republic Bank was closed and its assets were seized. Regulatory agencies have closed no further banks with assets greater than $150 million since the closure of First Republic Bank. While the Company’s business, balance sheet and depositor profile differs substantially from banking institutions that are the focus of the greatest scrutiny, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of the Company’s common stock and potentially its results of operations.

Credit and Interest Rate Risk

Our decisions regarding credit risk and allowance for credit losses may materially and adversely affect our business.

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

• the duration of the credit;	• in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral
• credit risks of a particular customer;
• changes in economic and industry conditions; and

We attempt to maintain an appropriate allowance for credit losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

• an ongoing review of the quality, mix, and size of our overall loan portfolio;	• regular reviews of loan delinquencies and loan portfolio quality; and
• our historical credit loss experience;	• the amount and quality of collateral, including guarantees, securing the loans.
• evaluation of economic conditions;

There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for credit losses and that additional increases in the allowance for credit losses will be required. Additions to the allowance for credit losses would result in a decrease of our net income, and possibly our capital.

Federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off could have a negative effect on our operating results.

We may have higher credit losses than we have allowed for in our allowance for credit losses.

Our actual credit losses could exceed our allowance for credit losses. Our average loan size continues to increase and reliance on our historic allowance for credit losses may not be adequate. As of December 31, 2023, approximately 87.2% of our loan portfolio (excluding loans held for sale) is composed of construction (10.4%), commercial mortgage (69.9%) and commercial (6.9%) loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent, and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers. If we suffer credit losses that exceed our allowance for credit losses, our financial condition, liquidity, or results of operations could be materially and adversely affected.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2023, we had approximately $889.8 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 78.5% of our total loans outstanding as of that date. Approximately $273.7 million, or 24.1% of our total loans, and 30.8% of our commercial real estate loans are secured by owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 12.8%, or $100.9 million, since December 31, 2022. The banking regulators give commercial real estate lending greater scrutiny, and they may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the level of the concentration in commercial real estate loans within the Bank’s loan portfolio monthly.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months, or (ii) construction and land development loans exceed 100% of total risk-based capital. Our total non-owner-occupied commercial real estate loans represented 313% of the Bank’s total risk-based capital at December 31, 2023, and our construction and land development loans represented 74% of the Bank’s total risk-based capital at December 31, 2023. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 47% from December 31, 2020 to December 31, 2023.

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

At December 31, 2023, commercial business loans comprised 6.9% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, be difficult to appraise, and fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for credit losses.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2023, approximately $27.5 million of our loans, or 16.6% of the Bank’s regulatory capital (Tier 1 Capital plus allowance for credit losses), had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which two loans totaling approximately $559 thousand had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan-to-value exceptions are set at 30% of the Bank’s tier 1 capital plus allowance for credit losses. At December 31, 2023, $18.7 million of our commercial loans, or 11.3% of the Bank’s regulatory capital, exceeded the supervisory loan-to-value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio, which could have a material adverse effect on our financial condition and results of operations.

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

We must effectively manage credit risk. There are risks inherent in making any loan, including risks with respect to (i) the period of time over which the loan may be repaid, (ii) proper loan underwriting and guidelines, (iii) changes in economic and industry conditions, (iv) the credit risks of individual borrowers, and (v) risks resulting from uncertainties as to the future value of collateral. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business and our consolidated results of operations and financial condition.

Changes in prevailing interest rates may reduce our profitability.

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, which include mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Depending on the terms and maturities of our assets and liabilities, we believe a significant change in interest rates could potentially have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective, and our financial condition and results of operations could suffer.

Capital and Liquidity Risks

Changes in the financial markets could impair the value of our investment portfolio.

Our investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $541.1 million in 2023, as compared to $570.6 million in 2022. This represents 33.2% and 37.0% of the average earning assets for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, the portfolio was 29.6% of earning assets compared to 36.2% of earning assets at December 31, 2022. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $16.7 million and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $14.0 million ($11.1 million net of tax) and $15.7 million ($12.4 million net of tax) at December 31, 2023 and 2022, respectively.

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

Our HTM investments totaled $217.2 million and represented approximately 42.9% of our total investments at December 31, 2023. Our AFS investments totaled $282.2 million, or approximately 55.8% of our total investments at December 31, 2023. Investments at cost totaled $6.8 million, or approximately 1.3% of our total investments at December 31, 2023. The effective duration on our total investment securities portfolio was 3.8 at December 31, 2023.

Securities which have unrealized losses were not considered to be credit loss impaired at December 31, 2023 or “other than temporarily impaired,” at December 31, 2022 and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain adequate liquidity which supports our ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and our capital.

The Bank is subject to strict capital requirements, which could be amended to be more stringent, in the future.

The Bank is subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain and an additional capital conservation buffer. From time to time, the regulators change these regulatory capital adequacy guidelines. If we fail to meet these capital guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends, repurchasing or redeeming capital securities, and paying certain bonuses. In particular, the capital requirements applicable under Basel III require the Bank to satisfy additional, more stringent, capital adequacy standards than it had in the past. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions, make capital distributions in the form of dividends or share repurchases, or pay certain bonuses needed to attract and retain key personnel. Higher capital levels could also lower our return on equity.

Risks Related to Our Industry

Inflationary pressures and rising prices may affect our results of operations and financial condition.

In 2021 through 2022, inflation rose to levels not seen for over 40 years, reaching 7.0% and 6.5%, respectively. In 2023, the annual inflation rate decreased to 3.4% but inflationary pressures are currently expected to remain elevated throughout 2024. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. Sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve.

In 2020, in response to economic disruption associated with the COVID-19 pandemic, the Federal Reserve quickly reduced short-term rates to extremely low levels and acted to influence the markets to reduce long-term rates as well. During 2021, the Federal Reserve significantly reduced such “easing” actions that held down long-term rates. During 2022, the Federal Reserve switched to a tightening policy and raised short term rates significantly and rapidly throughout the year. Those actions triggered a significant decline in the values of most categories of U.S. stocks and bonds; significantly raised recessionary expectations for the U.S.; and inverted the yield curve in the U.S. for much of the last two quarters of 2022. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, discourage borrowing, tighten the money supply, and restrain economic activity. However, in 2022, short term rates rose faster than long term rates to the point that the yield curve inverted for much of the final two quarters of 2022. This sort of phenomenon-where short term rates rise more strongly and rapidly than long-term rates can follow-is relatively common.

It is unclear when long term rates are likely to catch up. Many external factors may interfere with the effects of these plans or cause them to be changed, sometimes quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. These economic strategies have had, and will continue to have, a significant impact on our business and on many of our customers. As exemplified by the 2023 bank failures in the U.S., such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict.

Adverse developments affecting the financial services industry, such as the 2023 bank failures or concerns involving liquidity, may have a material adverse effect on our operations.

The high-profile bank failures in 2023 involving Silicon Valley Bank, Signature Bank, and First Republic Bank caused general uncertainty and concern regarding the liquidity adequacy of the banking sector. Although we were not directly affected by these bank failures, the resulting speed and ease in which news, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions, which then caused the stock prices of many financial institutions to become volatile. Additional bank failures could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers. In response to these bank failures and the resulting market reaction, the Secretary of the Treasury approved actions enabling the FDIC to complete its resolutions of the failed banks in a manner that fully protects depositors by utilizing the Deposit Insurance Fund, including the use of Bridge Banks to assume all of the deposit obligations of the failed banks, while leaving unsecured lenders and equity holders of such institutions exposed to losses. With the risk of any additional bank failures, we may face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, community, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to offer products and services in more areas in which they do not have a physical location and for nonbanks, such as FinTech companies, to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Failure to successfully keep pace with technological changes could have a material adverse impact on our business, financial condition, and results of operations.

New lines of business or new products and services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business, financial condition, and results of operations.

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

We had $48.1 million, or 3.2% of total deposits in brokered deposit accounts, at December 31, 2023 and no brokered deposit accounts at December 31, 2022. We have obtained brokered certificates of deposit when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities or when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk.

The FDIC has promulgated regulations implementing limitations on brokered deposits. Under the regulations, well capitalized institutions, such as the Bank, are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Should our capital ratios decline, this could limit our ability to replace brokered deposits when they mature. At December 31, 2023, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of these regulations. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total deposits) in the future could materially adversely impact our funding costs and liquidity.

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

From time to time, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets, like we did in York County, South Carolina in 2022, or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;
•	regulatory approvals could be delayed, impeded, restrictively conditioned, or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, CRA issues, and other similar laws and regulations;
•	the time and costs of evaluating new markets, hiring or retaining experienced local management, including those from competitors, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
•	difficulty or unanticipated expense associated with converting the operating systems of the acquired or merged company;
•	the incurrence and possible impairment of goodwill and other intangible assets associated with an acquisition or merger and possible adverse effects on our results of operations; and
•	the risk of loss of key employees and customers of the Company or the acquired or merged company.
37

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

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired business. In addition, the markets and industries in which we and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition. We also may lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences. Undiscovered factors as a result of acquisitions, pursued by non-related third party entities, could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities acquired. These factors could contribute to us not achieving the expected benefits from acquisitions within desired time frames.

New or acquired banking office facilities and other facilities may not be profitable.

We may not be able to identify profitable locations for new banking offices. The costs to start up new banking offices or to acquire existing branches, and the additional costs to operate these facilities, may increase our non-interest expense and decrease our earnings in the short term.. It may be difficult to adequately and profitably manage our growth through the establishment or purchase of additional banking offices and we can provide no assurance that any such banking offices will successfully attract enough deposits to offset the expenses of their operation. In addition, any new or acquired banking offices will be subject to regulatory approval, and there can be no assurance that we will succeed in securing such approval.

Risks Related to Our Human Capital

We are dependent on key individuals, and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Michael C. Crapps, our president and chief executive officer, and Mr. Nissen, the Bank’s president and, effective July 1, 2024, also the Bank’s chief executive officer, each have extensive and long-standing ties within our primary market area and substantial experience with our operations, and each has contributed significantly to our business. If we lose the services of Mr. Crapps or Mr. Nissen, each would be difficult to replace, and our business and development could be materially and adversely affected. Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our business strategy and materially and adversely affect our business, results of operations, and financial condition.

Operational Risks

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages, natural disasters such as earthquakes, tornadoes, and hurricanes, disease pandemics, events arising from local or larger scale political or social matters, including terrorist acts, and as described below, cyber attacks.

As noted above, our business relies on our digital technologies, computer and email systems, software, and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide service or security solutions for our operations, and other unaffiliated third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies, plans and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

Our Information Systems May Experience Failure, Interruption or Breach in Security.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. Any failure, interruption or breach in security of these systems could result in significant disruption to our operations. Information security breaches and cybersecurity-related incidents include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, theft, misuse, loss, release or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties or may result from accidental technological failure. Our technologies, systems, networks and software have been and continue to be subject to cybersecurity threats and attacks, which range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. Any failures related to upgrades and maintenance of our technology and information systems could further increase our information and system security risk. Our increased use of cloud and other technologies also increases our risk of being subject to a cyber-attack. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our customers, employees and third parties that we do business with have been, and will continue to be, targeted by parties using fraudulent emails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware programs to our information systems, the information systems of our merchants or third-party service providers and/or our customers’ personal devices, which are beyond our security control systems. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber-attacks against us, our merchants, our third-party service providers and our customers remain a serious issue.

Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risks of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even well protected information, networks, systems and facilities remain potentially vulnerable to attempted security breaches or disruptions because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement zero risk security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. Furthermore, in the event of a cyber-attack, we may be delayed in identifying or responding to the attack, which could increase the negative impact of the cyber-attack on our business, financial condition and results of operations. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants or our third-party vendors, including as a result of cyber-attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, enforcement actions, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

We regularly use third party vendors as part of our business and have substantial ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.

Negative public opinion surrounding the Bank and the financial institutions industry generally could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding the Bank and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, mergers and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees, could impair the confidence of our investors, counterparties and business partners and can affect our ability to effect transactions and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk, this risk will always be present given the nature of our business.

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

Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

Federal, state, and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state, and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers’ ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The DOJ, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition, and results of operations.

Changes in accounting standards could materially affect our financial statements.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, FASB, the SEC and our regulators change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. Such changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, which could potentially result in a need to revise or restate prior period financial statements.

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

In 2023, Republicans gained control of the U.S. House of Representatives, while Democrats retained control of the U.S. Senate. However slim the majorities, though, the net result was a split Congress, which in the past leads to less sweeping policy changes. Congressional committees with jurisdiction over the banking sector have pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social, and Governance matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of any pandemic response and economic recovery. The prospects for the enactment of major banking reform legislation remains unclear.

Moreover, the turnover of the presidential administration in 2020 resulted in certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department, with certain significant leadership positions yet to be permanently filled, including the Comptroller of the Currency. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of the 2024 election on any additional changes in agency personnel, policies, and priorities on the financial services sector, including the Company and the Bank, cannot be predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition, or results of operations.

We are party to various claims and lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

From time to time, we, our directors, and our management are or may be the subject of various claims and legal actions by customers, employees, shareholders and others. Whether such claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. In light of the potential cost, reputational damage and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, reputation, financial condition, and results of operations.

From time to time, we are, or may become, involved in suits, legal proceedings, information-gatherings, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

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

We are subject to the income tax laws of the U.S., and its states and municipalities in which we do business. These tax laws are complex and may be subject to different interpretations. We must make judgments and interpretations about the application of these inherently complex tax laws when determining our provision for income taxes, our deferred tax assets (DTAs) and liabilities, and our valuation allowance. Changes to the tax laws, administrative rulings or court decisions could increase our provision for income taxes and reduce our net income. In addition, our ability to continue to record our DTAs is dependent on our ability to realize their value through future projected earnings. Future changes in tax laws or regulations could adversely affect our ability to record our DTAs. Loss of part or all of our DTAs would have a material adverse effect on our financial condition and results of operations.

Our ability to realize deferred tax assets may be reduced, which may adversely impact our results of operations.

Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements. As of December 31, 2023, we had net deferred tax assets of $11.0 million. Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for federal income tax purposes. Based on projections of future taxable income in periods in which deferred tax assets are expected to become deductible, management determined that the realization of our net deferred tax asset was more likely than not. As a result, we did not recognize a valuation allowance on our net deferred tax asset as of December 31, 2023. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. Our deferred tax asset may be further reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax assets. Charges to establish a valuation allowance with respect to our deferred tax asset could have a material adverse effect on our financial condition and results of operations.

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

Although our common stock is listed for trading on The NASDAQ Capital Market, the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

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

In addition, the South Carolina business combinations statute provides that a 10% or greater shareholder of a resident domestic corporation cannot engage in a “business combination” (as defined in the statute) with such corporation for a period of two years following the date on which the 10% shareholder became such, unless the business combination or the acquisition of shares is approved by a majority of the disinterested members of such corporation’s board of directors before the 10% shareholder’s share acquisition date. This statute further provides that at no time (even after the two-year period subsequent to such share acquisition date) may the 10% shareholder engage in a business combination with the relevant corporation unless certain approvals of the board of directors or disinterested shareholders are obtained or unless the consideration given in the combination meets certain minimum standards set forth in the statute. The law is very broad in its scope and is designed to inhibit unfriendly acquisitions, but it does not apply to corporations whose articles of incorporation contain a provision electing not to be covered by the law. Our articles of incorporation do not contain such a provision. An amendment of our articles of incorporation to that effect would, however, permit a business combination with an interested shareholder even though such status was obtained prior to the amendment.

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

Transition risks include changes in regulations, market preferences and technologies toward a less carbon-dependent economy. The possible adverse impacts of transition risks include asset devaluations, increased operational and compliance costs, and an inability to meet regulatory or market expectations. For example, we may become subject to new or heightened regulatory requirements and stakeholder expectations regarding climate change, including those relating operational resiliency, disclosure, and financial reporting. The risks associated with climate change are rapidly changing and evolving, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition.

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

In August 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+”. Furthermore, in August 2023, Fitch Ratings downgraded its long-term credit rating on the U.S. from “AAA” to “AA+”. If U.S. debt ceiling, budget deficit or debt concerns, domestic or international economic or political concerns, or other factors were to result in further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness, it could adversely affect the U.S. and global financial markets and economic conditions by creating financial turmoil and uncertainty, which could weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential for cyber threats. Our Information Security Officer has primary oversight of the cybersecurity component of the Bank’s risk management program, together with our Director of Information Technology Infrastructure. Both of these individuals are key members of senior management, reporting directly to the Chief Operations/Chief Risk Officer and as discussed below, periodically to the Audit & Compliance Committee of our board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our Information Security Officer and Director of Information Technology Infrastructure and Chief Operations/Chief Risk Officer along with other key members of management regularly collaborate with expert resources, industry groups, and regulators to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed and reported upon to the Audit & Compliance Committee of the Board with the goal of addressing changing threats, risks, and conditions.

We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative, detective and corrective controls/tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and ongoing education and training, preparedness simulations, tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity measures and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Program that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate executive officers, Board-approved committees, regulators, law enforcement and the Audit & Compliance Committee of our board of directors. The Incident Response Plan is coordinated through the Information Security Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber attacks. To date, cybersecurity threats have not materially affected our company, but we remain diligent, nonetheless. For further discussion of risks from cybersecurity threats, see the section captioned “Our Information Systems May Experience Failure, Interruption or Breach in Security” in Item 1A. Risk Factors.

Governance

Our Information Security Officer is accountable for oversight, risk assessment and reporting on our information security program, leveraging the Director of Information Technology Infrastructure and other resources as needed. Responsibilities include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, board training, employee training, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the Information Security Officer, provides guidance, oversight, monitoring and challenge of the first line’s activities. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the board of directors with a functional reporting line to the Chief Operations/Risk Officer. Both the first line of defense and the second line of defense are subject to experience and professional education requirements. In particular, our Information Security Officer has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management. Our board of directors has approved management committees including the Information Technology Steering Committee, which focuses on technology impact and business impact. This committee provides oversight and governance of the technology program and the information security program. This committee is chaired jointly by the Information Security Officer and Director of Information Technology Infrastructure and made up of key departmental managers from throughout the entire company. Two executive leadership team members oversee this committee.

The Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, to the Audit & Compliance Committee of our board of directors on a quarterly basis (or more frequently as may be required by the Incident Response Plan).The Audit & Compliance Committee of our board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Information Security Officer also provides quarterly reports to the Audit & Compliance Committee of our board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The executive leadership team and the board of directors review and approve our information security and technology budgets and strategies annually.

Additionally, the Audit & Compliance Committee of our board of directors reviews our cyber security risk profile on a quarterly basis and provides a report to the full board of directors at no later than the next board meeting after their meetings.

Item 2. Properties.

Our principal place of business as well as the Bank’s is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. In addition, we currently operate 22 full-service offices located in the South Carolina counties of Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices), Kershaw County (1 office), Aiken County (1 office), Greenville County (2 offices), Anderson County (1 office), Pickens County (1 office), York County (1 office), and in the Georgia counties of Richmond County (2 offices) and Columbia County (1 office). All of these properties are owned by the Bank except for the downtown Augusta, Georgia (Richmond County), Greenville, South Carolina, and York County, South Carolina full-service branch offices, which are leased by the Bank. Although the properties owned are generally considered adequate, we have a continuing program of modernization, expansion and, when necessary, occasional replacement of facilities. We intend to close one office in downtown Augusta, Georgia on June 27, 2024 and have provided the required notices to the FDIC and the S.C. Board

.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

As of February 29, 2024, there were approximately 1,776 shareholders of record of our common stock. Our common stock trades on The NASDAQ Capital Market under the trading symbol of “FCCO.”

Quarterly Common Stock Price Ranges and Dividends

The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2023
Quarter ended March 31, 2023	$22.25	$18.30	$0.14
Quarter ended June 30, 2023	$21.50	$16.30	$0.14
Quarter ended September 30, 2023	$20.00	$16.77	$0.14
Quarter ended December 31, 2023	$22.00	$17.00	$0.14
2022
Quarter ended March 31, 2022	$22.00	$20.00	$0.13
Quarter ended June 30, 2022	$21.36	$17.55	$0.13
Quarter ended September 30, 2022	$19.70	$17.25	$0.13
Quarter ended December 31, 2022	$22.00	$16.97	$0.13

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

Unregistered Sales of Equity Securities

Pursuant to our Amended and Restated Non-Employee Director Deferred Compensation Plan, non-employee directors may elect to defer all or any part of annual retainer fees payable in respect of the following calendar year to the director for his or her service on the board of directors or any committee of the board of directors. During the year, a number of deferred stock units are credited quarterly to the director’s account equal to (i) the otherwise payable amount divided by (ii) the fair market value of a share of our common stock on the last trading day of such calendar quarter. In general, a director’s vested account balance will be distributed in a lump sum of our common stock on the 30th day following the participants separation from service. During the year ended December 31, 2023, we credited an aggregate of 9,644 deferred stock units to accounts for directors who elected to defer monthly fees or annual retainer fees for 2023. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.

Repurchases of Equity Securities

On April 20, 2022, we announced that our board of directors approved the repurchase of up to 375,000 shares of our common stock. No repurchases were made under the such repurchase plan before it expired at the market close on December 31, 2023.

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

The following discussion describes our results of operations for 2023, as compared to 2022 and 2021, and also analyzes our financial condition as of December 31, 2023, as compared to December 31, 2022. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2023, 2022 and 2021 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, our deposits and our borrowings.

There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb expected losses in 2023 and probable losses in 2022 and 2021 on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for credit losses against our operating earnings. In the following section, we have included a detailed discussion of this process, as well as several tables describing our allowance for credit losses and the allocation of this allowance among our various categories of loans.

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

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies.  We have identified the determination of the allowance for credit losses, income taxes and deferred tax assets and liabilities, goodwill and other intangible assets, and derivative instruments to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates Therefore, management has reviewed and approved these critical accounting policies and estimates and has discussed these policies with our Audit and Compliance Committee.

Allowance for Credit Losses

As of January 1, 2023, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), which changed the methodology, accounting policies and inputs used in determining the allowance for credit losses (“ACL”). Refer to the “Application of New Accounting Guidance Adopted in 2023” section in Note 2 for more information about our CECL adoption and methodology. We believe the allowance for credit losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements.

The allowance for credit losses represents our best estimate of credit losses on financial assets. The allowance for credit losses is assessed at least quarterly and adjustments are recorded in the provision for credit losses. These losses are estimated using historical loss rates and a projection of reasonable and supportable macroeconomic forecast, combined with additional qualitative factors. At December 31, 2023, we held an allowance for credit losses for our held-to-maturity investment securities, our loans held-for-investment and our unfunded commitments that are not unconditionally cancelable.

The allowance for credit losses represents an amount which we believe will be adequate to absorb expected losses (2023) and probable losses (2022 and 2021) on existing financial assets that may become uncollectible. Our judgment as to the adequacy of the allowance for credit losses is based on assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. There can be no assurance that charge-offs of financial assets in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period.

The allowance for credit losses represents management’s best estimate for our expected losses at December 31, 2023 and probable losses at December 31, 2022 and 2021, but significant downturns in circumstances relating to asset quality and economic conditions could result in a requirement for additional allowance for credit losses. Likewise, an upturn in asset quality and improved economic conditions may allow a reduction in the required allowance for credit losses. In either instance, unanticipated changes could have a significant impact on results of operations. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses. Such agencies may require us to recognize additions to the allowance for credit losses based on their judgments about information available to them at the time of their examination.

Income Taxes, Deferred Tax Assets, and Deferred Tax Liabilities

We are subject to the income tax laws of the U.S., its states, and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities.

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for credit losses, write-downs of OREO properties, write-downs on premises held-for-sale, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of fair value of the net assets we acquired (including identifiable intangibles) in purchase transactions. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles)

We test our goodwill for impairment by evaluating whether the carrying amount exceeds the asset’s fair value. This test is done annually or more frequently if events and circumstances indicate the asset might be impaired.

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

Financial Highlights

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2023	2022	2021
Balance Sheet Data:
Total assets	$1,827,688	$1,672,946	$1,584,508
Loans held for sale	4,433	1,779	7,120
Loans	1,134,019	980,857	863,702
Deposits	1,511,001	1,385,382	1,361,291
Total common shareholders’ equity	131,059	118,361	140,998
Total shareholders’ equity	131,059	118,361	140,998
Average shares outstanding, basic	7,568	7,528	7,491
Average shares outstanding, diluted	7,647	7,608	7,549
Results of Operations:
Interest income	$72,697	$51,117	$47,520
Interest expense	23,805	3,174	2,241
Net interest income	48,892	47,943	45,279
Provision for (release of) credit losses	1,129	(152)	335
Net interest income after provision for (release of) credit losses	47,763	48,095	44,944
Non-interest income	10,421	11,569	13,904
Non-interest expenses	43,144	41,253	39,201
Income before taxes	15,040	18,411	19,647
Income tax expense	3,197	3,798	4,182
Net income	11,843	14,613	15,465
Net income available to common shareholders	11,843	14,613	15,465
Per Share Data:
Basic earnings per common share	$1.56	$1.94	$2.06
Diluted earnings per common share	1.55	1.92	2.05
Book value at period end	17.23	15.62	18.68
Tangible book value at period end (non-GAAP)	15.23	13.59	16.62
Dividends per common share	0.56	0.52	0.48
Asset Quality Ratios:
Non-performing assets to total assets(3)	0.05%	0.35%	0.09%
Non-performing loans to period end loans	0.02%	0.50%	0.03%
Net charge-offs (recoveries) to average loans	0.00%	(0.03)%	(0.05)%
Allowance for credit losses to period-end total loans	1.08%	1.16%	1.29%
Allowance for credit losses to non-performing assets	1,492.36%	194.41%	789.98%
Selected Ratios:
Return on average assets	0.68%	0.88%	1.02%
Return on average common equity:	9.59%	11.99%	11.22%
Return on average tangible common equity (non-GAAP):	10.95%	13.73%	12.65%
Efficiency Ratio (non-GAAP)(1)	71.23%	68.60%	66.09%
Noninterest income to operating revenue(2)	17.57%	19.44%	23.49%
Net interest margin (tax equivalent)	3.01%	3.14%	3.23%
Equity to assets	7.17%	7.08%	8.90%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	6.39%	6.21%	8.00%
Tier 1 risk-based capital (Bank)(4)	12.53%	13.49%	14.00%
Total risk-based capital (Bank)(4)	13.58%	14.54%	15.80%
Leverage (Bank)(4)	8.45%	8.63%	8.45%
Average loans to average deposits(5)	73.25%	64.92%	68.77%
(1)	The efficiency ratio is a key performance indicator in our industry. The ratio is calculated by dividing non-interest expense by net interest income on a tax equivalent basis and non-interest income, excluding gains (losses) on sales of securities and other assets, non-recurring bank owned life insurance (BOLI) income, gains on insurance proceeds, and collection of summary judgments on loans charged-off at a bank we acquired. The efficiency ratio is a measure of the relationship between operating expenses and net revenue.
(2)	Operating revenue is defined as net interest income plus noninterest income.
(3)	Includes non-accrual loans, loans > 90 days delinquent and still accruing interest and other real estate owned (“OREO”).
(4)	As a small bank holding company, we are generally not subject to the capital requirements at the holding company level unless otherwise advised by the Federal Reserve; however, our Bank remains subject to capital requirements.
(5)	Includes loans held for sale.

Certain financial information presented above is determined by methods other than in accordance with GAAP. These non-GAAP financial measures include “efficiency ratio,” “tangible book value at period end,” “return on average tangible common equity” and “tangible common shareholders’ equity to tangible assets.” The “efficiency ratio” is defined as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income, excluding gains (losses) on sales of securities and other assets, non-recurring bank owned life insurance (BOLI) income, gains on insurance proceeds, and collection of summary judgments on loans charged off at a bank we acquired. The efficiency ratio is a measure of the relationship between operating expenses and net revenue. “Tangible book value at period end” is defined as total equity reduced by recorded intangible assets divided by total common shares outstanding. “Return on average tangible common equity” is defined as net income on an annualized basis divided by average total equity reduced by average recorded intangible assets. “Tangible common shareholders’ equity to tangible assets” is defined as total common equity reduced by recorded intangible assets divided by total assets reduced by recorded intangible assets. Our management believes that these non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period-to-period in a meaningful manner. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

The table below provides a reconciliation of non-GAAP measures to GAAP for the three years ended December 31:

	2023	2022	2021
Tangible book value per common share
Tangible common equity per common share (non-GAAP)	$15.23	$13.59	$16.62
Effect to adjust for intangible assets	2.00	2.03	2.06
Book value per common share (GAAP)	$17.23	$15.62	$18.68
Return on average tangible common equity
Return on average tangible common equity (non-GAAP)	10.95%	13.73%	12.65%
Effect to adjust for intangible assets	(1.36)%	(1.74)%	(1.43)%
Return on average common equity (GAAP)	9.59%	11.99%	11.22%
Tangible common shareholders’ equity to tangible assets
Tangible common equity to tangible assets (non-GAAP)	6.39%	6.21%	8.00%
Effect to adjust for intangible assets	0.78%	0.87%	0.90%
Common equity to assets (GAAP)	7.17%	7.08%	8.90%

Results of Operations

Year Ended December 31, 2023 and 2022

Our net income for the twelve months ended December 31, 2023 was $11.8 million, or $1.55 diluted earnings per common share, as compared to $14.6 million, or $1.92 diluted earnings per common share, for the twelve months ended December 31, 2022. The $2.8 million decline in net income between the two periods is primarily due to a $1.1 million decline in non-interest income, a $1.9 million increase in total non-interest expense and a $1.3 million increase in provision for credit losses, partially offset by a $949 thousand increase in net interest income and a $601 thousand reduction in income tax expense.

•	The increase in net interest income results from an increase of $90.7 million in average earning assets partially offset by an 11 basis points decline in the net interest margin between the two periods.

•

The $1.1 million provision for credit losses during the twelve months ended December 31, 2023 is primarily related to a $153.2 million increase in loans held-for-investment and a $50.9 million increase in unfunded commitments net of unconditionally cancellable commitments partially offset by a reduction of five basis points in our qualitative factors (four basis points in our changes in total of past due, rated, and non-accrual / changes in total of 30-89 days past due and other loans especially mentioned qualitative factor and one basis point in our reasonable and supportable forecast alternative scenarios qualitative factor).

•	The $152 thousand in release of credit losses during the twelve months ended December 31, 2022 is primarily related to the following: a decrease in our COVID-19 qualitative factor in our allowance for loan losses methodology and net recoveries during the twelve months ended December 31, 2022 partially offset by increases in our economic conditions qualitative factor due to inflation, supply chain bottlenecks, labor shortages in certain industries, and the war in Ukraine; an increase in our changes in staff qualitative factor due to the addition of a new team and new market in York County, South Carolina in March 2022; an increase in our change in total of past due, rated, and non-accrual loans qualitative factor due to a $4.1 million loan being moved to non-accrual status in June 2022; and loan growth.

•	The decline in non-interest income is primarily related to a decline in mortgage banking income of $494 thousand and a 2023 $1.2 million loss on sale of securities partially offset by an increase of $196 thousand in gains on sale of other real estate owned, $114 thousand in other non-recurring non-interest income, and $177 thousand in other non-interest income.

o	The increase in other non-recurring income was largely related to the bank owned life insurance claim of $93 thousand and gains on insurance proceeds of $28 thousand during the twelve months ended December 31, 2023. We recorded $7 thousand in other non-recurring income related to gains on insurance proceeds during the twelve months ended December 31, 2022.
o	The increase in other non-interest income was primarily related to increases of $65 thousand in ATM debit card income, $48 thousand in rental income, and $26 thousand in bankcard fees.

•	The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $507 thousand, increased occupancy expense of $155 thousand, increased equipment expense of $223 thousand, increased marketing and public relations expense of $237 thousand, increased FDIC Insurance assessments of $436 thousand, increased ATM/debit card processing of $189 thousand, increased software subscriptions and services of $112 thousand, increased telephone expense of $131 thousand, increased debit card and fraud losses of $137 thousand, increased director fees of $113 thousand, and increased other expense of $123 thousand, partially offset by lower other real estate expense of $420 thousand, lower investment advisory services expense of $80 thousand and lower legal and professional fees of $135 thousand.

•	Our effective tax rate was 21.3% during the twelve months ended December 31, 2023 compared to 20.6% during the twelve months ended December 31, 2022.

o	The effective tax rates were affected by a $122 thousand non-recurring reduction to income tax during the twelve months ended December 31, 2023 and by a $153 thousand non-recurring reduction to income tax expense during the twelve months ended December 31, 2022.

Year Ended December 31, 2022 and 2021

Our net income for the twelve months ended December 31, 2022 was $14.6 million, or $1.92 diluted earnings per common share, as compared to $15.5 million, or $2.05 diluted earnings per common share, for the twelve months ended December 31, 2021. The $852 thousand decline in net income between the two periods is primarily due to a $2.3 million decline in non-interest income and a $2.1 million increase in non-interest expense partially offset by a $2.7 million increase in net interest income, a $487 thousand reduction in provision for credit losses, and a $384 thousand reduction in income tax expense.

•	The increase in net interest income results from an increase of $122.2 million in average earning assets partially offset by an eight basis points decline in the net interest margin between the two periods.

•	The decline in non-interest income is primarily related to declines in mortgage banking income of $2.4 million, lower gains on sale of other real estate of $122 thousand, lower gains on sale of other assets of $190 thousand, and lower other non-recurring income of $164 thousand partially offset by an increase in investment advisory fees and non-deposit commissions of $484 thousand.
o	The reduction in other non-recurring income was related to the collection of $147 thousand in summary judgments related to two loans charged off at a bank, which we subsequently acquired and $24 thousand in gains on insurance proceeds during the twelve months ended December 31, 2021. We recorded $7 thousand in other non-recurring income related to gains on insurance proceeds during the twelve months ended December 31, 2022.

•	The reduction in provision for credit losses is primarily related to the following: a decrease in our COVID-19 qualitative factor in our allowance for credit losses methodology and net recoveries during the twelve months ended December 31, 2022 partially offset by increases in our economic conditions qualitative factor due to inflation, supply chain bottlenecks, labor shortages in certain industries, and the war in Ukraine; an increase in our changes in staff qualitative factor due to the addition of a new team and new market in York County, South Carolina in March 2022; an increase in our change in total of past due, rated, and non-accrual loans qualitative factor due to a $4.1 million loan being moved to non-accrual status in June 2022; and loan growth.
•	The increase in non-interest expense is primarily related to increased salaries and employee benefits expense of $863 thousand, increased occupancy expense of $55 thousand, increased equipment expense of $47 thousand, increased marketing and public relations expense of $86 thousand, increased legal and professional fees of $299 thousand, increased ATM/debit card and data processing expense of $428 thousand, increased other real estate expense including other real estate write-downs of $203 thousand, increased fraud expense of $106 thousand, increased travel, meals, and entertainment expense of $103 thousand, and increased postage / courier expense of $118 thousand partially offset by lower FDIC assessments of $150 thousand, lower amortization of intangibles of $43 thousand, and lower loan processing costs of $63 thousand.
•	Our effective tax rate was 20.6% during the twelve months ended December 31, 2022 compared to 21.3% during the twelve months ended December 31, 2021.
o	The reduction in the effective tax rate was due to lower net income before tax and a $153 thousand non-recurring reduction to income tax expense during the twelve months ended December 31, 2022.

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

Year Ended December 31, 2023 and 2022

Net interest income increased $949,000, or 2.0%, to $48.9 million for the twelve months ended December 31, 2023 from $47.9 million for the twelve months ended December 31, 2022. Our net interest margin declined by 11 basis points to 3.00% during the twelve months ended December 31, 2023 from 3.11% during the twelve months ended December 31, 2022. Our net interest margin, on a taxable equivalent basis, was 3.01% for the twelve months ended December 31, 2023 compared to 3.14% for the twelve months ended December 31, 2022. Average earning assets increased $90.7 million, or 5.9%, to $1.6 billion for the twelve months ended December 31, 2023 compared to $1.5 billion in the same period of 2022.

•	The increase in net interest income was primarily due to a higher level of average earning assets partially offset by lower net interest margin.
•	The increase in average earning assets was due to increases in total loans partially offset by declines in securities and other short-term investments.
•	Market interest rates increased in 2023, driving an increase in funding costs. Earning asset yield growth, which included the benefit of a pay-fixed/receive-floating interest rate swap (the “Pay-Fixed Swap Agreement”) described below, was more than offset by the rising price of funding, leading to the net interest margin compression.
o	Investment securities represented 33.2% of average total earning assets for the twelve month ended December 31, 2023 compared to 37.0% during the same period in 2022.
o	Short-term investments represented 2.6% of average total earning assets for the twelve months ended December 31, 2023 compared to 3.3% during the same period in 2022.
o	Loans represented 64.2% of average total earning assets for the twelve months ended December 31, 2023 compared to 59.7% during the same period in 2022.
o	During 2022 and 2023, market interest rates increased significantly due to an increase in inflation. The target range of federal funds was 5.25% - 5.50% at December 31, 2023 compared to 4.25% - 4.50% at December 31, 2022.
o	Effective May 5, 2023, we entered into Pay-Fixed Swap Agreement for a notional amount of $150.0 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Pay-Fixed Swap Agreement will mature on May 5, 2026 and we will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate. This interest rate swap positively impacted interest on loans by $1.6 million during the twelve months ended December 31, 2023. Loan yields and net interest margin both benefited during the twelve months ended December 31, 2023 with an increase of 16 basis points and 10 basis points, respectively.

Average loans increased $127.7 million, or 13.9%, to $1.0 billion for the twelve months ended December 31, 2023 from $920.4 million for the same period in 2022. Average loans represented 64.2% of average earning assets during the twelve months ended December 31, 2023 compared to 59.7% of average earning assets during the same period in 2022. Our loan (including loans held-for-sale) to deposit ratio on average during 2023 was 73.2%, as compared to 64.9% during 2022. These increases were due to our growth in loans (including loans held for sale) of $127.7 million exceeding our deposit growth of $13.3 million. The loan to deposit ratio (including loans held-for-sale) increased to 75.3% at December 31, 2023 as compared to 70.9% at December 31, 2022. Our growth in loans of $155.8 million from December 31, 2022 to December 31, 2023 exceeded our growth in deposits of $125.6 million during the same period.

The growth in our average deposits and securities sold under agreements to repurchase compared to the growth in our average loans resulted in an increase in borrowings. The yield on loans increased 73 basis points to 4.99% during the twelve months ended December 31, 2023 from 4.26% during the same period in 2022 due to market interest rates and the Pay-Fixed Swap Agreement. Average securities for the twelve months ended December 31, 2023 declined $29.5 million, or 5.2%, to $541.1 million from $570.6 million during the same period in 2022. Other short-term investments declined $7.5 million to $42.9 million during the twelve months ended December 31, 2023 from $50.5 million during the same period in 2022 due to the deployment of lower yielding other short-term investments into higher yielding loans. The yield on our securities portfolio increased to 3.36% for the twelve months ended December 31, 2023 from 1.97% for the same period in 2022. The yield on our other short-term investments increased to 5.11% for the twelve months ended December 31, 2023 from 1.25% for the same period in 2022 due to the Federal Open Market Committee (FOMC) increasing the target range of federal funds during the twelve months of 2023 a total of 100 basis points and a total of 425 basis points during the twelve months of 2022 . The target range of federal funds was 5.25% - 5.50% at December 31, 2023 compared to compared to 4.25% - 4.50% at December 31, 2022.

The yield on earning assets for the twelve months ended December 31, 2023 and 2022 were 4.45% and 3.32%, respectively.

The cost of interest-bearing liabilities was 2.06% during the twelve months ended December 31, 2023 compared to 30 basis points during the same period in 2022. The cost of deposits, including demand deposits, was 1.16% during the twelve months ended December 31, 2023 compared to 13 basis points during the same period in 2022. The cost of funds, including demand deposits, was 1.48% during the twelve months ended December 31, 2023 compared to 21 basis points during the same period in 2022. We continue to focus on growing our pure deposits plus customer cash management repurchase agreements (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, IRAs, and customer cash management repurchase agreements) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the twelve months ended December 31, 2023, these pure deposits plus customer cash management repurchase agreements averaged 89.9% of total deposits plus customer cash management repurchase agreements as compared to 92.2% during the same period of 2022.

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

The cost of interest-bearing liabilities was 30 basis points during the twelve months ended December 31, 2022 compared to 24 basis points during the same period in 2021. The cost of deposits, including demand deposits, was 13 basis points during the twelve months ended December 31, 2022 compared to 13 basis points during the same period in 2021. The cost of funds, including demand deposits, was 21 basis points during the twelve months ended December 31, 2022 compared to 16 basis points during the same period in 2021. We continue to focus on growing our pure deposits plus customer cash management repurchase agreements (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, IRAs, and customer cash management repurchase agreements) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the twelve months ended December 31, 2022, these pure deposits plus customer cash management repurchase agreements averaged 92.2% of total deposits plus customer cash management repurchase agreements as compared to 90.6% during the same period of 2021.

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

	Year ended December 31,
	2023			2022			2021
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
PPP loans	$183	$5	2.73%	$336	$49	14.58%	$36,837	$3,340	9.07%
Non-PPP loans	1,047,935	52,312	4.99%	920,043	39,185	4.26%	852,136	36,331	4.26%
Total loans(1)	$1,048,118	$52,317	4.99%	$920,379	$39,234	4.26%	$888,973	$39,671	4.46%
Non-Taxable Securities	50,726	1,471	2.90%	52,501	1,525	2.90%	54,771	1,564	2.86%
Taxable Securities	490,352	16,715	3.41%	518,051	9,725	1.88%	402,034	6,155	1.53%
Int Bearing Deposits in Other Banks	42,859	2,191	5.11%	50,435	633	1.26%	72,823	130	0.18%
Fed Funds Sold	56	3	5.36%	15	—	0.00%	564	—	0.00%
Total earning assets	$1,632,111	$72,697	4.45%	$1,541,381	$51,117	3.32%	$1,419,165	$47,520	3.35%
Cash and due from banks	25,278			27,034			23,668
Premises and equipment	31,145			32,274			33,780
Goodwill and other intangible assets	15,319			15,476			15,649
Other assets	54,840			48,031			38,846
Allowance for credit losses-investments	(39)			—			—
Allowance for credit losses-loans	(11,677)			(11,250)			(10,750)
Total assets	$1,746,977			$1,652,946			$1,520,358
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$307,415	$1,760	0.57%	$336,115	$273	0.08%	$303,633	$196	0.06%
Money market accounts	361,994	9,721	2.69%	308,473	943	0.31%	273,005	471	0.17%
Savings deposits	133,010	307	0.23%	157,626	102	0.06%	134,980	78	0.06%
Time deposits	178,339	4,775	2.68%	146,112	531	0.36%	158,053	995	0.63%
Fed Funds Purchased	1,100	52	4.73%	1,496	53	3.54%	—	—	0.00%
Securities Sold Under Agreements to Repurchase	74,586	1,658	2.22%	74,805	227	0.30%	62,194	85	0.14%
FHLB Advances	86,614	4,345	5.02%	9,457	370	3.91%	—	—	0.00%
Other Long-Term Debt	14,964	1,187	7.93%	14,964	675	4.51%	14,964	416	2.78%
Total interest-bearing liabilities	$1,158,022	$23,805	2.06%	$1,049,048	$3,174	0.30%	$946,829	$2,241	0.24%
Demand deposits	450,177			469,292			423,056
Allowance for credit losses-unfunded commitments	464			—			—
Other liabilities	14,837			12,725			12,607
Shareholders’ equity	$123,477			$121,881			$137,866
Total liabilities and shareholders’ equity	$1,746,977			$1,652,946			$1,520,358
Cost of deposits, including demand deposits			1.16%			0.13%			0.13%
Cost of funds, including demand deposits			1.48%			0.21%			0.16%
Net interest spread			2.39%			3.01%			3.11%
Net interest income/margin		$48,892	3.00%		$47,943	3.11%		$45,279	3.19%
Net interest margin (tax equivalent)(2)		$49,176	3.01%		$48,455	3.14%		$45,776	3.23%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held for sale.
(2)	Based on a 21.0% marginal tax rate.

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect related to volume and rate which cannot be separately identified, has been allocated proportionately, to the change due to volume and the change due to rate.

	2023 versus 2022 Increase (decrease) due to			2022 versus 2021 Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$5,862	$7,221	$13,083	$1,636	$(2,073)	$(437)
Investment securities-taxable	(51)	(3)	(54)	(67)	28	(39)
Investment securities- nontaxable	(490)	7,480	6,990	2,001	1,569	3,570
Interest bearing deposits in other banks	(80)	1,638	1,558	(27)	530	503
Fed Funds sold	—	3	3	—	—	—
Total earning assets	3,160	18,420	21,580	4,048	(451)	3,597
Interest-bearing liabilities
Interest-bearing transaction accounts	(21)	1,508	1,487	23	54	77
Money market accounts	191	8,587	8,778	68	404	472
Savings deposits	(13)	218	205	14	10	24
Time deposits	142	4,102	4,244	(70)	(394)	(464)
Fed funds purchased	4	(5)	(1)	53	—	53
Securities sold under agreements to repurchase	(1)	1,432	1,431	20	122	142
FHLB Advances	3,842	133	3,975	370	—	370
Other long-term debt	—	512	512	—	259	259
Total interest-bearing liabilities	363	20,268	20,631	261	672	933
Net interest income			$949			$2,664

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

•	monitors our compliance with regulatory guidance in the formulation and implementation of our interest rate risk program;
•	reviews the results of our interest rate risk modeling quarterly to assess whether we have appropriately measured our interest rate risk, mitigated our exposures appropriately and confirmed that any residual risk is acceptable;
•	monitors and manages the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income; and
•	has established policies, policy guidelines, and strategies with respect to interest rate risk exposure and liquidity.

Further, our ALCO and board of directors explicitly review our ALCO policies at least annually and review our ALCO assumptions and policy limits quarterly.

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

The following table illustrates our interest rate sensitivity at December 31, 2023.

Interest Sensitivity Analysis

(Dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Interest bearing deposits	$65,314	$—	$—	$—	$65,314
Loans(1)	261,262	308,573	342,957	221,227	1,134,019
Loans Held for Sale	4,433	—	—	—	4,433
Total Securities(2)	45,070	81,585	101,084	277,457	505,196
Total earning assets	376,079	390,158	444,041	498,684	1,708,962
Liabilities
Interest bearing liabilities
Interest bearing deposits
Interest checking accounts	15,146	30,292	30,294	227,201	302,933
Money market accounts	20,225	40,452	40,449	303,375	404,501
Savings deposits	5,932	11,862	11,862	88,966	118,622
Time deposits	221,416	28,701	2,583	(87)	252,613
Total interest-bearing deposits	262,719	111,307	85,188	619,455	1,078,669
Borrowings	132,827	35,000	—	—	167,827
Total interest-bearing liabilities	395,546	146,307	85,188	619,455	1,246,496
Period gap	$(19,467)	$243,851	$358,853	$(120,771)	$462,466
Cumulative gap	$(19,467)	$224,384	$583,237	$462,466	$462,466
Ratio of cumulative gap to total earning assets	(5.18)%	29.28%	48.19%	27.06%	27.06%

(1)	Loans classified as non-accrual as of December 31, 2023 are not included in the balances.
(2)	Securities based on amortized cost.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2023 and at December 31, 2022 over the subsequent 12 months. We were primarily liability sensitive at December 31, 2023 and at December 31, 2022. Compared to December 31, 2022, we increased our non-maturity deposit interest rate betas in increasing rate environments, which increased our liability sensitivity. This was partially offset by the previously mentioned $150.0 million Pay-Fixed Swap Agreement that we entered into effective May 5, 2023. As a result, our modeling, at December 31, 2023, reflects a decrease in net interest income in a rising interest rate environment during the first 12-month period subsequent to interest rate changes. The negative impact of rising rates on net interest income is slightly less liability sensitive during the second 12-month period subsequent to interest rate changes. In a declining interest rate environment, the model reflects increases in net interest income in the down 100 basis point and down 200 basis point scenarios and declines in net interest income in the down 300 basis point and 400 basis point scenarios during the first 12-month period subsequent to interest rate changes. The positive impact in the down 100 and down 200 basis point scenarios of declining rates changes to a fairly neutral impact on net interest income during the second 12-month period subsequent to interest rate changes. The increase and decrease of 100, 200, 300, and 400 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	December 31, 2023	December 31, 2022
+400bp	-12.24%	-8.99%
+300bp	-8.92%	-6.21%
+200bp	-5.62%	-3.74%
+100bp	-2.47%	-1.82%
Flat	—	—
-100bp	+0.94%	+3.13%
-200bp	+1.18%	+1.12%
-300bp	-1.11%	-3.86%
-400bp	-1.50%	-7.25%

During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel increases in interest rates along the entire yield curve, our net interest income is projected to decline 1.94%, 4.67%, 7.63%, and 10.68%, respectively, at December 31, 2023, and 3.44%, 6.13%, 8.23%, and 9.58%, respectively, at December 31, 2022. During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel reduction in interest rates along the entire yield curve, our net interest income is projected to increase 0.51% and decline 0.03%, 3.19%, and 4.41%, respectively, at December 31, 2023, and to decline 4.92%, 12.86%, 21.14%, and 26.33%, respectively, at December 31, 2022.

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in PVE at no more than 15%, 20%, 25%, and 25%, respectively, in a 100, 200, 300, and 400 basis point change in market interest rates. Based on PVE, we were primarily asset sensitive at December 31, 2023 and at December 31, 2022.

Present Value of Equity Sensitivity

Change in present value of equity	Hypothetical percentage change in PVE
	December 31, 2023	December 31, 2022
+400bp	-1.49%	+1.43%
+300bp	+0.44%	+2.61%
+200bp	+1.54%	+3.13%
+100bp	+1.59%	+2.33%
Flat	—	—
-100bp	-3.91%	-3.83%
-200bp	-10.63%	-10.00%
-300bp	-23.39%	-18.44%
-400bp	-47.74%	-25.23%

Provision and Allowance for Credit Losses

Year Ended December 31, 2023 and 2022

On January 1, 2023, we adopted CECL, which resulted in a day one reduction of $14 thousand to the allowance for credit losses on loans offset by increases of $398 thousand to the allowance for credit losses on unfunded commitments and $43.5 thousand to the allowance for credit losses on held-to-maturity investments. Furthermore, deferred tax assets increased $90 thousand and retained earnings declined $337 thousand. Refer to the “Application of New Accounting Guidance Adopted in 2023” section in Note 2 for more information about our CECL adoption and methodology. Compared to the day one CECL results, the allowance for credit losses on loans increased $945 thousand to $12.3 million at December 31, 2023 from $11.3 million at January 1, 2023; the allowance for credit losses on unfunded commitments increased $199 thousand to $597 thousand as of December 31, 2023 from $398 thousand as of January 1, 2023; and the allowance for credit losses on held-to-maturity investments declined $14 thousand to $30 thousand at December 31, 2023 from $43.5 thousand at January 1, 2023. As of December 31, 2023, the combined allowance for credit losses for loans, unfunded commitments, and investments was $12.9 million compared to $11.8 million at January 1, 2023 and $11.3 million at December 31, 2022.

The allowance for credit losses on loans as a percentage of total loans held-for-investment was 1.08% at December 31, 2023, 1.15% at January 1, 2023, and 1.16% at December 31, 2022.

The total ACL is composed of three parts: the ACL for loans, the ACL for unfunded commitments, and the ACL for HTM investments. The ACL for loans is further composed of the allowance for individually assessed loans, the allowance for collectively assessed expected losses, the allowance for collectively assessed qualitative adjustments, and the allowance for collectively assessed additional allowance. The allowance for collectively assessed qualitative adjustments is calculated using a set of qualitative factors, which at December 31, 2023 included the following factors:

•	changes in lending policies and procedures,
•	changes in staff, markets, and products,
•	change in total of 30-89 days past due and other loans especially mentioned,
•	changes in the loan review system,
•	change in collateral value for non-collateral dependent loans,
•	changes in concentration of credits,
•	changes in the legal or regulatory requirements and competition,
•	data limitations
•	model imprecision, and
•	reasonable and supportable forecast alternative scenarios.

Refer to the “Application of New Accounting Guidance Adopted in 2023” section in Note 2 for more information about our CECL adoption and methodology.

We have a significant portion of our loan portfolio with real estate as the underlying collateral. As of December 31, 2023 and December 31, 2022, approximately 91.7% and 91.2%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

The non-performing asset ratio was 0.05% of total assets with the nominal level of $864 thousand in non-performing assets at December 31, 2023 compared to 0.35% and $5.8 million at December 31, 2022. Non-accrual loans declined to $27 thousand at December 31, 2023 from $4.9 million at December 31, 2022. The declines in both non-performing assets and non-accrual loans from December 31, 2022 to December 31, 2023 were due to non-accrual loan payoffs and paydowns primarily due to the successful resolution of two customer relationships with three non-accrual loans totaling $716 thousand, which were paid-off during the first quarter of 2023; and due to one large loan relationship totaling $3.9 million, which was resolved during the second quarter of 2023. The resolution of the $3.9 million loan relationship during the second quarter of 2023 occurred through the foreclosure process followed by the timely sale of the real estate at a gain of $105 thousand. We had $215 thousand in accruing loans past due 90 days or more at December 31, 2023 compared to $2 thousand at December 31, 2022. Loans past due 30 days or more represented 0.06% of the loan portfolio at December 31, 2023 compared to 0.06% at December 31, 2022. The ratio of classified loans plus OREO and repossessed assets declined to 1.25% of total bank regulatory risk-based capital at December 31, 2023 from 4.47% at December 31, 2022. During the twelve months ended December 31, 2023, we experienced net loan recoveries of $55 thousand (charge-offs of $24 thousand less recoveries of $79 thousand) and net overdraft charge-offs of $49 thousand (charge-offs of $63 thousand and recoveries of $14 thousand). In comparison, we experienced net loan recoveries of $361 thousand and net overdraft charge-offs of $52 thousand during the twelve months ended December 31, 2022.

There were four loans totaling $242 thousand (0.02% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at December 31, 2023. Two of these loans were on non-accrual status. The largest loan of the two is $24 thousand and is secured by a truck. The balance of the remaining loan on non-accrual status is $3 thousand and it is secured by a second mortgage lien. Furthermore, we had $88 thousand in accruing trouble debt restructurings, or TDRs, at December 31, 2022. We had two loans totaling $215 thousand that were accruing loans past due 90 days or more at December 31, 2023. At December 31, 2023, we considered loan relationships exceeding $500 thousand and on non-accrual status as individually assessed loans for the allowance for credit losses. At December 31, 2023, we had no individually assessed loans. At December 31, 2022, we considered a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. Non-accrual loans and accruing TDRs were considered impaired. At December 31, 2022, we had 11 impaired loans totaling $5.0 million. The specific allowance for individually assessed loans is based on the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. There was no specific allowance for credit losses on our individually assessed loans at December 31, 2023 and December 31, 2022. At December 31, 2023, we had $498 thousand in loans that were delinquent 30 days to 89 days representing 0.04% of total loans compared to $564 thousand or 0.06% of total loans at December 31, 2022.

Year Ended December 31, 2022 and 2021

We accounted for our allowance for loan losses under the incurred loss model during 2022 and 2021. At December 31, 2022, the allowance for credit losses was $11.3 million, or 1.16% of total loans (excluding loans held-for-sale), compared to $11.2 million, or 1.29% of total loans (excluding loans held-for-sale) at December 31, 2021. Excluding PPP loans and loans held-for-sale, the allowance for credit losses was 1.16% of total loans at December 31, 2022 compared to 1.30% of total loans at December 31, 2021. The decline in the allowance for credit losses as a percentage of total loans compared to December 31, 2021 is primarily related to a reduction in the loss emergence period assumption in our COVID-19 qualitative factor, which was added to our allowance for credit losses methodology during 2020 and is discussed below. The loss emergence assumption on our COVID-19 qualitative factor was reduced to zero months at December 31, 2022 from 21 months at December 31, 2021. This reduction was partially offset by loan growth of $117.2 million; $309 thousand in net recoveries; an increase in our economic conditions qualitative factor by six basis points due to higher inflation, supply chain bottlenecks, labor shortages in certain industries, and the war in Ukraine; an increase in our change in staff qualitative factor by one basis point due to the addition of a new team and new market in York County, South Carolina in March 2022; and an increase in our change in total of past due, rated, and non-accrual loans qualitative factor by two basis points due to a $4.1 million loan being moved to non-accrual status in June 2022. This loan has a loan-to-value of 76.3% based on an appraisal received in May 2022.

During 2020, we added a qualitative factor for the COVID-19 pandemic to our allowance for credit losses methodology. This qualitative factor was based on the dollar amount of our deferrals and a one-year loss emergence period based on the highest period of annual historical loss rate since the Bank’s inception. As the pandemic worsened, we added our exposure to certain industry segments most impacted by the COVID-19 pandemic (hotels, restaurants, assisted living, and retail) to the COVID-19 qualitative factor and we extended the loss emergence period to two years based on the highest two periods of annual historical loss rates since the Bank’s inception. The loss emergence period assumption in the COVID-19 qualitative factor was reduced to zero months at December 31, 2022 from 21 months at December 31, 2021. At December 31, 2022 and December 31, 2021, the COVID-19 qualitative factor represented zero dollars and $1.9 million, respectively, of our allowance for credit losses.

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

Our provision for credit losses was a credit of $152 thousand for the twelve months ended December 31, 2022 compared to an expense of $335 thousand during the same period in 2021. The reduction in provision for credit losses is primarily related to a decrease in our COVID-19 qualitative factor in our allowance for credit losses methodology and net recoveries during the twelve months of 2022, partially offset by increases in our economic conditions, change in staff, and changes in past due, rated, and non-accrual loan qualitative factors and loan growth as discussed above.

The allowance for credit losses represents an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for credit losses is based on assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for credit losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the knowledge and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical credit loss experience, and a review of specific problem loans. We also consider qualitative factors such as changes in the lending policies and procedures, changes in the local or national economies, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for credit losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 to the Consolidated Financial Statements). The annualized weighted average loss ratios over the last 36 months for loans classified as substandard, special mention and pass have been approximately 0.00%, 0.07% and 0.00%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the credit losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, our net charge-offs have experienced a modest net recovery. We currently believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle.

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

The following table summarizes the activity related to our allowance for credit losses.

Allowance for Credit Losses

(Dollars in thousands)	2023	2022	2021
Average loans outstanding (excluding loans held-for-sale)	$1,044,983	$914,569	$871,551
Loans outstanding at period end (excluding loans held-for-sale)	$1,134,019	$980,857	$863,702
Total nonaccrual loans	$27	$4,895	$250
Loans past due 90 days and still accruing	$215	$2	$—
Beginning balance of allowance	$11,336	$11,179	$10,389
CECL Day 1 Adjustment	(14)
Loans charged-off:
1-4 family residential mortgage	—	—	—
Real Estate - Construction	—	—	—
Real Estate Mortgage - Residential	—	—	—
Real Estate Mortgage - Commercial	—	—	110
Consumer - Home equity	—	1	—
Commercial	20	—	—
Consumer - Other	67	67	72
Overdrafts	—	—	—
Total loans charged-off	87	68	182
Recoveries:
1-4 family residential mortgage	—	—	—
Real Estate - Construction	2	5	—
Real Estate Mortgage - Residential	9	—	10
Real Estate Mortgage - Commercial	37	326	473
Consumer - Home equity	22	13	69
Commercial	5	17	39
Consumer - Other	18	16	46
Total recoveries	93	377	637
Net loans recovered (charged off)	6	309	455
Provision for (release of) credit losses	939	(152)	335
Balance at period end	$12,267	$11,336	$11,179
Net charge -offs (recoveries) to average loans and loans held for sale	0.00%	(0.03)%	(0.05)%
Allowance as percent of total loans	1.08%	1.16%	1.29%
Non-performing loans as% of total loans	0.02%	0.50%	0.03%
Allowance as% of non-performing loans	5,069.01%	194.41%	4,471.60%
Nonaccrual loans as% of total loans	0.00%	0.50%	0.03%
Allowance as % of nonaccrual loans	45,433.33%	231.58%	4,471.60%

The following table details net charge-offs to average loans outstanding by loan category for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Commercial
Net charge-offs (recoveries)	$15	$(17)	$(39)
Average loans for the year	$76,315	$71,999	$98,301
Net charge-offs (recoveries)/average loans	0.02%	(0.02)%	(0.04)%
Real estate:
Construction
Net charge-offs (recoveries)	$(2)	$(5)	$—
Average loans for the year	$99,502	$91,258	$98,196
Net charge-offs (recoveries)/average loans	0.00%	(0.01)%	0.00%
Mortgage-residential
Net charge-offs (recoveries)	$(9)	$—	$(10)
Average loans for the year(1)	$76,604	$49,278	$42,880
Net charge-offs (recoveries)/average loans(1)	(0.01)%	0.00%	(0.02)%
Mortgage-commercial
Net charge-offs (recoveries)	$(37)	$(326)	$(363)
Average loans for the year	$747,202	$662,044	$597,721
Net charge-offs (recoveries)/average loans	0.00%	(0.05)%	(0.06)%
Consumer:
Home Equity
Net charge-offs (recoveries)	$(22)	$(12)	$(69)
Average loans for the year	$30,884	$27,479	$26,399
Net charge-offs (recoveries)/average loans	(0.07)%	(0.04)%	(0.26)%
Other
Net charge-offs (recoveries)	$49	$51	$26
Average loans for the year	$14,476	$12,511	$8,054
Net charge-offs (recoveries)/average loans	0.34%	0.41%	0.32%
Total:
Net charge-offs (recoveries)	$(6)	$(309)	$(455)
Average loans for the year(1)	$1,044,983	$914,569	$871,551
Net charge-offs (recoveries)/average loans(1)	0.00%	(0.03)%	(0.05)%
(1)	Average loans exclude loans held for sale

At December 31, 2022, loans acquired in the Cornerstone transaction are excluded from our evaluation of the adequacy of the allowance as they were measured at fair value at acquisition. The assumptions used in this evaluation included a credit component and an interest rate component. These loans amounted to approximately $5.5 million at 2022.

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

Non-interest Income and Expense

Non-interest Income. A significant source of noninterest income is service charges on deposit accounts. We also originate and sell residential loans on a servicing released basis in the secondary market. These loans are originated in our name. The loans have locked in price commitments to be purchased by investors at the time of closing. Therefore, these loans present very little market risk for us. We typically deliver to, and receive funding from, the investor within 30 days. Other sources of noninterest income are derived from investment advisory fees and commissions on non-deposit investment products, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer, official check fees, rental income, and bank owned life insurance income.

Non-interest income during the twelve months ended December 31, 2023 declined to $10.4 million from $11.6 million during the same period in 2022. The $1.1 million decline in non-interest income is primarily related to decreases in non-recurring non-interest income of $866 thousand, and mortgage banking income of $494 thousand partially offset by increases in investment advisory fees and non-deposit commissions of $32 thousand and other non-interest income of $177 thousand.

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

Mortgage banking income declined $494 thousand to $1.4 million during the twelve months ended December 31, 2023 from $1.9 million during the same period in 2022. Secondary mortgage production during the twelve months ended December 31, 2023 was $49.7 million compared to $65.8 million during the same period in 2022 while the gain on sale margin declined to 2.83% during the twelve months ended December 31, 2023 from 2.85% during the same period in 2022. The reduction in mortgage production was primarily due to a higher interest rate environment and low levels of home inventories.

With the headwinds of rising interest rates, we began to market an adjustable rate mortgage (ARM) product during the second quarter of 2022 to provide borrowers with an alternative to fixed-rate mortgages and to help offset anticipated mortgage production challenges. Currently, we are offering 5/6, 7/6, and 10/6 ARM loans that are originated for our loans held-for-investment portfolio. Furthermore, we added a new construction residential real estate team and product during the latter part of 2022. Total mortgage production during the twelve months ended December 31, 2023 was $135.7 million, $49.7 million of the production was originated to be sold in the secondary market, $32.5 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $53.5 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income.

Investment advisory fees increased $32 thousand to $4.5 million during the twelve months ended December 31, 2023 from $4.5 million during the same period in 2022. Total assets under management were $755.4 million at December 31, 2023 compared to $558.8 million at December 31, 2022. Our net new assets were $39.2 million during the twelve months ended December 31, 2023. Furthermore, our investment performance for the twelve months ended December 31, 2023 was 28.2% compared to 24.2% for the S&P 500.

The $977 thousand in non-recurring contra non-interest income during the twelve months ended December 31, 2023 includes the previously mentioned loss on sale of securities of $1.2 million, gains on sale of other real estate owned of $151 thousand, a bank owned life insurance claim of $93 thousand, and gains on insurance proceeds of $28 thousand.  We recorded $111 thousand in other non-recurring contra income related to a loss on sale of other real estate owned of $45 thousand, due to the sale of one other real estate owned property, and a loss on sale of other assets of $73 thousand, due to the sale of one bank owned premise, partially offset by gains on insurance proceeds of $7 thousand during the twelve months ended December 31, 2022.

Non-interest income, other increased $177 thousand during the twelve months ended December 31, 2023 compared to the same period in 2022 primarily due to increases in ATM debit card income of $65 thousand and rental income of $48 thousand.

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

The following table sets forth for the periods indicated the primary components of noninterest income:

	Year ended December 31,
(In thousands)	2023	2022	2021
Deposit service charges	963	960	977
Mortgage banking income	1,406	1,900	4,319
Investment advisory fees and non-deposit commissions	4,511	4,479	3,995
Loss on sale of securities	(1,249)	—	—
Gain (loss) on sale of other real estate owned	151	(45)	77
Gain on sale of other assets	—	(73)	117
Other non-recurring income	121	7	171
ATM debit card income	2,771	2,706	2,669
Recurring income on bank owned life insurance	745	721	693
Rental income	370	322	311
Other service fees including safe deposit box fees	230	251	243
Wire transfer fees	119	132	118
Other	283	209	214
Total	$10,421	$11,569	$13,904

Non-interest Expense. In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases.

Non-interest expense during the twelve months ended December 31, 2023 increased to $43.1 million from $41.3 million during the same period in 2022. The $1.9 million increase in non-interest expense is primarily due to increases in salaries and benefits of $507 thousand, occupancy expense of $155 thousand, equipment expense of $223 thousand, marketing and public relations of $237 thousand, FDIC assessment of $223 thousand, and other expense of $753 thousand partially offset by lower other real estate expense of $420 thousand.

•	Salary and benefit expense increased $507 thousand to $25.9 million during the twelve months ended December 31, 2023 from $25.4 million during the same period in 2022. This increase is primarily a result of normal salary adjustments, the addition of six employees in our York County, South Carolina office in 2022, the addition of new mortgage lenders during the third quarter of 2022, and increased compensation levels for banking office employees implemented at the beginning of the third quarter of 2022, partially offset by lower mortgage banking commissions and annual incentive compensation. We had 268 full-time employees, 14 part-time employees, and five seasonal/on-call employees at December 31, 2023 compared to 254 full-time employees, seven part-time employees, and eight seasonal/on-call employees at December 31, 2022.

•	Occupancy expense increased $155 thousand to $3.2 million during the twelve months ended December 31, 2023 compared to $3.0 million during the same period in 2022 primarily related to the opening of our York County, South Carolina office in 2022, the expansion of our Southlake operations and support location in Lexington, South Carolina, and higher maintenance expense partially offset by lower janitorial expense.

•	Equipment expense increased $223 thousand to $1.6 million during the twelve months ended December 31, 2023 compared to $1.3 million during the same period in 2022 primarily due to higher equipment maintenance and repair, equipment depreciation, and auto expense.

•	Marketing and public relations increased $237 thousand to $1.5 million during the twelve months ended December 31, 2023 from $1.3 million during the same period in 2022 primarily due to media production and campaigns.
•	FDIC assessments increased $436 thousand to $904 thousand during the twelve months ended December 31, 2023 compared to $468 thousand during the same period in 2022 due to an increase in our FDIC assessment rate.

•	Other real estate expenses declined $420 thousand to $112 thousand in contra expenses or credits during the twelve months ended December 31, 2023 compared to $308 thousand in expenses during the same period in 2022 primarily due to a reversal in accruals for real estate taxes on a non-accrual loan, which were either paid by the borrower or recovered as a result of the sale of the real estate.

•	Other expense increased $753 thousand to $10.1 million during the twelve months ended December 31, 2023 compared to $9.4 million during the same period in 2022, which included
o	Computer service expense, which includes core banking and electronic processing and services, ATM/debit card processing, software subscriptions and services and wire processing fees, increased $344 thousand primarily due to higher customer activity and enhanced technology solutions.
o	Debit card and fraud losses increased $137 thousand due to an extraordinary spike in mail check fraud losses during the third quarter of 2023. We believe this spike, with over three times the normal customer-reported incidences, is directly related to confirmed local mail thefts within our markets, as well as fraudsters targeting smaller counterfeit check amounts to avoid early detection. Our current case volumes, as reported by customers, suggest that the spike has abated. However, because fraud risk is ever evolving, we have responded with countermeasures including deploying additional resources, and conducting a formal customer education marketing campaign called “THINK TWICE”, which requests customers who have been a victim of fraud to enhance their check authorization processes and upgrade to our current fraud detection system.
o	Telephone expense increased $131 thousand primarily due to a change in our telecommunications vendor, which resulted in paying two vendors for a period of time.
o	Director fees increased $113 thousand primarily due to an increase in director compensation, which includes an increase in director stock awards.
o	Loan processing and closing costs increased $65 thousand due to an increase in loans.
o	Correspondent services increased $51 thousand.
o	Legal and professional fees declined $135 thousand primarily due to lower legal expense.
o	Investment advisory services declined $80 thousand.

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

•	Salary and benefit expense increased $863 thousand to $25.4 million during the twelve months ended December 31, 2022 from $24.5 million during the same period in 2021. This increase is primarily a result of normal salary adjustments, financial planning and investment advisory commissions, the addition of six employees in our York County, South Carolina office, which opened as a loan production office on March 14, 2022 and converted to a full service branch on October 20, 2022, the addition of new mortgage lenders in the third quarter of 2022, and increased compensation levels for banking officer employees implemented at the beginning of the third quarter of 2022 partially offset by lower mortgage commissions and open positions. We had 254 full-time employees at December 31, 2022 compared to 250 at December 31, 2021.
•	Occupancy expense increased $55 thousand to $3.0 million during the twelve months ended December 31, 2022 compared to $2.9 million during the same period in 2021 primarily related to major maintenance projects and our loan production office in York County, South Carolina (which converted to a full service branch on October 20, 2022) partially offset by lower janitorial services expense and lower bank premises taxes due to the sale of one bank owned property in 2022 and two bank owned properties in 2021.
•	Equipment expense increased $47 thousand to $1.3 million during the twelve months ended December 31, 2022 compared to $1.3 million during the same period in 2021 primarily due to increases in auto expense and ATM and security monitoring service agreements.

•	Marketing and public relations expense increased $86 thousand to $1.3 million during the twelve months ended December 31, 2022 compared to $1.2 million during the same period in 2021 due to larger media schedules including activity in our new York County, South Carolina market.
•	FDIC assessments declined $150 thousand to $468 thousand during the twelve months ended December 31, 2022 compared to $618 thousand during the same period in 2021 due to a reduction in our FDIC assessment rate.
•	Other real estate expenses increased $203 thousand to $308 thousand during the twelve months ended December 31, 2022 compared to $105 thousand during the same period in 2021 due to the accrual of $210 thousand in 2022 real estate taxes on one non-accrual loan and $69 thousand in write-downs on two other real estate owned properties during the twelve months ended December 31, 2022 compared to $50 thousand in write-downs during the same period in 2021.
•	Amortization of intangibles declined $43 thousand to $158 thousand during the twelve months ended December 31, 2022 compared to $201 thousand during the same period in 2021.
•	Other expense increased $991 thousand to $9.4 million during the twelve months ended December 31, 2022 compared to $8.4 million during the same period in 2021.
o	ATM/debit card and data processing expense increased $428 thousand primarily due to higher ATM debit card customer activity, core processing system expenses, and enhanced technology solutions.
o	Fraud expense increased $106 thousand primarily related to an isolated fraud incident.
o	Travel, meals, and entertainment increased $103 thousand due to more in-person meetings from eased COVID-19 restrictions.
o	Postage and courier expense increased $118 thousand partially due to higher fuel costs.
o	Legal and professional fees increased $299 thousand primarily due to higher legal, professional, recruiting, and consulting fees.
o	Loan processing and closing costs/fees declined $63 thousand primarily due to lower mortgage loan processing costs.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	Year ended December 31,
(In thousands)	2023	2022	2021
Salaries and employee benefits	$25,864	$25,357	$24,494
Occupancy	3,157	3,002	2,947
Equipment	1,566	1,343	1,296
Marketing and public relations	1,496	1,259	1,173
FDIC Insurance assessments	904	468	618
Other real estate expense	(112)	308	105
Amortization of intangibles	158	158	201
Core banking and electronic processing and services	2,512	2,469	2,397
ATM/debit card processing	1,074	885	694
Software subscriptions and services	1,008	896	733
Supplies	134	134	116
Telephone	485	354	365
Courier	284	279	181
Correspondent services	354	303	280
Insurance	381	358	325
Debit card and Fraud losses	422	285	160
Investment advisory services	329	409	420
Loan processing and closing costs	331	266	329
Director fees	601	488	500
Legal and Professional fees	1,042	1,177	878
Shareholder expense	197	221	212
Other	957	834	777
	$43,144	$41,253	$39,201

*	Core banking and electronic processing and services includes core processing, bill payment, online banking, remote deposit capture, wire processing services and postage costs for mailing customer notices and statements.

Income Tax Expense

Our income tax expense for 2023 was $3.2 million as compared to income tax expense for the year ended December 31, 2022 of $3.8 million and $4.2 million for the year ended December 31, 2021 (see Note 14 “Income Taxes” to the Consolidated Financial Statements for additional information). We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. The deferred tax assets are established based on the amounts expected to be paid/recovered at existing tax rates. A valuation allowance is established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. Our effective tax rate was 21.3% during the twelve months ended December 31, 2023 compared to 20.6% during the twelve months ended December 31, 2022 and compared to 21.3% during the twelve months ended December 31, 2021. The effective tax rates were affected by a $122 thousand non-recurring reduction to income tax during the twelve months ended December 31, 2023 and by a $153 thousand non-recurring reduction to income tax expense during the twelve months ended December 31, 2022. As a result of our current level of tax-exempt securities in our investment portfolio and our BOLI holdings, assuming the current corporate rate remains unchanged, our effective tax rate is expected to be approximately 21.75% to 22.25%.

Financial Position

Assets increased $154.7 million, or 9.2%, to $1.8 billion at December 31, 2023 from $1.7 billion at December 31, 2022. The $154.7 million increase in assets was primarily due to loans (excluding loans held-for-sale), which increased $153.2 million, or 15.6%, to $1.1 billion at December 31, 2023 from $980.9 million at December 31, 2022.

Earning Assets

Loans and loans held-for-sale

Loans held-for-sale increased to $4.4 million at December 31, 2023 from $1.8 million at December 31, 2022. Loans (excluding loans held-for-sale) increased $153.2 million, or 15.6%, to $1.1 billion at December 31, 2023 from $980.9 million at December 31, 2022. Total loan production, excluding mortgage secondary market and new construction residential real estate, was $198.8 million during the twelve months ended December 31, 2023 compared to $280.1 million during the same period in 2022. Advances from unfunded commercial construction loans available for draws were $100.9 million during the twelve months ended December 31, 2023. Total mortgage production during the twelve months ended December 31, 2023 was $135.7 million, $49.7 million of the production was originated to be sold in the secondary market, $32.5 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $53.5 million of the loan production was commitments for new construction residential real estate loans. Total mortgage production during the twelve months ended December 31, 2022 was $107.2 million, $65.8 million of the production was originated to be sold in the secondary market, $22.8 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $18.6 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income. The increase in mortgage production was primarily due to higher ARM and construction residential real estate loan production partially offset by lower secondary market production. Payoffs and paydowns declined to $87.0 million during the twelve months ended December 31, 2023 compared to $177.1 million during the same period in 2022. The loan-to-deposit ratio (including loans held-for-sale) at December 31, 2023 and December 31, 2022 was 75.3% and 70.9%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at December 31, 2023 and December 31, 2022 was 75.1% and 70.8%, respectively.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. Based on the Bank’s loan portfolio as of December 31, 2023, its non-owner occupied commercial real estate loans and its construction and land development loans were approximately 313% and 74% of total risk-based capital, respectively. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 47% from December 31, 2020 to December 31, 2023. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the level of the concentration in commercial real estate loans within the Bank’s loan portfolio monthly.

Loans typically provide higher yields than the other types of earning assets. During 2023 and 2022, loans accounted for 64.2% and 59.7% of average earning assets, respectively. The loan portfolio (including held-for-sale) averaged $1.0 billion in 2023 as compared to $920.4 million in 2022. Quality loan portfolio growth continued to be a strategic focus of ours in 2023. However, with the higher loan yields, there are inherent credit and liquidity risks, which we attempt to control and counterbalance. One of our goals as a community bank continues to be to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets, but adverse national and local economic conditions, as well as deterioration of our asset quality, could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional “well capitalized” ratios and significantly increased regulatory burdens could impede our ability to leverage our balance sheet and expand the loan portfolio.

The following table shows the composition of the loan portfolio by category:

(In thousands)	2023	2022	2021
Commercial, financial & agricultural	$78,134	$72,409	$69,952
Real estate:
Construction	118,225	91,223	94,969
Mortgage—residential	94,796	65,759	45,498
Mortgage—commercial	791,947	709,218	617,464
Consumer:
Home equity	34,752	28,723	27,116
Other	16,165	13,525	8,703
Total gross loans	$1,134,019	$980,857	$863,702
Allowance for credit losses	(12,267)	(11,336)	(11,179)
Total net loans	$1,121,752	$969,521	$852,523

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at December 31, 2023 and 2022 were commercial mortgage loans in the amount of $791.9 million and $709.2 million, respectively, representing 69.8% and 72.3% of the portfolio, respectively, excluding loans held for sale. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe we will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2023.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2023
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen years	Over Fifteen Years	Total
Commercial, financial and agricultural	$9,626	$45,046	$23,462	$—	$78,134
Real estate:
Construction(1)	28,735	51,257	38,233	—	118,225
Mortgage-residential	3,316	17,726	2,892	70,862	94,796
Mortgage-commercial	54,671	466,876	269,069	1,331	791,947
Consumer:
Home equity	1,940	6,475	26,337	—	34,752
Other	2,819	12,367	573	406	16,165
Total	$101,107	$599,747	$360,566	$72,599	$1,134,019

(1)	Included in construction loans are construction-to-permanent loans that will move to their permanent loan category upon completion of the construction phase.

Loans maturing after one year with:

Variable Rate	$116,761
Fixed Rate	916,151
$1,032,912

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

Our investment securities portfolio is a significant component of our total earning assets. Investment securities declined $58.6 million to $506.2 million, net of allowance for credit losses on investments of $30 thousand, at December 31, 2023 from $564.8 million, net of allowance for credit losses on investments of zero, at December 31, 2022. The $58.6 million decline was primarily related to the previously mentioned sale of $39.9 million of book value US Treasuries in our available-for-sale investment securities portfolio and normal principal cash flows. Our investment securities portfolio averaged $541.1 million in 2023, as compared to $570.6 million in 2022, which represents 33.2% and 37.0% of the average earning assets for the years ended December 31, 2023 and 2022, respectively.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $14.0 million ($11.1 million net of tax) at December 31, 2023. The remaining pretax unrealized net holding loss on these investments was $15.7 million ($12.4 million net of tax) at December 31, 2022. Our HTM investments totaled $217.2 million and represented approximately 43% of our total investments at December 31, 2023. Our AFS investments totaled $282.2 million or approximately 56% of our total investments at December 31, 2023. Our investments at cost totaled $6.8 million or approximately 1% of our total investments at December 31, 2023. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity.

At December 31, 2023, the estimated weighted average life of our total investment portfolio was 6.26 years, the modified duration was 4.8, the effective duration was 3.9, and the weighted average tax equivalent book yield was 3.86%. At December 31, 2022, the estimated weighted average life of our investment portfolio was 6.41 years, the modified duration was 4.32, and the weighted average tax equivalent book yield was 3.33%.

We held no debt securities rated below investment grade at December 31, 2023 and December 31, 2022.

The following table shows the Available-for Sale investment portfolio composition.

	December 31,
(Dollars in thousands)	2023	2022	2021
Securities available-for-sale at fair value:
US Treasury Securities	$18,346	$55,982	$15,436
Government sponsored enterprises	2,129	2,074	2,501
Small Business Administration pools	15,721	21,088	31,273
Mortgage-backed securities	238,159	244,599	397,729
State and local government	—	—	109,848
Corporate and Other Securities	7,871	8,118	8,052
Total	$282,226	$331,861	$564,839

The following table shows the Held-to-Maturity investment portfolio composition.

	December 31,
(Dollars in thousands)	2023	2022	2021
Securities held-to-maturity at fair value:
Mortgage-backed securities	$104,250	$113,116	$—
Corporate and Other Securities	101,268	100,497	—
Total	$205,518	$213,613	$—

We hold other investments carried at cost totaling $6.8 million and $4.2 million at December 31, 2023 and 2022, respectively. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $5.4 million, corporate stock in the amount of $1.0 million, and a venture capital fund in the amount of $354.1 thousand at December 31, 2023. The Company held FHLB stock in the amount of $2.9 million, corporate stock in the amount of $1.0 million, and a venture capital fund in the amount of $274.2 thousand at December 31, 2022. These are equity securities without readily determinable fair values. Investment in the FHLB of Atlanta is a condition of borrowing from the FHLB Atlanta. FHLB stock is carried at cost, and periodically evaluated for impairment based on an assessment of the ultimate recovery of par value. Both cash and stock dividends are reported as interest income. Dividends received on other investments, at cost are reported as interest income.

Investment Securities Maturity Distribution and Yields

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at December 31, 2023:

(In thousands)
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Available-for-sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$4,998	1.02%	$995	0.74%	$14,798	1.24%	$—	—
Government sponsored enterprises	—	—	$—	—	2,500	2.00%	—	—
Small Business Administration pools	$2	5.99%	2,944	6.57%	6,975	4.70%	6,187	5.59%
Mortgage-backed securities	3	3.61%	3,732	4.08%	8,451	4.26%	243,571	4.38%
Corporate and other securities	—	—	1,988	7.49%	6,758	3.76%	13	—

Total investment securities available-for-sale	$5,003	1.02%	$9,658	5.29%	$39,482	2.98%	$249,772	4.41%

(In thousands)
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$809	2.22%	$28,123	3.19%	$26,878	3.36%	$56,930	3.47%
State and local government	—	—	14,728	3.12%	42,117	3.39%	47,614	3.27%
Total investment securities held-to-maturity	$809	2.22%	$42,851	3.17%	$68,995	3.39%	$104,544	3.38%

Short-Term Investments

Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $42.9 million in 2023, as compared to $50.5 million in 2022. The decline in short-term investments in 2023 is primarily due to loan growth exceeding deposit growth, which resulted in short-term investments used to fund loan growth. We maintain the majority of our short-term overnight investments in our account at the Federal Reserve rather than in federal funds at various correspondent banks due to the lower regulatory capital risk weighting. These funds are an immediate source of liquidity and are generally invested in an earning capacity on an overnight basis. Other short-term investments, including funds on deposit at the Federal Reserve, increased $53.9 million to $66.8 million at December 31, 2023 from $12.9 million at December 31, 2022 due to the previously mentioned sale of investment securities, the issuance of $48.1 million in brokered certificates of deposits, and higher borrowings during the twelve months ended December 31, 2023. This additional liquidity will be used to fund loan growth and or reduce borrowings.

Deposits and Other Interest-Bearing Liabilities

Deposits. Deposits increased $125.6 million, or 9.1%, to $1.5 billion at December 31, 2023 compared to $1.4 billion at December 31, 2022. Our pure deposits, which are defined as total deposits less certificates of deposits, increased $4.7 million, or 0.4%, to $1.3 billion at December 31, 2023 from $1.3 billion at December 31, 2022. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. Average deposits were $1.4 billion during 2023 compared to $1.4 billion in 2022. Average non-interest bearing deposits were $450.2 million in 2023 compared to $469.3 million in 2022. Average interest-bearing deposits were $980.8 million in 2023 compared to $948.3 million in 2022. Certificates of deposits increased $97.7 million to $202.5 million at December 31, 2023 from $104.9 million at December 31, 2022. To secure a cost-effective stable funding source, during the third quarter of 2023, we issued $48.2 million in brokered certificates of deposit ranging in terms from six months to three years, with the three year term callable after six months. We began using brokered deposits during the third quarter of 2023 to optimize our funding blend, as such, we had $48.1 million and zero dollars in brokered deposits at December 31, 2023 and December 31, 2022, respectively.  Total uninsured deposits were $436.6 million and $407.0 million at December 31, 2023 and December 31, 2022, respectively. Included in uninsured deposits at December 31, 2023 and December 31, 2022 were $82.8 million and $59.5 million of deposits of states or political subdivisions in the U.S., which are secured or collateralized, respectively. Total uninsured deposits, excluding these deposits that are secured or collateralized, totaled $353.8 million, or 23.4%, of total deposits at December 31, 2023 and $347.5 million, or 25.1%, of total deposits at December 31, 2022. The average balance of all customer deposit accounts at December 31, 2023 was $27,843. The average balance for consumer accounts was $14,995 and the average balance for non-consumer accounts was $61,570.

The following table sets forth the deposits by category:

	December 31,
	2023		2022		2021
(In thousands)	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$432,333	28.6%	$461,010	33.3%	$444,688	32.7%
Interest bearing checking accounts	302,935	20.0%	334,540	24.1%	331,638	24.4%
Money market accounts	404,499	26.8%	295,223	21.3%	287,419	21.1%
Savings accounts	118,623	7.9%	161,770	11.7%	143,765	10.5%
Time deposits less than $100,000	128,977	8.5%	66,410	4.8%	74,489	5.5%
Time deposits more than $100,000	123,634	8.2%	66,429	4.8%	79,292	5.8%
Total deposits	$1,511,001	100.0%	$1,385,382	100.0%	$1,361,291	100.0%

Large certificate of deposit customers, whom we identify as those of $100 thousand or more, tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Core deposits, which exclude time deposits of $100 thousand or more, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $1.4 billion and $1.3 billion at December 31, 2023 and 2022, respectively. Time deposits greater than $250 thousand, the FDIC deposit insurance coverage limit, amounted to $17.1 million and $25.0 million at December 31, 2023 and December 31, 2022, respectively.

A stable base of deposits is expected to continue to be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $250,000 or More

At December 31, 2023, time deposits in excess of the FDIC insurance limit were as follows:

	December 31, 2023
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Time deposits of $250,000 or more	$2,470	$3,388	$10,858	$412	$17,128

Borrowed funds. Borrowed funds consist of fed funds purchased, securities sold under agreements to repurchase, FHLB advances and long-term debt. Our long-term debt is a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $74.6 million, $74.8 million, and $62.2 million during 2023, 2022, and 2021, respectively. The average rates paid during these periods were 2.22%, 0.30%, and 0.14%, respectively. The balances of securities sold under agreements to repurchase were $62.9 million and $68.7 million at December 31, 2023 and December 31, 2022, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. Federal funds purchased averaged $1.1 million, $1.5 million, and zero during 2023, 2022, and 2021, respectively. The average rates paid during these periods were 4.73%, 3.54%, and zero, respectively. The balances of federal funds purchased were zero and $22.0 million at December 31, 2023 and December 31, 2022, respectively. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. FHLB advances averaged $86.6 million, $9.5 million, and zero during 2023, 2022, and 2021, respectively. The average rates paid during these periods were 5.02%, 3.91%, and zero, respectively. The balances of FHLB advances were $90.0 million and $50.0 million at December 31, 2023 and December 31, 2022, respectively.

The $90.0 million in FHLB advances at December 31, 2023 had maturity dates between March 13, 2024, and November 3, 2026 with interest rates between 4.81% and 5.26%.

We issued $15.5 million in trust preferred securities on September 16, 2004. During the fourth quarter of 2015, we redeemed $500 thousand of these securities. Until the cessation of LIBOR on June 30, 2023, the securities accrued and paid distributions quarterly at a rate of three month LIBOR plus 257 basis points, thereafter, such distributions to be paid quarterly transitioned to an adjusted Secured Overnight Financing Rate (SOFR) index in accordance with the Federal Reserve’s final rule implementing the Adjustable Interest Rate Act. The remaining debt may be redeemed in full anytime with notice and matures on September 16, 2034. Trust preferred securities averaged $15.0 million during 2023, 2022, and 2021. The average rates paid during these periods were 7.93%, 4.51%, and 2.78%, respectively. The balances of trust preferred securities were $15.0 million as of December 31, 2023 and December 31, 2022.

At December 31, 2023 and 2022, FHLB advance maturities were as follows:

	December 31, 2023
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
FHLB Advances	$30,000	$10,000	$50,000	$—	$90,000

	December 31, 2022
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
FHLB Advances	$50,000	$—	$—	$—	$50,000

The $90 million in FHLB advances at December 31, 2023 had maturity dates between March 13, 2024 and December 9, 2023 with interest rates between 4.83% and 5.25%. The $50 million in FHLB advances at December 31, 2022 had maturity dates between January 17, 2023 and March 7, 2023 with interest rates between 4.15% and 4.63%.

Capital Adequacy and Dividend Policy

Capital Adequacy

Total shareholders’ equity increased $12.7 million, or 10.7%, to $131.1 million at December 31, 2023 from $118.4 million at December 31, 2022. Shareholders’ equity increased to 7.2% of total assets at December 31, 2023 from 7.1% at December 31, 2022 due to total asset growth of $154.7 million, or 9.2%, compared to total shareholders’ equity growth of $12.7 million, or 10.7%. The growth in assets was due to increases of $153.2 million in loans held-for-investment, $53.9 million in interest-bearing bank balances primarily held at the Federal Reserve and $2.7 million in loans held-for-sale partially offset by a decline of $58.6 million in investment securities. The $12.7 million increase in shareholders’ equity was due to a $7.6 million increase in retention of earnings resulting from $11.8 million in net income less $4.2 million in dividends; a $796 thousand increase due to employee and director stock awards; a $438 thousand increase due to our dividend reinvestment plan (DRIP); and a $4.2 million improvement in accumulated other comprehensive loss partially offset by a $300 thousand adjustment related to the implementation of CECL on January 1, 2023. The increase in accumulated other comprehensive loss was due to a decline in market interest rates, which affects the fair value of our investment securities portfolio and accumulated other comprehensive (loss) income, which is included in shareholders’ equity.

On April 20, 2022, we announced that our board of directors approved the repurchase of up to 375,000 shares of our common stock (the “2022 Repurchase Plan”), which represented approximately 5% of our 7,606,172 shares outstanding as of December 31, 2023. No repurchases were made under the 2022 Repurchase Plan prior to its expiration at the market close on December 31, 2023.

During each quarter in 2022, we paid a $0.13 per share dividend on our common stock. During each quarter in 2023, we paid an $0.14 per share dividend on our common stock. On January 24, 2024, we announced a $0.14 per share dividend payable on February 20, 2024 to shareholders of record of our common stock on February 6, 2024.

In addition, we have a dividend reinvestment plan that allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio for the three years ended December 31, 2023.

	2023	2022	2021
Return on average assets	0.68%	0.88%	1.02%
Return on average common equity	9.59%	11.99%	11.22%
Equity to assets ratio	7.17%	7.08%	8.90%
Dividend Payout Ratio	35.76%	26.78%	23.24%

While the Company is currently a small bank holding company and so generally is not subject to Basel III capital requirements, our Bank remains subject to such capital requirements. See “Supervision and Regulation—Basel Capital Standards” for additional information on Basel III and the Dodd-Frank Act.

The Bank exceeded the regulatory capital ratios at December 31, 2023 and 2022, as set forth in the following table:

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank(1)(2):
December 31, 2023
Risk Based Capital
Tier 1	$73,696	6.0%	$153,859	12.5%	$80,163	6.5%
Total Capital	98,261	8.0%	166,752	13.6%	68,491	5.6%
CET1	55,272	4.5%	153,859	12.5%	98,587	8.0%
Tier 1 Leverage	72,830	4.0%	153,859	8.5%	81,029	4.5%
December 31, 2022
Risk Based Capital
Tier 1	$64,741	6.0%	$145,578	13.5%	$80,837	7.5%
Total Capital	86,321	8.0%	156,914	14.5%	70,593	6.5%
CET1	48,555	4.5%	145,578	13.5%	97,023	9.0%
Tier 1 Leverage	67,509	4.0%	145,578	8.6%	78,069	4.6%

(1)	As a small bank holding company, the Company is generally not subject to Basel III capital requirements unless otherwise advised by the Federal Reserve.
(2)	Required Amounts and Required Ratios do not include the capital conservation buffer of 2.5%.

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

To secure a cost-effective stable funding source, during the third quarter of 2023, we issued $48.2 million in brokered certificates of deposit ranging in terms from six months to three years, with the three year term callable after six months. Brokered certificates of deposit totaled $48.1 million at December 31, 2023. The $48.1 million in brokered deposits had maturity dates between February 9, 2024 and September 25, 2026 with interest rates between 5.30% and 5.70%. We had no brokered deposits and no listing services deposits at December 31, 2022. We believe that we have ample liquidity to meet the needs of our customers through our low cost deposits, our ability to issue brokered deposits, our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, our ability to borrow on a secured basis through the Federal Reserve Discount Window, and our ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain adequate liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank.

Total shareholders’ equity increased $12.7 million, or 10.7%, to $131.1 million at December 31, 2023 from $118.4 million at December 31, 2022. Shareholders’ equity increased to 7.2% of total assets at December 31, 2023 from 7.1% at December 31, 2022 due to total asset growth of $154.7 million, or 9.2%, compared to total shareholders’ equity growth of $12.7 million, or 10.7%. The growth in assets was due to increases of $153.2 million in loans held-for-investment, $53.9 million in interest-bearing bank balances and $2.7 million in loans held-for-sale partially offset by a decline of $58.6 million in investment securities. The $12.7 million increase in shareholders’ equity was due to a $7.6 million increase in retention of earnings resulting from $11.8 million in net income less $4.2 million in dividends; a $796 thousand increase due to employee and director stock awards; a $438 thousand increase due to our dividend reinvestment plan (DRIP); and a $4.2 million improvement in accumulated other comprehensive loss partially offset by a $300 thousand adjustment related to the implementation of CECL on January 1, 2023. The increase in accumulated other comprehensive loss was due to a decline in market interest rates, which affects the fair value of our investment securities portfolio and accumulated other comprehensive (loss) income, which is included in shareholders’ equity.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $14.0 million ($11.1 million net of tax) at December 31, 2023. The remaining pretax unrealized net holding loss on these investments was $15.7 million ($12.4 million net of tax) at December 31, 2022. Our HTM investments totaled $217.2 million and represented approximately 43% of our total investments at December 31, 2023. Our AFS investments totaled $282.2 million or approximately 56% of our total investments at December 31, 2023. Our investments at cost totaled $6.8 million or approximately 1% of our total investments at December 31, 2023. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity.

The Bank maintains federal funds purchased lines in the total amount of $85.0 million with four financial institutions and $10.0 million through the Federal Reserve Discount Window. We utilized none of our federal funds purchased lines at December 31, 2023 compared to $22.0 million at December 31, 2022. The FHLB of Atlanta has approved a line of credit of up to 25.00% of the Bank’s total assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had $90.0 million in FHLB advances at December 31, 2023 compared to $50.0 million at December 31, 2022. The FHLB advances at December 31, 2023 had maturity dates between March 13, 2024 and November 3, 2026 with interest rates between 4.81% and 5.26%. At December 31, 2023, we have remaining credit availability under this facility in excess of $358.9 million, subject to collateral requirements. Combined, we have total remaining credit availability, subject to collateral requirements, in excess of $453.9 million as compared to uninsured deposits excluding deposits of states or political subdivisions in the U.S., which are secured or collateralized, of $353.8 million as previously noted.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2023, we had issued commitments to extend unused credit of $214.2 million, including $53.1 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2022, we had issued commitments to extend unused credit of $156.9 million, including $47.3 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework issued in 2013.

Based on that assessment, we believe that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

/s/ Michael C. Crapps	/s/ D. Shawn Jordan
Chief Executive Officer and President	Executive Vice President and Chief Financial Officer
81

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Community Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Community Corporation and its subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. Our opinion is not modified with respect to this matter. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Allowance for Credit Losses

As described in Note 4 to the Company’s financial statements, the Company has a loan portfolio, net of deferred fees of approximately $1.1 billion and related allowance for credit losses of approximately $12.3 million as of December 31, 2023. As described by the Company in Note 2, the Company adopted the Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC 326”) on January 1, 2023. Expected credit losses are measured on a collective basis using a non-discounted cash flow methodology with probability of default (“PD”) and loss given default (“LGD”) for all call report code cohorts. Loans not sharing similar risk characteristics are evaluated on an individual basis. Due to the minimal amount of default activity and limited charge-off history, the Bank has elected to use index PDs and LGDs comprised of rates derived from other community banks in place of the Company’s historical PDs and LGDs. The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the allowance for credit losses on loans. The calculation includes a 12-month PD forecast based on the peer index regression model comparing peer defaults to the national unemployment rate. Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience.

We identified the Company’s estimate of the allowance for credit losses as a critical audit matter. The principal considerations for our determination of the allowance for credit losses as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors, model assumptions, forecasts and forecasting periods. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

•	We evaluated the appropriateness of the methodology applied in the adoption of ASC 326.
•	We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used in development of the qualitative factors.
•	We tested the completeness and accuracy of the significant inputs into the model including the underlying data used to develop the qualitative factors and forecasts.
•	We validated the mathematical accuracy of the calculation.
•	We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, as well as other audit evidence gathered.
•	Analytical procedures were performed to evaluate the directional consistency of changes that occurred in the allowance for credit losses for loans.

/s/ Elliott Davis, LLC

Firm ID: 149

We have served as the Company’s auditor since 2006.

Columbia, South Carolina

March 21, 2024

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2023	2022
ASSETS
Cash and due from banks	$27,908	$24,464
Interest-bearing bank balances	66,787	12,937
Investment securities available-for-sale	282,226	331,862
Investment securities held-to-maturity, fair value of $205,518 and $213,613 at December 31, 2023 and December 31, 2022, respectively, net of allowance for credit losses-investments	217,170	228,701
Other investments, at cost	6,800	4,191
Loans held-for-sale	4,433	1,779
Loans held-for-investment	1,134,019	980,857
Less, allowance for credit losses	12,267	11,336
Net loans held-for-investment	1,121,752	969,521
Property and equipment - net	30,589	31,277
Lease right-of-use asset	3,248	2,702
Bank owned life insurance	30,174	29,952
Other real estate owned	622	934
Intangible assets	604	761
Goodwill	14,637	14,637
Other assets	20,738	19,228
Total assets	$1,827,688	$1,672,946
LIABILITIES
Deposits:
Non-interest bearing	$432,333	$461,010
Interest bearing	1,078,668	924,372
Total deposits	1,511,001	1,385,382
Securities sold under agreements to repurchase	62,863	68,743
Federal funds purchased	—	22,000
Federal Home Loan Bank advances	90,000	50,000
Junior subordinated debt	14,964	14,964
Lease liability	3,426	2,832
Other liabilities	14,375	10,664
Total liabilities	1,696,629	1,554,585
Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,606,172 at December 31, 2023 and 7,577,912 at December 31, 2022	7,606	7,578
Nonvested restricted stock and stock units	2,181	1,461
Additional paid in capital	93,167	92,683
Retained earnings	56,296	49,025
Accumulated other comprehensive loss	(28,191)	(32,386)
Total shareholders’ equity	131,059	118,361
Total liabilities and shareholders’ equity	$1,827,688	$1,672,946

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2023	2022	2021
Interest income:
Loans, including fees	$52,317	$39,234	$39,671
Investment securities - taxable	16,715	9,725	6,155
Investment securities - non taxable	1,471	1,525	1,564
Other short term investments and CDs	2,194	633	130
Total interest income	72,697	51,117	47,520
Interest expense:
Deposits	16,563	1,849	1,740
Securities sold under agreement to repurchase	1,658	227	85
Other borrowed money	5,584	1,098	416
Total interest expense	23,805	3,174	2,241
Net interest income	48,892	47,943	45,279
Provision for (release of) credit losses	1,129	(152)	335
Net interest income after provision for (release of) credit losses	47,763	48,095	44,944
Non-interest income:
Deposit service charges	963	960	977
Mortgage banking income	1,406	1,900	4,319
Investment advisory fees and non-deposit commissions	4,511	4,479	3,995
Loss on sale of securities	(1,249)	—	—
Gain (loss) on sale of other real estate owned	151	(45)	77
Gain (loss) on sale of other assets	—	(73)	117
Other non-recurring income	121	7	171
Other	4,518	4,341	4,248
Total non-interest income	10,421	11,569	13,904
Non-interest expense:
Salaries and employee benefits	25,864	25,357	24,494
Occupancy	3,157	3,002	2,947
Equipment	1,566	1,343	1,296
Marketing and public relations	1,496	1,259	1,173
FDIC Insurance assessments	904	468	618
Other real estate expense (income)	(112)	308	105
Amortization of intangibles	158	158	201
Other	10,111	9,358	8,367
Total non-interest expense	43,144	41,253	39,201
Net income before tax	15,040	18,411	19,647
Income tax expense	3,197	3,798	4,182
Net income	$11,843	$14,613	$15,465

Basic earnings per common share	$1.56	$1.94	$2.06
Diluted earnings per common share	$1.55	$1.92	$2.05

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
(Dollars in thousands)	2023	2022	2021
Net income	$11,843	$14,613	$15,465

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available for sale securities, net of tax (expense) benefit of $(501), $6,190, and $2,128, respectively	1,884	(23,285)	(8,008)

Reclassification adjustment for loss included in net income, net of tax benefit of $262, $0, and $0, respectively	987	—	—

Unrealized loss during the period on available-for-sale securities transferred to held-to-maturity, net of tax benefit of $0, $3,509, and $0, respectively	—	(13,198)	—

Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $352, $218, and $0 respectively	1,324	818	—
Other comprehensive income (loss)	4,195	(35,665)	(8,008)
Comprehensive income (loss)	$16,038	$(21,052)	$7,457

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock			Nonvested		Accumulated
(Dollars and shares in thousands)	Number Shares Issued	Common Stock	Additional Paid-in Capital	Restricted Stock and Stock Units	Retained Earnings	Other Comprehensive Income (loss)	Total
Balance, December 31, 2020	7,500	$7,500	$91,380	$(283)	$26,453	$11,287	$136,337
Net income	—	—	—	—	15,465	—	15,465
Other comprehensive loss net of tax benefit of $2,128	—	—	—	—	—	(8,008)	(8,008)
Issuance of restricted stock	21	21	353	(374)	—	—	—
Issuance of common stock-deferred compensation	12	12	124	—	—	—	136
Amortization of compensation on restricted stock	—	—	—	363	—	—	363
Shares forfeited	(4)	(4)	(66)	—	—	—	(70)
Dividends: Common ($0.48 per share)	—	—	—	—	(3,593)	—	(3,593)
Dividend reinvestment plan	20	20	348	—	—	—	368
Balance, December 31, 2021	7,549	$7,549	$92,139	$(294)	$38,325	$3,279	$140,998

Net income	—	—	—	—	14,613	—	14,613
Other comprehensive loss net of tax benefit of $9,481	—	—	—	—	—	(35,665)	(35,665)
Issuance of restricted stock	9	9	190	(199)	—	—	—
Issuance of common stock-deffered compensation	1	1	27	—	—	—	28
Grant of restricted stock units	—	—	—	1,447	—	—	1,447
Amortization of compensation on restricted stock	—	—	—	507	—	—	507
Shares forfeited	(2)	(2)	(40)	—	—	—	(42)
Dividends: Common ($0.52 per share)	—	—	—	—	(3,913)	—	(3,913)
Dividend reinvestment plan	21	21	367	—	—	—	388
Balance, December 31, 2022	7,578	$7,578	$92,683	$1,461	$49,025	$(32,386)	$118,361

Net income	—	—	—	—	11,843	—	11,843
Adoption of ASU 2016-13 net of tax benefit of $90	—	—	—	—	(337)	—	(337)
Other comprehensive income net of tax expense of $1,115	—	—	—	—	—	4,195	4,195
Issuance of restricted stock	8	8	146	(154)	—	—	—
Issuance of common stock-deferred compensation	2	2	39	(69)	—	—	(28)
Grant of restricted stock units	—	—	—	180	—	—	180
Amortization of compensation on restricted stock	—	—	—	763	—	—	763
Shares forfeited	(6)	(6)	(115)	—	—	—	(121)
Dividends: Common ($0.56 per share)	—	—	—	—	(4,235)	—	(4,235)
Dividend reinvestment plan	24	24	414	—	—	—	438
Balance, December 31, 2023	7,606	$7,606	$93,167	$2,181	$56,296	$(28,191)	$131,059

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$11,843	$14,613	$15,465
Adjustments to reconcile net income to net cash (used) provided in operating activities
Depreciation	1,760	1,663	1,714
Net premium amortization AFS	(2,507)	1,869	2,317
Net premium amortization HTM	(575)	(264)	—
Provision for credit losses	1,129	(152)	335
Write-downs of other real estate owned	44	69	50
Loss (gain) loss on sale of other real estate owned	(151)	45	(77)
Originations of HFS loans	(50,253)	(64,495)	(139,773)
Sales of HFS loans	47,599	69,836	177,673
Amortization of intangibles	158	158	201
Loss on sale of securities	1,249	—	—
Loss on fair value of equity investments	(19)	(2)	(4)
Accretion on acquired loans	(81)	(49)	(135)
Gain on sale of other assets	—	73	(117)
(Increase) decrease in other assets	(1,628)	(1,696)	994
Increase (decrease) in other liabilities	3,658	457	(715)
Net cash provided (used) in operating activities	12,226	22,125	57,928
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	38,662	—	—
Purchase of investment securities available-for-sale	(6,025)	(105,943)	(271,293)
Purchase of investment securities held-to-maturity	—	(11,270)	—
Purchase of other investment securities	(2,589)	(2,406)	(87)
Maturity/call of investment securities available-for-sale	21,891	61,958	53,872
Maturity/call of investment securities held-to-maturity	12,074	11,745	—
Proceeds from sale of other investments	—	—	355
Increase in loans	(153,029)	(116,797)	(19,100)
Proceeds from sale of other real estate owned	419	117	201
Proceeds from sale of fixed assets	—	925	1,414
Purchase of property and equipment	(1,071)	(1,223)	(813)
Net disposal of property and equipment	—	115	19
Purchase of BOLI	—	—	(850)
Net cash used in investing activities	(89,668)	(162,779)	(236,282)
Cash flows from financing activities:
Increase in deposit accounts	125,619	24,091	171,878
Increase (decrease) in Fed Funds Borrowed	(22,000)	22,000	—
Advances from the Federal Home Loan Bank	289,000	118,000	—
Repayment of advances from the Federal Home Loan Bank	(249,000)	(68,000)	—
Increase in securities sold under agreements to repurchase	(5,880)	14,527	13,302
Shares Retired	(121)	(42)	(70)
Restricted Stock Units Granted	180	1,447	—
Change in non-vested restricted stock	763	507	363
Dividend reinvestment plan	438	388	368
Proceeds from (cost of) issuance of common stock-deferred compensation	(28)	28	136
Dividends paid on Common Stock	(4,235)	(3,913)	(3,593)
Net cash provided in financing activities	134,736	109,033	182,384
Net increase in cash and cash equivalents	57,294	(31,621)	4,030
Cash and cash equivalents at beginning of year	37,401	69,022	64,992
Cash and cash equivalents at end of year	$94,695	$37,401	$69,022
Supplemental disclosure:
Cash paid during the period for: interest	$20,750	$3,058	$3,312
Income Taxes	$3,574	$3,893	$5,097
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale, net of tax	$2,871	$(23,285)	$(8,008)
Transfer of investment securities available-for-sale to held-to-maturity	—	245,619	—
Loans charged off	$24	$68	$182
CECL transition	$337	$—	$—
Transfer of loans to other real estate owned	$44	$—	$145
Recognition of operating lease right of use asset	$835	$—	$—
Recognition of operating lease liability	$835	$—	$—

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses. The estimation process includes management’s judgment as to future losses on existing loans based on an internal review of the loan portfolio, including an analysis of the borrower’s current financial position, the consideration of current and anticipated economic conditions and the effect on specific borrowers. In determining the collectability of loans management also considers the fair value of underlying collateral. Various regulatory agencies, as an integral part of their examination process, review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors it is possible that the allowance for credit losses could change materially.

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

Premiums are recognized in interest income using the effective interest method over the period to the earliest call date. Discounts are recognized in interest income using the effective interest method to maturity.

Other Investments, At Cost

Equity Securities without readily determinable fair values include Federal Home Loan Bank (“FHLB”) of Atlanta capital stock and various other non-marketable equity investments. Investment in the FHLB of Atlanta is a condition of borrowing from the FHLB Atlanta. FHLB stock is carried at cost, and periodically evaluated for impairment based on an assessment of the ultimate recovery of par value. Both cash and stock dividends are reported as interest income. At December 31, 2023 and 2022, the Company’s investment in FHLB stock was $5.5 million and $2.9 million, respectively. Dividends received on other investments, at cost are reported as interest income.

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

Loans and Allowance for Credit Losses-Loans

Loan receivables that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans. Interest is recognized over the term of the loan based on the loan balance outstanding. Fees charged for originating loans, if any, are deferred and offset by the deferral of certain direct expenses associated with loans originated. The net deferred fees are recognized as yield adjustments by applying the effective interest method.

The allowance for credit losses is maintained at a level believed to be adequate by management to absorb potential losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, economic conditions and volume, growth and composition of the portfolio.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the asset’s estimated useful life. Estimated lives range up to 39 years for buildings and up to 10 years for furniture, fixtures, and equipment.

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of fair value of net assets acquired (including identifiable intangibles) in purchase transactions. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles). Core deposit intangibles are being amortized on a straight-line basis over seven years. Goodwill and identifiable intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. During the year ended December 31, 2023 and 2022, qualitative factors indicated it was more likely than not that the carrying value of goodwill was less than fair value, thus there were no indicators of impairment and no quantitative testing was performed.

Other Real Estate Owned

Other real estate owned includes real estate acquired through foreclosure. Other real estate owned is carried at the lower of cost (principal balance at date of foreclosure) or fair value minus estimated cost to sell. Any write-downs at the date of foreclosure are charged to the allowance for credit losses. Expenses to maintain such assets, subsequent changes in the valuation allowance, and gains or losses on disposal are included in other expenses.

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

Advertising Expense

Marketing and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Marketing and public relations expense totaled $1.5 million, $1.3 million and $1.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. No options were granted in 2023, 2022 or 2021.

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

Business Combinations and Method of Accounting for Loans Acquired

The Company accounts for its acquisitions under FASB ASC Topic 805, “Business Combinations,” which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for credit losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, “Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality,” formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted (non-accretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the fair value for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable difference). Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company’s initial estimates are reclassified from non-accretable difference to accretable difference and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for credit losses.

Segment Information

ASC Topic 280-10, ”Segment Reporting,” requires selected segment information of operating segments based on a management approach. The Company’s four reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management (see Note 25, Reportable Segments, for further information).

Application of New Accounting Guidance Adopted in 2023

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology that delayed recognition until it is probable a loss has been incurred with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. Additionally, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

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

Allowance for Credit Losses on Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $1.3 million at December 31, 2023 and was excluded from the estimate of credit losses. The held-to-maturity portfolio consists of mortgage-backed and municipal securities. Securities are generally rated BBB- or higher. Securities are analyzed individually to establish a CECL reserve.

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

All the mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS at the adoption of CECL or as of December 31, 2023. The state and local governments securities held by the Company are highly rated by major rating agencies.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no allowance for credit loss related to the available-for-sale securities portfolio.

Accrued interest receivable on available-for-sale securities totaled $870,000 at December 31, 2023 and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future, until maturity, or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.6 million at December 31, 2023 and was reported in other assets on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

The Company has elected a non-discounted cash flow methodology with probability of default (“PD”) and loss given default (“LGD”) for all call report code cohorts (“cohorts”), as this is believed to be the most accurate model available. The PD calculation looks at the historical loan portfolio at particular points in time (each month during the lookback period) to determine the probability that loans in a certain cohort will default over the next 12-month period. A default is defined as a loan that has moved to past due 90 days and greater, non-accrual status, or experienced a charge-off during the period. Currently, the Company’s historical data is insufficient due to a minimal amount of default activity or zero defaults, therefore, management uses index PDs comprised of rates derived from the PD experience of other community banks in place of the Company’s historical PDs.

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

The allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics. The Bank has identified the following pools:

•	Loans Secured by Non-Owner Occupied Commercial Real Estate – These loans are to businesses for structures that will be leased to other commercial entities. Cash flows to pay these loans is dependent on lease payments to the business owners.
•	Loans Secured by Owner Occupied Commercial Real Estate – These loans are to businesses who are housed in the building that serves as collateral. Cash flows to pay these loans is dependent on cash generated by the business.
•	Commercial and Industrial Loans – These loans are to businesses for purposes other than commercial real estate, such as equipment. The loans are typically secured by the equipment purchased, and cash flows to pay these loans is dependent on cash generated by the business.
•	Loans Secured by Residential Real Estate – These loans are to businesses and individuals for real estate with houses or apartment complexes on it. Cash flows to pay these loans is dependent on household income, and the collateral rises and falls in value in alignment with the residential property market.
•	Loans Secured by Farmland – These loans are secured by agricultural property.
•	Loans to States and Municipalities – These loans are to governments, and are backed by tax revenues.
•	Loans Secured by Construction and Development – These loans are for new construction and work on the underlying land.
•	Other Consumer Loans – These loans are made to consumers and are secured by collateral other than residential real estate, e.g., automobiles.

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

Recently Issued Accounting Standards

In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. In December 2022, the FASB issued amendments to extend the period of time preparers can use the reference rate reform relief guidance under ASC Topic 848 from December 31, 2023 to December 31, 2024, to address the fact that all London Interbank Offered Rate (LIBOR) tenors were not discontinued as of December 31, 2022, and some tenors will be published until June 2023. The amendments are effective immediately for all entities and applied prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2022, the FASB issued ASU 2022-02, which eliminated the previous recognition and measurement guidance for troubled debt restructurings (“TDRs”), required new disclosures for loan modifications when a borrower is experiencing financial difficulty, and required disclosures of current period gross charge-offs by year of origination in the vintage disclosures. The Company adopted this amendment effective January 1, 2023.

In March 2022, the FASB issued amendments which are intended to improve the decision usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments do not have a material effect on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This amendment is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments require disclosure of incremental segment information on an annual and interim basis for all public entities. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. Early adoption is permitted.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This amendment is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company is subject to regulations of various governmental agencies (regulatory risk). These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required credit loss allowances and operating restrictions from regulators’ judgments based on information available to them at the time of their examination.

Reclassifications

Certain captions and amounts in the 2021 and 2022 consolidated financial statements were reclassified to conform to the 2023 presentation.

Note 3—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
US Treasury securities	$20,791	$—	$(2,445)	$18,346
Government Sponsored Enterprises	2,500	—	(371)	2,129
Mortgage-backed securities	255,757	15	(17,613)	238,159
Small Business Administration pools	16,108	24	(411)	15,721
Corporate and other securities	8,759	—	(888)	7,871
	$303,915	$39	$(21,728)	$282,226

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
US Treasury securities	$60,552	$—	$(4,569)	$55,983
Government Sponsored Enterprises	2,500	—	(426)	2,074
Mortgage-backed securities	263,704	10	(19,114)	244,600
Small Business Administration pools	21,657	60	(630)	21,087
Corporate and other securities	8,772	12	(666)	8,118
	$357,185	$82	$(25,405)	$331,862
97

Note 3—INVESTMENT SECURITIES (Continued)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
US Treasury securities	$15,736	$—	$(300)	$15,436
Government Sponsored Enterprises	2,499	2	—	2,501
Mortgage-backed securities	398,125	3,596	(3,992)	397,729
Small Business Administration pools	30,835	505	(67)	31,273
State and Local Government	105,469	4,918	(539)	109,848
Corporate and other securities	8,024	157	(129)	8,118
	$560,688	$9,178	$(5,027)	$564,839

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Mortgage-backed securities	$112,740	$—	$(8,490)	$104,250
State and local government	104,430	282	(3,445)	101,268
	$217,170	$282	$(11,935)	$205,518

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Mortgage-backed securities	$121,772	—	$(8,656)	$113,116
State and local government	106,929	—	(6,432)	100,497
	$228,701	$—	$(15,088)	$213,613

There were no securities classified as held-to maturity at December 31, 2021.

On June 1, 2022, the Company reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $14.0 million ($11.1 million net of tax) at December 31, 2023 and $15.7 million ($12.4 million net of tax) at December 31, 2022.

During the year ended December 31, 2023, the Company sold $39.9 million of book value US Treasury securities from the available-for-sale investment securities portfolio. This sale created a one-time pre-tax loss of $1.2 million and provided additional liquidity to pay down borrowings and fund loan growth. During the years ended December 31, 2022 and 2021, the Company sold no investment securities. The tax benefit applicable to the net realized loss was approximately $262, $0, and $0 for 2023, 2022 and 2021, respectively.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2023 and December 31, 2022.

Note 3—INVESTMENT SECURITIES (Continued)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss
US Treasury Securities	$—	$—	$18,346	$2,445	$18,346	$2,445
Government Sponsored Enterprise	—	—	2,129	371	2,129	371
Mortgage-backed securities	8,164	423	223,844	17,190	232,008	17,613
Small Business Administration pools	4,253	45	7,638	366	11,891	411
Corporate and other securities	1,880	115	4,236	773	6,116	888
Total	$14,297	$583	$256,193	$21,145	$270,490	$21,728

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss
US Treasury Securities	$28,827	$1,032	$27,156	$3,537	$55,983	$4,569
Government Sponsored Enterprise	—	—	2,074	426	2,074	426
Mortgage-backed securities	81,961	4,435	159,227	14,679	241,188	19,114
Small Business Administration pools	16,066	453	2,592	177	18,658	630
Corporate and other securities	2,128	146	3,230	520	5,358	666
Total	$128,982	$6,067	$194,279	$19,338	$323,261	$25,405

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-maturity securities:	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed securities	—	—	104,250	8,490	104,250	8,490
State and local government	6,278	25	78,597	3,420	84,875	3,445
Total	$6,278	$25	$182,847	$11,910	$189,125	$11,935

The following table shows a roll forward of the allowance for credit losses on held to maturity securities for the year ended December 31, 2023.

State and
local
(Dollars in thousands)	government
Allowance for Credit Losses on Held-to-Maturity Securities:

Beginning balance, December 31, 2022	$—
Adjustment for adoption of ASU 2016-13	(43)
Provision for credit losses	13
Ending balance, December 31, 2023	$(30)

For the year ended December 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual at December 31, 2023.

Note 3—INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of investment securities at December 31, 2023, by expected maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$5,003	$4,996
Due after one year through five years	9,658	9,328
Due after five years through ten years	39,482	35,424
Due after ten years	249,772	232,478
	$303,915	$282,226

HELD-TO-MATURITY:

(Dollars in thousands)	Held-to-maturity
	Amortized Cost	Fair Value
Due in one year or less	$809	$805
Due after one year through five years	42,349	40,915
Due after five years through ten years	74,378	71,522
Due after ten years	99,664	92,276
Allowance for Credit Losses on Held-to-Maturity Securities	(30)	—
	$217,170	$205,518

Securities with an amortized cost of $160.8 million and fair value of $150.6 million at December 31, 2023 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase. Securities with an amortized cost of $290.1 million and fair value of $270.4 million at December 31, 2022 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase.

Allowance for Credit Losses on Held-to-Maturity Securities

Expected credit losses on held-to-maturity debt securities are evaluated by major security type. The held-to-maturity portfolio consists of mortgage-backed and municipal securities. Securities are generally rated BBB- or higher. Municipal securities are analyzed individually to establish a CECL reserve.

All the mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS at the adoption of CECL or as of December 31, 2023.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no allowance for credit loss related to the available-for-sale securities portfolio.

Note 4—LOANS

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $2.2 million and $1.9 million as of December 31, 2023 and December 31, 2022, respectively.

	December 31,
(Dollars in thousands)	2023	2022
Commercial	$78,134	$72,409
Real estate:
Construction	118,225	91,223
Mortgage-residential	94,796	65,759
Mortgage-commercial	791,947	709,218
Consumer:
Home equity	34,752	28,723
Other	16,165	13,525
Total	$1,134,019	$980,857

Commercial category includes $151.0 thousand and $219.0 thousand in PPP loans, net of deferred fees and costs, as of December 31, 2023 and December 31, 2022, respectively.

Activity in the allowance for credit losses was as follows:

	Years ended December 31,
(Dollars in thousands)	2023	2022	2021
Balance at the beginning of year	$11,336	$11,179	$10,389
Adjustment for adoption of ASU 2016-13	(14)
Provision for (release of) credit losses	939	(152)	335
Charged off loans	(87)	(68)	(182)
Recoveries	93	377	637
Balance at end of year	$12,267	$11,336	$11,179

The detailed activity in the allowance for credit losses and the recorded investment in loans receivable as of and for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 follows:

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Unallocated	Total Loans
Balance at December 31, 2022	$849	$75	$723	$8,569	$314	$170	$636	$11,336
Adjustment to allowance for adoption of ASU 2016-13	193	1,075	32	(883)	166	39	(636)	(14)
Charge-offs	(20)	—	—	—	—	(67)	—	(87)
Recoveries	5	2	9	37	22	18	—	93
Provision for credit losses	(92)	185	358	423	(30)	95	—	939
Balance at December 31, 2023	$935	$1,337	$1,122	$8,146	$472	$255	—	$12,267
101

Note 4—LOANS (Continued)
(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2022
Allowance for credit losses:
Beginning balance	$853	$113	$560	$8,570	$333	$126	$624	$11,179
Charge-offs	—	—	—	—	(1)	(67)	—	(68)
Recoveries	17	—	6	325	13	16	—	377
Provisions	(21)	(38)	157	(326)	(31)	95	12	(152)
Ending balance	$849	$75	$723	$8,569	$314	$170	$636	$11,336

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment	(849)	75	723	8,569	314	170	636	11,336

Loans receivable:
Ending balance-total	$72,409	$91,223	$65,759	$709,218	$28,723	$13,525	$—	$980,857

Ending balances:
Individually evaluated for impairment	29	—	34	4,752	168	—	—	4,983

Collectively evaluated for impairment	72,380	91,223	65,725	704,466	28,555	13,525	—	975,874

The following table presents an allocation of the allowance for credit losses at the end of each of the past three years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

Allocation of the Allowance for Credit Losses

	2023		2022		2021
(Dollars in thousands)	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial	$935	7.6%	$849	7.9%	$853	8.1%
Real Estate Construction	1,337	10.9%	75	0.7%	113	1.1%
Real Estate Mortgage:
Commercial	8,146	66.4%	8,569	80.1%	8,570	81.2%
Residential	1,122	9.2%	723	6.8%	560	5.3%
Consumer - Home Equity	472	3.8%	314	2.9%	333	3.2%
Consumer - Other	255	2.1%	170	1.6%	126	1.2%
Unallocated	—	N/A	636	N/A	624	N/A
Total	$12,267	100.0%	$11,336	100.0%	$11,179	100.0%

Note 4—LOANS (Continued)

The following tables are by loan category and present at December 31, 2022 and December 31, 2021 loans considered impaired under FASB ASC 310, “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, at December 31, 2022 and December 31, 2021.

(Dollars in thousands)
December 31, 2022	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$27	$2
Real estate:
Construction	—	—
Mortgage-residential	34	3
Mortgage-commercial	4,747	464
Consumer:
Home Equity	167	9
Other	—	—

With an allowance recorded:
Commercial	—	—
Real estate:
Construction	—	—
Mortgage-residential	—	—
Mortgage-commercial	—	—
Consumer:
Home Equity	—	—
Other	—	—

Total:
Commercial	27	2
Real estate:
Construction	—	—
Mortgage-residential	34	3
Mortgage-commercial	4,747	464
Consumer:
Home Equity	167	9
Other	—	—
	$4,975	$478
103

(Dollars in thousands)
December 31, 2021	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$—	$—
Real estate:
Construction	—	—
Mortgage-residential	131	6
Mortgage-commercial	1,748	223
Consumer:
Home Equity	—	—
Other	—	—

With an allowance recorded:
Commercial	—	—
Real estate:
Construction	—	—
Mortgage-residential	—	—
Mortgage-commercial	39	5
Consumer:
Home Equity	—	—
Other	—	—

Total:
Commercial	—	—
Real estate:
Construction	—	—
Mortgage-residential	131	6
Mortgage-commercial	1,787	228
Consumer:
Home Equity	—	—
Other	—	—
	$1,918	$234
104

Note 4—LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans, excluding PCI loans, as of December 31, 2022.

(Dollars in thousands)
December 31, 2022	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Commercial	$29	$29	$—
Real estate:
Construction	—	—	—
Mortgage-residential	34	51	—
Mortgage-commercial	4,752	5,260	—
Consumer:
Home Equity	168	168	—
Other	—	—	—

With an allowance recorded:
Commercial	—	—	—
Real estate:
Construction	—	—	—
Mortgage-residential	—	—	—
Mortgage-commercial	—	—	—
Consumer:
Home Equity	—	—	—
Other	—	—	—

Total:
Commercial	29	29	—
Real estate:
Construction	—	—	—
Mortgage-residential	34	51	—
Mortgage-commercial	4,752	5,260	—
Consumer:
Home Equity	168	168	—
Other	—	—	—
	$1,694	$3,705	$—

Note 4—LOANS (Continued)

The following table shows the amortized cost basis at December 31, 2023 of the loans modified for borrowers experiencing financial difficulty after December 31, 2022 segregated by loan category and describes the financial effect of the modification made for a borrower experiencing financial difficulty.

	December 31, 2023
(Dollars in thousands)	Amortized cost basis	% of Total Loan Type	Financial effect
Real Estate Mortgage Residential	200	0.21%	Deferred two monthly payments that are added to the end of the original loan term.
Total Loans	$200	$0.21%

The following table depicts the performance of loans that have been modified in the last 12 months.

(Dollars in thousands)		30-89 Days	Greater than 90 Days
December 31, 2023	Current	Past Due	Past Due
Real Estate Mortgage Residential	—	200	—
Total Loans	$—	$200	$—

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

Note 4—LOANS (Continued)

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023:

	Term Loans by year of Origination
($ in thousands)	2019	2020	2021	2022	2023	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$1,149	$1,375	$23,226	$9,018	$12,950	$9,230	$21,033	$49	$78,030
Special mention	—	—	—	—	—	26	—	—	26
Substandard	—	—	78	—	—	—	—	—	78
Total commercial	1,149	1,375	23,304	9,018	12,950	9,256	21,033	49	78,134

Current period gross write-offs	—	20	—	—	—	—	—	—	20
Real estate construction
Pass	6,864	—	5,074	39,514	47,992	—	18,781	—	118,225
Total real estate construction	6,864	—	5,074	39,514	47,992	—	18,781	—	118,225

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	1,894	10,548	6,219	28,843	28,517	8,420	977	8,962	94,380
Special mention	—	25	—	—	—	177	—	—	202
Substandard	—	—	—	—	—	214	—	—	214
Total real estate mortgage-residential	1,894	10,573	6,219	28,843	28,517	8,811	977	8,962	94,796

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	47,962	95,120	136,892	201,380	106,125	189,983	14,038	329	791,829
Special mention	—	—	—	—	—	21	—	—	21
Substandard	—	—	—	—	—	97	—	—	97
Total real estate mortgage-commercial	47,962	95,120	136,892	201,380	106,125	190,101	14,038	329	791,947

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - home equity
Pass	—	—	—	—	—	—	33,621	—	33,621
Special mention	—	—	—	—	—	—	67	—	67
Substandard	—	—	—	—	—	—	1,064	—	1,064
Total consumer - home equity	—	—	—	—	—	—	34,752	—	34,752

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	420	203	435	1,164	2,043	902	10,982	—	16,149
Special mention	—	—	—	—	16	—	—	—	16
Substandard	—	—	—	—	—	—	—	—	—
Total consumer - other	420	203	435	1,164	2,059	902	10,982	—	16,165

Current period gross write-offs	—	—	—	—	—	—	67	—	67

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2023 and December 31, 2022, no loans were classified as doubtful. As of December 31, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below.

(Dollars in thousands)
		Special
December 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$72,333	$47	$29	$—	$72,409
Real estate:
Construction	91,223	—	—	—	91,223
Mortgage – residential	65,505	220	34	—	65,759
Mortgage – commercial	704,357	80	4,781	—	709,218
Consumer:
Home Equity	27,531	117	1,075	—	28,723
Other	13,269	93	163	—	13,525
Total	$974,218	$557	$6,082	$—	$980,857

Note 4—LOANS (Continued)

The following tables are by loan category and present loans past due and on non-accrual status as of December 31, 2023 and December 31, 2022:

(Dollars in thousands) December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$19	$7	$—	$24	$50	$78,084	$78,134
Real estate:
Construction	—	—	—	—	—	118,225	118,225
Mortgage-residential	244	15	214	—	473	94,323	94,796
Mortgage-commercial	67	124	—	—	191	791,756	791,947
Consumer:
Home equity	—	—	—	3	3	34,749	34,752
Other	22	—	1	—	23	16,142	16,165
Total	$352	$146	$215	$27	$740	$1,133,279	$1,134,019

(Dollars in thousands) December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$87	$—	$—	$29	$116	$72,293	$72,409
Real estate:
Construction	—	—	—	—	—	91,223	91,223
Mortgage-residential	327	—	—	34	361	65,398	65,759
Mortgage-commercial	46	8	—	4,664	4,718	704,500	709,218
Consumer:
Home equity	—	—	—	168	168	28,555	28,723
Other	96	—	2	—	98	13,427	13,525
Total	$556	$8	$2	$4,895	$5,461	$975,396	$980,857

The following table is a summary of the Company’s non-accrual loans by major categories for the periods indicated.

	CECL			Incurred Loss
	December 31, 2023			December 31, 2022
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans	Non-accrual Loans
Commercial	$—	$24	$24	$29
Real Estate:
Construction	—	—	—	—
Mortgage-Residential	—	—	—	34
Mortgage-Commercial	—	—	—	4,664
Consumer Home Equity	—	3	3	168
Consumer Other	—	—	—	—
Total Loans	$—	$27	$27	$4,895

There were no collateral dependent loans that were individually evaluated for year ended December 31, 2023.

Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the years ended December 31, 2023 and December 31, 2022.

	For the years ended December 31,
(Dollars in thousands)	2023	2022
Balance, beginning of year	$2,189	$2,809
New Loans	—	3
Less loan repayments	1,131	623
Balance, end of year	$1,058	$2,189

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $597,000 at December 31, 2023 is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the year ended December 31, 2023.

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2022	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	398
Provision for unfunded commitments	199
Balance, December 31, 2023	$597

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
110

Note 5—FAIR VALUE MEASUREMENT (Continued)

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

Derivative Financial Instruments - Derivative instruments (pay fixed swaps) used to hedge interest rate risk related to the mortgage portfolio are reported at fair value utilizing Level 2 inputs. The fair values of the hedged item and the interest rate swap are based on derivative market data as of the valuation date.

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

Loans— The valuation of loans receivable is estimated using the exit price notion which incorporates factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, fixed rate loans and all other loans. The results are then adjusted to account for credit risk as described above.

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

Note 5—FAIR VALUE MEASUREMENT (Continued)

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of December 31, 2023 and December 31, 2022 are as follows:

	December 31, 2023
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$94,695	$94,695	$94,695	$—	$—
Available-for-sale securities	282,226	282,226	—	282,226	—
Held-to-maturity securities	217,170	205,518	—	205,518	—
Other investments, at cost	6,800	6,800	—	—	6,800
Loans held for sale	4,433	4,433	—	4,433	—
Derivative financial instruments	1,069	1,069		1,069
Net loans receivable	1,121,752	1,088,053	—	—	1,088,053
Accrued interest	5,869	5,869	5,869	—	—
Financial liabilities:
Non-interest bearing demand	$432,333	$432,333	$—	$432,333	$—
Interest bearing demand deposits and money market accounts	707,434	707,434	—	707,434	—
Savings	118,623	118,623	—	118,623	—
Time deposits	252,611	252,137	—	252,137	—
Total deposits	1,511,001	1,510,527	—	1,510,527	—
Federal Home Loan Bank Advances	90,000	90,000	—	90,000	—
Short term borrowings	62,863	62,863	—	62,863	—
Junior subordinated debentures	14,964	13,123	—	13,123	—
Accrued interest payable	3,575	3,575	3,575	—	—

	December 31, 2022
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$37,401	$37,401	$37,401	$—	$—
Available-for-sale securities	331,862	331,862	—	331,862	—
Held-to-maturity securities	228,701	213,613	—	213,613	—
Other investments, at cost	4,191	4,191	—	—	4,191
Loans held for sale	1,779	1,779	—	1,779	—
Net loans receivable	969,521	943,498	—	—	943,498
Accrued interest	5,217	5,217	5,217	—	—
Financial liabilities:
Non-interest bearing demand	$461,010	$461,010	$—	$461,010	$—
Interest bearing demand deposits and money market accounts	629,763	629,763	—	629,763	—
Savings	161,770	161,770	—	161,770	—
Time deposits	132,839	132,825	—	132,825	—
Total deposits	1,385,382	1,385,368	—	1,385,368	—
Federal Home Loan Bank Advances	50,000	50,000	—	50,000	—
Short term borrowings	90,743	90,743	—	90,743	—
Junior subordinated debentures	14,964	13,402	—	13,402	—
Accrued interest payable	520	520	520	—	—

Note 5—FAIR VALUE MEASUREMENT (Continued)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2023 and December 31, 2022 that are measured on a recurring basis. There were no liabilities carried at fair value as of December 31, 2023 or December 31, 2022 that are measured on a recurring basis.

AVAILABLE-FOR-SALE:

Dollars in thousands)

Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$18,346	$—	$18,346	$—
Government Sponsored Enterprises	2,129	—	2,129	—
Mortgage-backed securities	238,159	—	238,159	—
Small Business Administration pools	15,721	—	15,721	—
State and local government	—	—	—	—
Corporate and other securities	7,871	—	7,871	—
Total Available-for-sale securities	282,226	—	282,226	—
Loans held for sale	4,433	—	4,433	—
Total	$286,659	$—	$286,659	$—

(Dollars in thousands)

Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$55,983	$—	$55,983	$—
Government Sponsored Enterprises	2,074	—	2,074	—
Mortgage-backed securities	244,600	—	244,600	—
Small Business Administration pools	21,087	—	21,087	—
State and local government	—	—	—	—
Corporate and other securities	8,118	—	8,118	—
Total Available-for-sale securities	331,862	—	331,862	—
Loans held for sale	1,779	—	1,779	—
Total	$333,641	$—	$333,641	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2023 and December 31, 2022 that are measured on a non-recurring basis. There were no liabilities carried at fair value and measured on a non-recurring basis at December 31, 2023 and 2022.

(Dollars in thousands)
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Other real estate owned:
Construction	145	—	—	145
Mortgage-commercial	477	—	—	477
Total other real estate owned	622	—	—	622
Total	$622	$—	$—	$622
113

Note 5—FAIR VALUE MEASUREMENT (Continued)
(Dollars in thousands)
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	34	—	—	34
Mortgage-commercial	4,752	—	—	4,752
Consumer:
Home equity	168	—	—	168
Other	—	—	—	—
Total impaired	4,954	—	—	4,954
Other real estate owned:
Construction	412	—	—	412
Mortgage-commercial	522	—	—	522
Total other real estate owned	934	—	—	934
Total	$5,888	$—	$—	$5,888

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

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of December 31, 2023	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$622	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2022	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$934	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$4,954	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 6—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2023	2022
Land	$9,804	$9,804
Premises	28,708	28,684
Equipment	8,203	7,900
Fixed assets in progress	14	90
Property and equipment, gross	46,729	46,478
Accumulated depreciation	16,140	15,201
Property and Equipment Net	$30,589	$31,277

Depreciation expense included in operating expenses for the years ended December 31, 2023, 2022 and 2021 amounted to $1.8 million, $1.6 million, and $1.7 million, respectively.

As of December 31, 2023 and December 31, 2022 there were no premises held-for-sale. There was no gain or loss on premises held-for-sale during the year ended December 31, 2023. During the year ended December 31, 2022, the Company sold a warehouse that had previously been used for storage. Loss on premises held-for-sale was $73 thousand for the year ended December 31, 2022. There was no gain or loss on sale of fixed assets was for the year ended December 31, 2023 and loss on sale of fixed assets was $45 thousand for the year ended December 31, 2022.

Note 7—GOODWILL, CORE DEPOSIT INTANGIBLE

Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2023	2022	2021
Core deposit premiums, gross carrying amount	$3,358	$3,358	$3,358
Other intangibles	538	538	538
Gross carrying amount	3,896	3,896	3,896
Accumulated amortization	(3,292)	(3,135)	(2,977)
Net	$604	$761	$919

Based on the core deposit and other intangibles as of December 31, 2023, the following table presents the aggregate amortization expense for each of the succeeding years ending December 31:

(Dollars in thousands)	Amount
2024	$158
2025	157
2026	158
2027	131
2028 and thereafter
Total	$604

Amortization of the intangibles amounted to $158 thousand, $158 thousand, and $201 thousand for the years ended December 31, 2023, 2022 and 2021, respectively. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. During the year ended December 31, 2023, qualitative factors indicated it was more likely than not that the carrying value of goodwill was less than fair value, there were no indicators of impairment and no quantitative testing was performed.

Note 7—GOODWILL, CORE DEPOSIT INTANGIBLE (Continued)

The Company’s carrying amount of goodwill at December 31, 2023, and 2022 and changes to the goodwill are summarized as follows:

	December 31,
(In thousands)	2023	2022
Balance—beginning of year	$14,637	$14,637
Acquired Goodwill	—	—
Impairment	—	—
Balance, end of year	$14,637	$14,637

Note 8—OTHER REAL ESTATE OWNED

The following summarizes the activity in the other real estate owned for the years ended December 31, 2023 and 2022.

	December 31,
(In thousands)	2023	2022
Balance—beginning of year	$934	$1,165
Additions—foreclosures	—	—
Write-downs	(44)	(69)
Sales	(268)	(162)
Balance, end of year	$622	$934

Note 9—DEPOSITS

The Company’s total deposits are comprised of the following at the dates indicated:

	December 31,	December 31,
(Dollars in thousands)	2023	2022
Non-interest bearing deposits	$432,333	$461,010
Interest bearing demand deposits and money market accounts	707,434	629,763
Savings	118,623	161,770
Time deposits	252,611	132,839
Total deposits	$1,511,001	$1,385,382

Time deposits above include $48.1 million and $0 in brokered deposits as of December 31, 2023 and December 31, 2022, respectively.

At December 31, 2023, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2024	$221,399
2025	8,145
2026	20,483
2027	801
2028 and after	1,783
Total	$252,611

Note 9—DEPOSITS (Continued)

Interest paid on time deposits of $100 thousand or more totaled $2.4 million, $280 thousand, and $538 thousand in 2023, 2022, and 2021, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at December 31, 2023 and December 31, 2022 were $51.1 million and $25.0 million, respectively.

Deposits from directors and executive officers and their related interests at December 31, 2023 and 2022 amounted to approximately $18.0 million and $24.5 million, respectively.

The amount of overdrafts classified as loans at December 31, 2023 and 2022 were $75 thousand and $162 thousand, respectively.

Total uninsured deposits were $436.6 million and $407.0 million at December 31, 2023 and December 31, 2022, respectively. Included in uninsured deposits at December 31, 2023 and December 31, 2022 were $82.8 million and $59.5 million of collateralized public funds, respectively.

Note 10—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one day to four days from the transaction date. The weighted average interest rate at December 31, 2023 and 2022 was 2.83% and 0.95%, respectively. The maximum month-end balance during 2023 and 2022 was $91.8 million and $93.4 million, respectively. The average outstanding balance during the years ended December 31, 2023 and 2022 amounted to $74.6 million and $74.8 million, respectively, with an average rate paid of 2.22% and 0.30%, respectively. Securities sold under agreements to repurchase are collateralized by securities with fair market values exceeding the total balance of the agreement.

At December 31, 2023 and 2022, the Company had unused short-term lines of credit totaling $95.0 million and $70.0 million respectively.

Note 11—ADVANCES FROM FEDERAL HOME LOAN BANK

As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $31.7 million at December 31, 2023. Securities have been pledged as collateral for advances in the amount of $150.6 million as of December 31, 2023. As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $22.8 million at December 31, 2022. Securities have been pledged as collateral for advances in the amount of $72.6 million as of December 31, 2022. Advances are subject to prepayment penalties. The average advances during 2023 and 2022 were $86.6 million and $9.5 million, respectively. The average interest rate for 2023 and 2022 was 5.02% and 4.34%, respectively. The maximum outstanding amount at any month end was $125.0 million and $50.0 million for 2023 and 2022, respectively.

During the years ended December 31, 2023 and December 31, 2022 there were no advances that were prepaid. Accordingly, no losses were realized on early extinguishment.

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

Note 13—LEASES

The Company has operating leases on four of its facilities. The leases have maturities ranging from May 2027 to December 2038 some of which include extensions of multiple five-year terms. The right-of-use asset was $3.2 million and $2.7 million at December 31, 2023 and December 31, 2022, respectively. The lease liability was $3.4 million and $2.8 million at December 31, 2023 and December 31, 2022, respectively. During the twelve-month period ended December 31, 2023, the Company made cash payments in the amount of $413.1 thousand for operating leases and the lease liability was reduced by $262.8 thousand. The lease expense recognized during the twelve-month periods ended December 31, 2023, December 31, 2022, December 31, 2021 amounted to $448.5 thousand, $354.8 thousand, and $323.0 thousand, respectively. The weighted average remaining lease term as of December 31, 2023, is 11.70 years and the weighted average discount rate used is 4.29%. The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2023.

(Dollars in thousands)
2024	$424
2025	434
2026	444
2027	422
2028	364
Thereafter	2,344
Total undiscounted lease payments	$4,432
Less effect of discounting	(1,006)
Present value of estimated lease payments (lease liability)	3,426

Note 14—INCOME TAXES

Income tax expense for the years ended December 31, 2023, 2022 and 2021 consists of the following:

	Year ended December 31
(Dollars in thousands)	2023	2022	2021
Current
Federal	$2,937	$3,429	$3,653
State	627	735	749
Total Current	3,564	4,164	4,402
Deferred
Federal	(327)	(323)	(167)
State	(40)	(43)	(53)
Total Deferred	(367)	(366)	(220)
Income tax expense	$3,197	$3,798	$4,182

Reconciliation from expected federal tax expense to effective income tax expense for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2023	2022	2021
Expected federal income tax expense	$3,159	$3,866	$4,126
State income tax net of federal benefit	464	547	550
Tax exempt interest	(275)	(404)	(396)
Increase in cash surrender value life insurance	(176)	(151)	(146)
Valuation allowance	93	27	32
Life Insurance Proceeds	(19)	—	—
Excess tax benefit of stock compensation	—	(5)	(11)
Other	(49)	(82)	27
Total	$3,197	$3,798	$4,182

Note 14—INCOME TAXES (Continued)

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2023	2022
Assets:
Allowance for credit losses	$2,646	$2,464
Unfunded Commitments	129	—
Excess tax basis of deductible intangible assets	38	60
Net operating loss carry forward	933	840
Excess tax basis of assets acquired	—	18
Unrealized losses on available-for-sale securities	4,406	5,169
Unrealized losses on held-to-maturity securities	2,939	3,291
Compensation expense deferred for tax purposes	1,448	1,348
Deferred loss on other-than-temporary-impairment charges	5	5
FASB 91 - Origination Income & Costs	473	405
Other Real Estate Owned	229	231
Other	145	299
Total deferred tax asset	13,391	14,130
Valuation reserve	1,009	916
Total deferred tax asset net of valuation reserve	12,382	13,214
Liabilities:
Tax depreciation in excess of book depreciation	445	619
Excess financial reporting basis of assets acquired	919	938
Unrealized gain on available-for-sale securities	—	—
Total deferred tax liabilities	1,364	1,557
Net deferred tax asset / (liability) recognized	$11,018	$11,657

At December 31, 2023 the Company has approximately $23.6 million in State net operating losses. A valuation allowance is established to fully offset the deferred tax asset related to these net operating losses of the holding company. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The net deferred asset is included in other assets on the consolidated balance sheets.

A portion of the change in the net deferred tax asset relates to unrealized gains/losses on securities available-for-sale and held-to-maturity. The tax benefit related to the change of $1.6 million has been recorded directly to accumulated other comprehensive income within shareholders’ equity. The balance in the change in net deferred tax asset results from the current period deferred tax benefit of $367 thousand. At December 31, 2023, the Company had no federal net operating loss carryforward.

Tax returns for 2020 and subsequent years are subject to examination by taxing authorities.

As of December 31, 2023, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2023 and 2022, the Bank had commitments to extend credit including lines of credit of $214.2 million and $156.9 million, respectively.

Note 15—COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies but may include inventory, property and equipment, residential real estate and income producing commercial properties.

The primary market areas served by the Bank include the Midlands Region of South Carolina to include Lexington, Richland, Newberry, and Kershaw Counties; the Central Savannah River Region include Aiken County, South Carolina and Richmond and Columbia Counties in Georgia. With the acquisition of Cornerstone, the Bank also serves Greenville, Anderson, and Pickens Counties in South Carolina which we refer to as the Upstate Region. In 2022, the Company opened a branch in Rock Hill, South Carolina which is located in York County and referred to as the Piedmont Region. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The Company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the Bank’s risk based capital, or approximately $41.7 million.

Based on this criteria, the Bank had five such concentrations at December 31, 2023, including $347.1 million (30.6% of total loans) to lessors of non-residential property, $142.1 million (12.5% of total loans) to lessors of residential properties, $72.7 million (6.4% of total loans) to private households, $59.9 million (5.3% of total loans) to other activities related to real estate and $56.4 million to hotels (5.0% of total loans). As reflected above, lessors of non-residential properties and lessors of residential buildings equate to approximately 209.0% and 85.6% of total regulatory capital, respectively. The risk in these portfolios is diversified over a large number of loans, approximately 488 for lessors of non-residential properties and 405 loans for lessors of residential buildings. Commercial real estate loans and commercial construction loans represent $889.8 million, or 78.5%, of the portfolio. Approximately $273.2 million, or 30.7%, of the total commercial real estate loans are owner occupied, which can tend to reduce the risk associated with these credits. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its market areas, a substantial portion of its debtor’s ability to honor their contracts is dependent upon the economic stability of these areas.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

(Dollars in thousands)	December 31,	December 31,
Non-Interest Income	2023	2022
Deposit service charges	$963	$960
Mortgage banking income(1)	1,406	1,900
Investment advisory fees and non-deposit commissions(1)	4,511	4,479
Loss on sale of securities(1)	(1,249)
Gain (loss) on sale of other real estate owned	151	(45)
Gain (loss) on sale of other assets	—	(73)
Non-recurring income	121	7
Other (2)	4,518	4,341
Total non-interest income	10,421	11,569

(1)	Not within the scope of ASC 606
(2)	Includes Check Card Fee income discussed above. No other items are within the scope of ASC 606.

Note 17—OTHER INCOME AND OTHER EXPENSE

A summary of the components of other non-interest income is as follows:

	Year ended December 31,
(In thousands)	2023	2022	2021
ATM debit card income	$2,771	$2,706	$2,669
Recurring income on bank owned life insurance	745	721	693
Rental income	370	322	311
Other fees including safe deposit box fees	230	251	243
Wire transfer fees	119	132	118
Other	283	209	214
Total	$4,518	$4,341	$4,248

Note 17—OTHER INCOME AND OTHER EXPENSE (Continued)

A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2023	2022	2021
Core banking/electronic processing and services	$2,512	$2,469	$2,397
ATM/debit card processing	1,074	885	694
Software subscriptions and services	1,008	896	733
Supplies	134	134	116
Telephone	485	354	365
Courier	284	279	181
Correspondent services	354	303	280
Insurance	381	358	325
Debit card and Fraud losses	422	285	160
Investment advisory and non-deposit expense	329	409	420
Loan processing and closing costs	331	266	329
Director fees	601	488	500
Legal and Professional fees	1,042	1,177	878
Shareholder expense	197	221	212
Other	957	834	777
Total	$10,111	$9,358	$8,367

Note 18—STOCK OPTIONS, RESTRICTED STOCK, RESTRICTED STOCK UNITS, AND DEFERRED COMPENSATION

The table below shows the components of “nonvested restricted stock and stock units” as of the years ended December 31, 2023 and 2022.

(Dollars in thousands)	Year ended December 31,
Nonvested restricted stock and stock units	2023	2022
Non-employee director deferred compensation stock plan deferred stock units	1,439	1,260
Time-based restricted stock units - officer	235	129
Performance-based restricted stock units - officer	521	218
Restricted stock – officer and director	(14)	(146)
Total nonvested restricted stock and stock units	2,181	1,461

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

Note 18—STOCK OPTIONS, RESTRICTED STOCK, RESTRICTED STOCK UNITS, AND DEFERRED COMPENSATION (Continued)

The table below shows the following information related to First Community Corporation’s Non-Employee Director Deferred Compensation Plan: accumulated share units and accrued liability as of the years ended December 31 2023, 2022 and 2021; and the related director compensation expense for the twelve months ended 2023, 2022, and 2021.

	Year ended December 31,
	2023	2022	2021
Non-employee director deferred compensation plan accumulated share units	93,488	93,488	85,764
Accrued liability (dollars in thousands)[1]	1,439	1,260	1,107
Related director compensation expense (dollars in thousands)	180	153	140

[1]	Recorded in “Nonvested restricted stock and stock units” effective June 2022; recorded in “Other liabilities” prior to June 2022.

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

The table below shows stock awards granted during the twelve months ended December 31, 2023, 2022, and 2021.

(In shares/units)	Twelve Months ended December 31,
	2023[1]	2022[1]	2021[2]
Time-based restricted stock units - officer	12,562	11,738	—
Performance-based restricted stock units – officer[3]	16,750	11,738	13,301
Restricted stock – officer	—	2,201	13,301
Restricted stock – director	7,590	7,359	7,960

[1]	Stock awards in 2023 and 2022 were granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan.
[2]	Stock awards in 2021 were granted under the First Community Corporation 2011 Stock Incentive Plan.
[3]	16,750 units represent the target payout with a maximum payout of 33,500 units.

The table below shows the fair value of stock awards granted during the twelve months ended December 31 2023, 2022 and 2021.

(Dollars in thousands)	Twelve months ended December 31,
	2023[1]	2022[1]	2021[2]
Time-based restricted stock units - officer	255	246	—
Performance-based restricted stock units – officer[3]	340	246	234
Restricted stock – officer	—	46	234
Restricted stock – director	154	154	140

[1]	Stock awards in 2023 and 2022 were granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan.
[2]	Stock awards in 2021 were granted under the First Community Corporation 2011 Stock Incentive Plan.
[3]	$340 thousand represents the target payout with a maximum payout of $680 thousand.

Note 18—STOCK OPTIONS, RESTRICTED STOCK, RESTRICTED STOCK UNITS, AND DEFERRED COMPENSATION (Continued)

The table below shows the compensation expense related to stock awards granted during the twelve months ended December 31 2023, 2022 and 2021.

(Dollars in thousands)	Year ended December 31,
Compensation expense related to stock awards	2023	2022	2021
Time-based restricted stock units – officer[1]	163	94	19
Performance-based restricted stock units – officer[2]	264	153	65
Restricted stock – officer[3]	120	206	223
Restricted stock – director[4]	167	141	140

[1]	Expense in 2023 consists of $159.8 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $3.2 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan. Expense in 2022 consists of $75.1 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $19.1 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan. Expense in 2021 were related to stock awards granted under the First Community Corporation 2011 Stock Incentive Plan.
[2]	Expense in 2023 consists of $186.0 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $78.0 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan. Expense in 2022 consists of $75.1 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $78.0 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan. Expense in 2021 were related to stock awards granted under the First Community Corporation 2011 Stock Incentive Plan.
[3]	Expense in 2023 consists of $17.2 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $102.8 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan. Expense in 2022 consists of $23.8 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $182.1 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan. Expense in 2021 were related to stock awards granted under the First Community Corporation 2011 Stock Incentive Plan.
[4]	Expense in 2023 and 2022 was related to stock awards granted under the Community Corporation 2021 Omnibus Equity Incentive Plan. Expense in 2021 were related to stock awards granted under the First Community Corporation 2011 Stock Incentive Plan.

The table below shows the First Community Corporation 2021 Omnibus Equity Incentive Plan (“2021 Incentive Plan”) initial reserve at May 19, 2021; stock awards granted under the 2021 Incentive Plan from its inception through December 31, 2023; and the remaining reserve under such plan at December 31, 2023.

(In shares / units)
First Community Corporation 2021 Omnibus Equity Incentive Plan	2023
Initial reserve – May 19, 2021	225,000
Shares / units granted
Time-based restricted stock units - officer	(24,300)
Performance-based restricted stock units – officer[1]	(34,358)
Restricted stock – officer	(2,201)
Restricted stock – director	(14,949)
Remaining reserve – December 31, 2023	149,192

[1]	Performance-based restricted stock units are initially granted and expensed at target levels; however, they are reserved at maximum levels.

Note 19—EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the years ended December 31, 2023, 2022 and 2021, the plan expense amounted to $659 thousand , $608 thousand, and $581 thousand , respectively. The Company matches 100% of the employee’s contribution up to 3% and 50% of the employee’s contribution on the next 2% of the employee’s contribution.

The Company acquired various single premium life insurance policies from DutchFork Bancshares that are used to indirectly fund fringe benefits to certain employees and officers. A salary continuation plan was established payable for two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years for two individuals.

The Company acquires various life insurance policies to fund fringe benefits to certain key employees. The cash surrender value at December 31, 2023 and 2022 of all bank owned life insurance was $30.2 million and $30.0 million, respectively. Expenses accrued for the anticipated benefits under the salary continuation plans for the year ended December 31, 2023, 2022 and 2021 amounted to $482 thousand, $492 thousand, and $516 thousand, respectively.

Note 20—EARNINGS PER COMMON SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Year ended December 31,
(Amounts in thousands)	2023	2022	2021
Numerator (Included in basic and diluted earnings per share)	$11,843	$14,613	$15,465
Denominator
Weighted average common shares outstanding for:
Basic earnings per common share	7,568	7,529	7,491
Dilutive securities:
Deferred compensation	79	79	58
Diluted common shares outstanding	7,647	7,608	7,549
Basic earnings per common share	$1.56	$1.94	$2.06
Diluted earnings per common share	$1.55	$1.92	$2.05
The average market price used in calculating assumed number of shares	$18.70	$19.52	$19.68

Note 21—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

The Company and Bank are subject to various federal and state regulatory requirements, including regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. The Bank is required to maintain minimum Tier 1 capital, Common Equity Tier I (CET1) capital, total risked based capital and Tier 1 leverage ratios of 6%, 4.5%, 8% and 4%, respectively.

Regulatory capital rules adopted in July 2013 and fully phased in as of January 1, 2019, which we refer to as Basel III, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion (such as the Company). In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of our minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1, but the buffer applies to all three measurements (common equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of CET1 equal to 2.5% of risk-weighted assets.

Based on the foregoing, as a small bank holding company, we are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve; however, our Bank remains subject to the capital requirements.

Note 21—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

The Bank exceeded the minimum regulatory capital ratios at December 31, 2023 and 2022, as set forth in the following table:

(In thousands)	Minimum Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank(1)(2):
December 31, 2023
Risk Based Capital
Tier 1	$73,696	6.0%	$153,859	12.5%	$80,163	6.5%
Total Capital	$98,261	8.0%	166,752	13.6%	68,491	5.6%
CET1	$55,272	4.5%	153,859	12.5%	98,587	8.0%
Tier 1 Leverage	$72,830	4.0%	153,859	8.5%	81,029	4.5%
December 31, 2022
Risk Based Capital
Tier 1	$64,741	6.0%	$145,578	13.5%	$80,837	7.5%
Total Capital	$86,321	8.0%	$156,914	14.5%	$70,593	6.5%
CET1	$48,555	4.5%	$145,578	13.5%	$97,023	9.0%
Tier 1 Leverage	$67,509	4.0%	$145,578	8.6%	$78,069	4.6%

(1)	As a small bank holding company, the Company is generally not subject to the capital requirements unless otherwise advised by the Federal Reserve.
(2)	Ratios do not include the capital conservation buffer of 2.5%.

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

If the Bank is not permitted to pay cash dividends to the Company, it is unlikely that we would be able to pay cash dividends on our common stock. Moreover, holders of the Company’s common stock are entitled to receive dividends only when, and if declared by the board of directors. Although the Company has historically paid cash dividends on its common stock, the Company is not required to do so, and the board of directors could reduce or eliminate our common stock dividend in the future.

Note 22—PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2023	2022
Assets:
Cash on deposit	$3,590	$3,870
Investment in bank subsidiary	140,746	128,392
Other	1,941	1,288
Total assets	$146,277	$133,550
Liabilities:
Junior subordinated debentures	$14,964	$14,964
Other	254	225
Total liabilities	15,218	15,189
Shareholders’ equity	131,059	118,361
Total liabilities and shareholders’ equity	$146,277	$133,550

Condensed Statements of Operations

	Year ended December 31,
(Dollars in thousands)	2023	2022	2021
Income:
Interest and dividend income	$37	$21	$13
Equity in undistributed earnings of subsidiary	8,495	11,431	12,386
Dividend income from bank subsidiary	5,357	4,463	4,019
Total income	13,889	15,915	16,418
Expenses:
Interest expense	1,187	675	416
Other	1,419	974	772
Total expense	2,606	1,649	1,188
Income before taxes	11,283	14,266	15,230
Income tax benefit	(560)	(347)	(235)
Net income	$11,843	$14,613	$15,465

Note 22—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$11,843	$14,613	$15,465
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(8,495)	(11,431)	(12,386)
Other-net	(545)	232	145
Net cash provided by operating activities	2,803	3,414	3,224
Cash flows from investing activities:
Purchase of investments at cost	(80)	(188)	(87)
Net cash provided by investing activities	(80)	(188)	(87)
Cash flows from financing activities:
Dividends paid: common stock	(4,235)	(3,913)	(3,593)
(Cost of) Proceeds from issuance of common stock	(28)	28	46
Dividend Reinvestment Plan	438	388	368
Change in non-vested restricted stock	180	507	—
Restricted stock units granted	763	1,447	—
Restricted shares surrendered	(121)	(42)	(70)
Deferred compensation shares	—	(1,106)	90
Net cash used in financing activities	(3,003)	(2,691)	(3,159)
Increase (decrease) in cash and cash equivalents	(280)	535	(22)
Cash and cash equivalents at beginning of year	3,870	3,335	3,357
Cash and cash equivalents at end of year	$3,590	$3,870	$3,335

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

Note 24—DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company as of December 31, 2023:

		Fair Value
(Dollars in thousands)	Notional Amount	Assets	Liabilities
Fair Value Hedges:
Interest rate contracts
Pay fixed, receive variable – loans	$150,000	$1,069	$—
Total derivatives	$150,000	$1,069	$—

Note 24—DERIVATIVES (Continued)

The above derivative is under a master netting arrangement. However, as of December 31, 2023, there were no other outstanding derivative contracts. The net fair value of the hedged item and derivative item is recorded in other assets in the statement of financial condition. There were no outstanding derivative contracts as of December 31, 2022. The following represents the carrying value of hedged items in fair value hedging relationships:

	Hedge Asset	Hedge Basis Adjustment
(Dollars in thousands)	Basis	Designated	Discounted
Fair Value Hedges:
Interest rate contracts
Commercial real estate loans	$900	$—	$—
Total	$900	$—	$—

During the year ended December 31, 2023, income on interest settlements totaled $1.6 million. Changes in the fair value of the hedged item of $1.1 million was offset by changes in the fair value of the swap derivative of $1.1 million. The residual was a result of hedge ineffectiveness and recorded in other income on the consolidated statement of operations. No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing. No hedges were terminated during the year ended December 31, 2023.

Note 25—REPORTABLE SEGMENTS

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. The Company has four reportable segments:

•	Commercial and retail banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.
•	Mortgage Banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market and consumer mortgage loans that will be held-for-investment. In the second quarter of 2022, management made the decision to include consumer mortgage held-for-investment loans in this segment. Prior to the second quarter of 2022, consumer mortgage loans held-for-investment were included in the Commercial and Retail Banking segment. Non-interest income for loans held-for-sale and loans held-for-investment is included in Mortgage Banking income and other income, respectively, on the income statement. The Mortgage Banking financial information presented below includes consumer mortgage loans held-for-investment for all periods presented. Beginning in 2022, a provision for credit loss, a cost of funds and other operating costs have been allocated to this segment.
•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.
•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from First Community Bank (the “Bank”).
129

The following tables present selected financial information for the Company’s reportable business segments for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

Year ended December 31, 2023 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$68,874	$3,787	$—	$5,393	$(5,357)	$72,697
Interest expense	21,478	1,140	—	1,187	—	23,805
Net interest income	$47,396	$2,647	$—	$4,206	$(5,357)	$48,892
Provision for credit losses	677	452	—	—	—	1,129
Noninterest income	4,496	1,414	4,511	—	—	10,421
Noninterest expense	35,136	3,477	3,112	1,419	—	43,144
Net income (loss) before taxes	$16,079	$132	$1,399	$2,787	$(5,357)	$15,040
Income tax expense (benefit)	3,757	—	—	(560)	—	3,197
Net income (loss)	$12,322	$132	$1,399	$3,347	$(5,357)	$11,843

Year ended December 31, 2022 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$49,238	$1,858	$—	$4,484	$(4,463)	$51,117
Interest expense	2,403	96	—	675	—	3,174
Net interest income	$46,835	$1,762	$—	$3,809	$(4,463)	$47,943
Provision for (release of) credit losses	(392)	240	—	—	—	(152)
Noninterest income	5,184	1,906	4,479	—	—	11,569
Noninterest expense	33,629	3,689	2,961	974	—	41,253
Net income before taxes	$18,782	$(261)	$1,518	$2,835	$(4,463)	$18,411
Income tax expense (benefit)	4,145	—	—	(347)	—	3,798
Net income	$14,637	$(261)	$1,518	$3,182	$(4,463)	$14,613

Year ended December 31, 2021 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$46,499	$1,008	$—	$4,032	$(4,019)	$47,520
Interest expense	1,825	—	—	416	—	2,241
Net interest income	$44,674	$1,008	$—	$3,616	$(4,019)	$45,279
Provision for credit losses	335	—	—	—	—	335
Noninterest income	5,590	4,319	3,995	—	—	13,904
Noninterest expense	31,275	4,694	2,460	772	—	39,201
Net income before taxes	$18,654	$633	$1,535	$2,844	$(4,019)	$19,647
Income tax expense (benefit)	4,417	—	—	(235)	—	4,182
Net income	$14,237	$633	$1,535	$3,079	$(4,019)	$15,465

(Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of December 31, 2023	$1,727,245	$99,310	$5	$174,468	$(173,340)	$1,827,688

Total Assets as of December 31, 2022	$1,616,173	$55,845	$—	$165,937	$(165,009)	$1,672,946

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, in accordance with Rule 13a-15 of the Exchange Act. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2023, were effective to provide reasonable assurance regarding our control objectives.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2023, the Company maintained effective internal control over financial reporting based on those criteria.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Trading Plans

During the three months ended December 31, 2023, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2023 in connection with our 2024 annual meeting of shareholders. The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2024 annual meeting of shareholders to be held on May 22, 2024.

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

Item 11. Executive Compensation.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2023 in connection with our 2024 annual meeting of shareholders. The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2024 annual meeting of shareholders to be held on May 22, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

There are no outstanding options as of December 31, 2023.

The additional information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2023 in connection with our 2024 annual meeting of shareholders. The information required by this Item 12 is set forth under “Security Ownership of Certain Beneficial Owners and Management” and hereby incorporated by reference from our proxy statement for our 2024 annual meeting of shareholders to be held on May 22, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2023 in connection with our 2024 annual meeting of shareholders. The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2024 annual meeting of shareholders to be held on May 22, 2024.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2023, in connection with our 2024 annual meeting of shareholders. The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2024 annual meeting of shareholders to be held on May 22, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2023 and 2022
•	Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021
•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021
•	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
•	Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(a)(3) Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

Exhibit Index

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of April 11, 2017, by and between First Community Corporation and Cornerstone Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 12, 2017).
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 27, 2011).
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 23, 2019).
3.3	Amended and Restated Bylaws dated May 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 22, 2019).
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the period ended December 31, 2019).
10.4	Dividend Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009, April 20, 2011, File No. 333-173612, and January 31, 2019, File No. 333-229442).**
10.5	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 3, 2006).**
10.6	Non-Employee Director Deferred Compensation Plan approved September 30, 2006 and Form of Deferred Compensation Agreement (incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 8-K filed with the SEC on October 4, 2006).
10.7	First Community Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2021).
10.7	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.8	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.9	Employment Agreement by and between David K. Proctor and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.10	Employment Agreement by and between Robin D. Brown and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.11	Employment Agreement by and between J. Ted Nissen and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.12	Employment Agreement by and between Tanya A. Butts and First Community Corporation dated April 22, 2019 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the period ended December 31, 2019).**
10.13	Employment Agreement by and between Donald Shawn Jordan and First Community Corporation dated November 12, 2019 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the period ended December 31, 2019).**
10.14	First Community Corporation 2011 Stock Incentive Plan and Form of Stock Option Agreement and Form of Restricted Stock Agreement (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with April 7, 2011).**
10.15	Amendment No. 1 to the First Community Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 22, 2016).**
10.16	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 22, 2016).**
10.17	First Community Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 16, 2019).**
10.18	First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 (File No. 333-257550) filed with the SEC on June 30, 2021)**
10.19	Form of Time-based Restricted Stock Unit Agreement under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 16, 2022)**
10.20	Form of Performance-based Restricted Stock Unit Agreement under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 16, 2022)**
134

Exhibit No.	Description of Exhibit
10.21	Form of Restricted Stock Agreement for Directors under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 16, 2022)**
10.22	Form of Restricted Stock Agreement for Employees under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on February 16, 2022)**
10.23	Employment Agreement by and between Vaughan R. Dozier, Jr. and First Community Corporation dated January 1, 2024
10.24	Employment Agreement by and between Joseph A.(Drew) Painter. and First Community Corporation dated January 1, 2024
10.25	Form of Time-based Restricted Stock Unit Agreement under the First Community Corporation 2021 Omnibus Equity Incentive Plan*,**
10.26	Form of Performance-based Restricted Stock Unit Agreement under the First Community Corporation 2021 Omnibus Equity Incentive Plan*,**
10.27	Form of Restricted Stock Agreement for Directors under the First Community Corporation 2021 Omnibus Equity Incentive Plan*,**
10.28	Form of Restricted Stock Agreement for Employees under the First Community Corporation 2021 Omnibus Equity Incentive Plan*,**
21.1	Subsidiaries of the Company.*
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.*
24.1	Power of Attorney (contained on the signature page hereto).*
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*
32	Section 1350 Certifications.*
97#	First Community Corporation Clawback Policy, effective September 19, 2023.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) Notes to the Consolidated Financial Statements.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

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
135

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2024	FIRST COMMUNITY CORPORATION

	By:	/s/ Michael C. Crapps
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

Signature	Title	Date

/s/ Thomas C. Brown	Director	March 21, 2024
Thomas C. Brown

/s/ Chimin J. Chao	Director and Chairman of the Board	March 21, 2024
Chimin J. Chao

/s/ Michael C. Crapps	Director, President, & Chief Executive Officer	March 21, 2024
Michael C. Crapps	(Principal Executive Officer)

/s/ W. James Kitchens, Jr.	Director and Vice Chairman of the Board	March 21, 2024
W. James Kitchens, Jr.

/s/ Ray E. Jones	Director	March 21, 2024
Ray E. Jones

/s/ Jan H. Hollar	Director	March 21, 2024
Jan H. Hollar

/s/ Mickey Layden	Director	March 21, 2024
Mickey Layden

/s/ E. Leland Reynolds	Director	March 21, 2024
E. Leland Reynolds

/s/ Alexander Snipe, Jr.	Director	March 21, 2024
Alexander Snipe, Jr.

/s/ Jane Sosebee	Director	March 21, 2024
Jane Sosebee

/s/ Roderick M. Todd, Jr.	Director	March 21, 2024
Roderick M. Todd, Jr.

/s/ D. Shawn Jordan	Chief Financial Officer	March 21, 2024
D. Shawn Jordan	(Principal Financial and Accounting Officer)
136