Form 10-Q
period 2024-03-31
FIRST COMMUNITY CORP /SC/
filed 2024-05-13
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 11, 2024, 7,629,005 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
(Dollars in thousands, except par values)	2024	December 31,
	(Unaudited)	2023
ASSETS
Cash and due from banks	$20,804	$27,908
Interest-bearing bank balances	122,778	66,787
Investment securities available-for-sale	274,349	282,226
Investment securities held-to-maturity, fair value of $201,753 and $205,518 at March 31, 2024 and December 31, 2023, respectively, net of allowance for credit losses — investments	215,230	217,170
Other investments, at cost	5,504	6,800
Loans held-for-sale	1,719	4,433
Loans held-for-investment	1,157,305	1,134,019
Less, allowance for credit losses – loans	12,459	12,267
Net loans held-for-investment	1,144,846	1,121,752
Property and equipment – net	30,444	30,589
Lease right-of-use asset	3,172	3,248
Bank owned life insurance	30,369	30,174
Other real estate owned	622	622
Intangible assets	564	604
Goodwill	14,637	14,637
Other assets	21,953	20,738
Total assets	$1,886,991	$1,827,688
LIABILITIES
Deposits:
Non-interest bearing	$443,257	$432,333
Interest bearing	1,134,810	1,078,668
Total deposits	1,578,067	1,511,001
Securities sold under agreements to repurchase	81,833	62,863
Federal Home Loan Bank advances	60,000	90,000
Junior subordinated debt	14,964	14,964
Lease liability	3,357	3,426
Other liabilities	15,277	14,375
Total liabilities	1,753,498	1,696,629
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,629,005 at March 31, 2024 and 7,606,172 at December 31, 2023	7,629	7,606
Nonvested restricted stock and stock units	1,920	2,181
Additional paid in capital	93,556	93,167
Retained earnings	57,830	56,296
Accumulated other comprehensive loss	(27,442)	(28,191)
Total shareholders’ equity	133,493	131,059
Total liabilities and shareholders’ equity	$1,886,991	$1,827,688

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended March 31,
	2024	2023
Interest and dividend income:
Loans, including fees	$15,550	$11,159
Investment securities – taxable	4,189	4,061
Investment securities – non taxable	357	375
Other short term investments and CDs	1,160	295
Total interest income	21,256	15,890
Interest expense:
Deposits	7,203	1,993
Securities sold under agreement to repurchase	609	356
Other borrowed money	1,367	1,184
Total interest expense	9,179	3,533
Net interest income	12,077	12,357
Provision for credit losses	129	70
Net interest income after provision for credit losses	11,948	12,287
Non-interest income:
Deposit service charges	259	232
Mortgage banking income	425	155
Investment advisory fees and non-deposit commissions	1,358	1,067
Other	1,142	1,121
Total non-interest income	3,184	2,575
Non-interest expense:
Salaries and employee benefits	7,101	6,331
Occupancy	790	830
Equipment	330	336
Marketing and public relations	566	346
FDIC Insurance assessments	278	182
Other real estate expense, net	12	(133)
Amortization of intangibles	39	39
Other	2,689	2,505
Total non-interest expense	11,805	10,436
Net income before tax	3,327	4,426
Income tax expense	730	963
Net income	$2,597	$3,463

Basic earnings per common share	$0.34	$0.46
Diluted earnings per common share	$0.34	$0.45

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2024	2023
Net income	$2,597	$3,463
Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of tax benefit of $80 and expense of $689, respectively	408	2,593
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $91 and $85, respectively	341	320
Other comprehensive income	749	2,913
Comprehensive income	$3,346	$6,376

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Loss	Total
Balance, December 31, 2022	7,578	$7,578	$92,683	$1,461	$49,025	$(32,386)	$118,361
Net income	—	—	—	—	3,463	—	3,463
Adoption of new accounting standard-CECL net of tax of $90	—	—	—	—	(337)	—	(337)
Other comprehensive income net of tax expense of $774	—	—	—	—	—	2,913	2,913
Issuance of common stock-share based compensation	2	2	39	(69)	—	—	(28)
Issuance of restricted stock	8	8	146	(154)	—	—	—
Grant restricted stock units	—	—	—	72	—	—	72
Amortization of compensation on restricted stock	—	—	—	191	—	—	191
Shares forfeited	(5)	(5)	(100)	—	—	—	(105)
Dividends: Common ($0.14 per share)	—	—	—	—	(1,057)	—	(1,057)
Dividend reinvestment plan	5	5	103	—	—	—	108
Balance, March 31, 2023	7,588	$7,588	$92,871	$1,501	$51,094	$(29,473)	$123,581

Balance, December 31, 2023	7,606	$7,606	$93,167	$2,181	$56,296	$(28,191)	$131,059
Net income	—	—	—	—	2,597	—	2,597
Other comprehensive income net of tax expense of $11	—	—	—	—	—	749	749
Issuance of common stock-share based compensation	9	9	160	(273)	—	—	(104)
Issuance of restricted stock	14	14	228	(242)	—	—	—
Grant restricted stock units	—	—	—	70	—	—	70
Amortization of compensation on restricted stock	—	—	—	184	—	—	184
Shares forfeited	(6)	(6)	(97)	—	—	—	(103)
Dividends: Common ($0.14 per share)	—	—	—	—	(1,063)	—	(1,063)
Dividend reinvestment plan	6	6	98	—	—	—	104
Balance, March 31, 2024	7,629	$7,629	$93,556	$1,920	$57,830	$(27,442)	$133,493

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$2,597	$3,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	424	427
Net premium amortization on investment securities available-for-sale	(1,030)	(620)
Net premium amortization on investment securities held-to-maturity	(156)	(134)
Provision for credit losses	129	70
Origination of loans held-for-sale	(50,253)	(5,213)
Sale of loans held-for-sale	52,967	5,680
Amortization of intangibles	39	39
Accretion on acquired loans	—	(20)
(Gain) loss on fair value of equity securities	(21)	2
Increase in other assets	(912)	(559)
Increase in other liabilities	918	843
Net cash provided by operating activities	4,702	3,978
Cash flows from investing activities:
Purchase of investment securities available-for-sale	—	(6,025)
Purchase of other investment securities	—	(1,577)
Maturity/call of investment securities available-for-sale	9,236	5,331
Maturity/call of investment securities held-to-maturity	2,096	5,698
Proceeds from sale of other investment securities	1,316	—
Increase in loans	(23,308)	(11,829)
Purchase of property and equipment	(279)	(492)
Net cash used in investing activities	(10,939)	(8,894)
Cash flows from financing activities:
Increase in deposit accounts	67,066	34,775
Increase in securities sold under agreements to repurchase	18,970	8,232
Decrease in Fed Funds Borrowed	—	(22,000)
Advances from the Federal Home Loan Bank	—	124,000
Repayment of advances from the Federal Home Loan Bank	(30,000)	(89,000)
Shares retired / forfeited	(103)	(105)
Dividends paid: Common Stock	(1,063)	(1,057)
Restricted Stock Units Granted	70	72
Cost of issuance of common stock-deferred compensation	(104)	(28)
Change in non-vested restricted stock	184	191
Dividend reinvestment plan	104	108
Net cash provided by financing activities	55,124	55,188
Net increase in cash and cash equivalents	48,887	50,272
Cash and cash equivalents at beginning of period	94,695	37,401
Cash and cash equivalents at end of period	$143,582	$87,673
Supplemental disclosure:
Cash paid (received) during the period for:
Interest	$8,703	$3,137
Income taxes	$(18)	$—
Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities, net of tax	$408	$2,593
Amortization of unrealized losses on securities from transfer of available-for-sale securities to held-to-maturity, net of tax	341	320
Recognition of operating lease liability	—	3,602

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”) (collectively, the “Company”) present fairly in all material respects the Company’s financial position at March 31, 2024 and December 31, 2023, and the Company’s results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Quarterly Reports on Form 10-Q. The information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 should be referred to in connection with these unaudited interim financial statements.

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

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Three months
	Ended March 31,
(In thousands except average market price and per share data)	2024	2023
Numerator (Net income available to common shareholders)	$2,597	$3,463
Denominator
Weighted average common shares outstanding for:
Basic shares	7,601	7,555
Dilutive securities:
Deferred compensation	79	89
Diluted common shares outstanding	7,680	7,644
Earnings per common share:
Basic	0.34	0.46
Diluted	0.34	0.45
The average market price used in calculating assumed number of shares	$17.78	$20.34

Note 3 - Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below. As of March 31, 2024 and December 31, 2023, there was no allowance for credit losses on available-for-sale securities.

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2024
US Treasury securities	$15,800	$—	$(2,670)	$13,130
Government Sponsored Enterprises	2,500	—	(376)	2,124
Mortgage-backed securities	253,480	14	(16,797)	236,697
Small Business Administration pools	15,173	23	(493)	14,703
Corporate and other securities	8,758	—	(1,063)	7,695
	$295,711	$37	$(21,399)	$274,349

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2023
US Treasury securities	$20,791	$—	$(2,445)	$18,346
Government Sponsored Enterprises	2,500	—	(371)	2,129
Mortgage-backed securities	255,757	15	(17,613)	238,159
Small Business Administration pools	16,108	24	(411)	15,721
Corporate and other securities	8,759		(888)	7,871
	$303,915	$39	$(21,728)	$282,226

HELD-TO-MATURITY:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2024
Mortgage-backed securities	$110,781	$—	$(9,341)	$101,440
State and local government	104,449	41	(4,177)	100,313
	$215,230	$41	$(13,518)	$201,753

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Mortgage-backed securities	$112,740	—	(8,490)	$104,250
State and local government	104,430	283	(3,445)	101,268
	$217,170	283	(11,935)	$205,518

There were no gross realized gains or gross realized losses from the sale of available-for-sale investment securities during the three months ended March 31, 2024 and 2023.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2024, there was no allowance for credit loss related to the available-for-sale securities portfolio.

The following tables show gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of March 31, 2024.

March 31, 2024	Less than 12 months		12 months or more		Total
Available-for-sale securities:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
US Treasury Securities	$—	$—	$13,130	$2,670	$13,130	$2,670
Government Sponsored Enterprise	—	—	2,124	376	2,124	376
Mortgage-backed securities	9,779	556	222,380	16,241	232,159	16,797
Small Business Administration pools	4,540	100	7,044	393	11,584	493
Corporate and other securities	3,374	372	4,316	691	7,690	1,063
Total	$17,693	$1,028	$248,994	$20,371	$266,687	$21,399

The following table shows gross unrealized losses by fair values of available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of December 31, 2023.

December 31, 2023	Less than 12 months		12 months or more		Total
Available-for-sale securities:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
US Treasury Securities	$—	$—	$18,346	$2,445	$18,346	$2,445
Government Sponsored Enterprise	—	—	2,129	371	2,129	371
Mortgage-backed securities	8,164	423	223,844	17,190	232,008	17,613
Small Business Administration pools	4,253	45	7,638	366	11,891	411
Corporate and other securities	1,880	115	4,236	773	6,116	888
Total	$14,297	$583	$256,193	$21,145	$270,490	$21,728

The following table shows a roll forward of the allowance for credit losses on held to maturity securities for the three months ended March 31, 2024 and 2023.

Three Months
Ended
(Dollars in thousands)	March 31, 2024
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2023	$(30)
Recovery of (provision) for credit losses	1
Ending balance, March 31, 2024	$(29)

Three Months
Ended
(Dollars in thousands)	March 31, 2023
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2022	$—
Adjustment for adoption of ASC 326	(43)
Recovery of (provision) for credit losses	1
Ending balance, March 31, 2023	$(42)

At March 31, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual at March 31, 2024.

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

All the mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS as of March 31, 2024. The state and local governments securities held by the Company are highly rated by major rating agencies.

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings (Moody’s) on a quarterly basis. In the event that Moody’s does not provide a rating, the comparable S&P rating is used and converted to a Moody’s rating. The following table summarizes the amortized cost of debt securities held to maturity for the three months ended March 31, 2024 and 2023, aggregated by credit quality indicators.

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Rating:
Aaa	$157,897	$162,072
Aa1/Aa2/Aa3	55,297	57,072
A1/A2	2,066	3,993
Allowance for Credit Losses on Held-to-Maturity Securities	(29)	(42)
Total	$215,231	$223,095

The following table shows the amortized cost and fair value of investment securities at March 31, 2024, by expected maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

	Available-for-sale
March 31, 2024	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$6	$6
Due after one year through five years	10,106	9,760
Due after five years through ten years	38,168	33,656
Due after ten years	247,431	230,927
Total	$295,711	$274,349

	Held-To-Maturity
March 31, 2024	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$2,718	$2,672
Due after one year through five years	48,943	46,815
Due after five years through ten years	65,572	62,564
Due after ten years	98,026	89,731
Allowance for Credit Losses on Held-to-Maturity Securities	(29)	(29)
Total	$215,230	$201,753

Note 4 - Loans

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $2.2 million and $2.2 million as of March 31, 2024 and December 31, 2023, respectively.

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Commercial	$78,787	$78,134
Real estate:
Construction	136,445	118,225
Mortgage-residential	99,833	94,796
Mortgage-commercial	792,333	791,947
Consumer:
Home equity	33,637	34,752
Other	16,270	16,165
Total loans, net of deferred loan fees and costs	$1,157,305	$1,134,019

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2024:

	Term Loans by year of Origination
($ in thousands)	2020	2021	2022	2023	2024	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$1,247	$22,778	$7,973	$9,806	$5,577	$9,779	$21,506	$44	$78,710
Special mention	—	—	—	—	—	23	—	—	23
Substandard	—	54	—	—	—	—	—	—	54
Total commercial	1,247	22,832	7,973	9,806	5,577	9,802	21,506	44	78,787

Current period gross write-offs	—	24	—	—	—	—	—	—	24
Real estate construction
Pass	—	5,073	38,295	58,814	2,691	6,317	25,255	—	136,445
Total real estate construction	—	5,073	38,295	58,814	2,691	6,317	25,255	—	136,445

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	10,195	6,123	33,413	33,037	565	9,988	1,037	4,867	99,225
Special mention	222	—	—	—	—	174	—	—	396
Substandard	—	—	—	—	—	212	—	—	212
Total real estate mortgage-residential	10,417	6,123	33,413	33,037	565	10,374	1,037	4,867	99,833

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	92,867	129,577	201,446	112,448	13,659	227,031	14,828	99	791,955
Special mention	—	123	—	—	—	162	—	—	285
Substandard	—	—	—	—	—	93	—	—	93
Total real estate mortgage-commercial	92,867	129,700	201,446	112,448	13,659	227,286	14,828	99	792,333

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - home equity
Pass	—	—	—	—	—	—	32,467	—	32,467
Special mention	—	—	—	—	—	—	111	—	111
Substandard	—	—	—	—	—	—	1,059	—	1,059
Total consumer - home equity	—	—	—	—	—	—	33,637	—	33,637

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	171	373	1,010	1,816	496	1,272	11,114	—	16,252
Special mention	—	—	—	18	—	—	—	—	18
Substandard	—	—	—	—	—	—	—	—	—
Total consumer - other	171	373	1,010	1,834	496	1,272	11,114	—	16,270

Current period gross write-offs	—	—	—	—	—	—	25	—	25

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023:

	Term Loans by year of Origination
($ in thousands)	2019	2020	2021	2022	2023	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$1,149	$1,375	$23,226	$9,018	$12,950	$9,230	$21,033	$49	$78,030
Special mention	—	—	—	—	—	26	—	—	26
Substandard	—	—	78	—	—	—	—	—	78
Total commercial	1,149	1,375	23,304	9,018	12,950	9,256	21,033	49	78,134

Current period gross write-offs	—	20	—	—	—	—	—	—	20
Real estate construction
Pass	6,864	—	5,074	39,514	47,992	—	18,781	—	118,225
Total real estate construction	6,864	—	5,074	39,514	47,992	—	18,781	—	118,225

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	1,894	10,548	6,219	28,843	28,517	8,420	977	8,962	94,380
Special mention	—	25	—	—	—	177	—	—	202
Substandard	—	—	—	—	—	214	—	—	214
Total real estate mortgage-residential	1,894	10,573	6,219	28,843	28,517	8,811	977	8,962	94,796

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	47,962	95,120	136,892	201,380	106,125	189,983	14,038	329	791,829
Special mention	—	—	—	—	—	21	—	—	21
Substandard	—	—	—	—	—	97	—	—	97
Total real estate mortgage-commercial	47,962	95,120	136,892	201,380	106,125	190,101	14,038	329	791,947

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - home equity
Pass	—	—	—	—	—	—	33,621	—	33,621
Special mention	—	—	—	—	—	—	67	—	67
Substandard	—	—	—	—	—	—	1,064	—	1,064
Total consumer - home equity	—	—	—	—	—	—	34,752	—	34,752

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	420	203	435	1,164	2,043	902	10,982	—	16,149
Special mention	—	—	—	—	16	—	—	—	16
Substandard	—	—	—	—	—	—	—	—	—
Total consumer - other	420	203	435	1,164	2,059	902	10,982	—	16,165

Current period gross write-offs	—	—	—	—	—	—	67	—	67

The detailed activity in the allowance for credit losses and the recorded investment in loans receivable for the three months ended March 31, 2024:

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at December 31, 2023	$935	$1,337	$1,122	$8,146	$472	$255	$12,267
Charge-offs	(24)	—	—	—	—	(25)	(49)
Recoveries	1	—	19	3	2	2	27
Provision for credit losses	29	246	53	(128)	(20)	34	214
Balance at March 31, 2024	$941	$1,583	$1,194	$8,021	$454	$266	$12,459

The detailed activity in the allowance for credit losses and the recorded investment in loans receivable for the three months ended March 31, 2023:

($ in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
Balance at December 31, 2022	$849	$75	$723	$8,569	$314	$170	$636	$11,336
Adjustment to allowance for adoption of ASU 2016-13	193	1,075	32	(883)	166	39	(636)	(14)
Charge-offs	—	—	—	—	—	(9)	—	(9)
Recoveries	2	—	—	11	3	4	—	20
Provisions	(48)	(70)	35	230	(59)	(1)	—	87
Ending balance March 31, 2023	$996	$1,080	$790	$7,927	$424	$203	$—	$11,420

There were no loans modified for borrowers experiencing financial difficulty for the three months ended March 31, 2024 and the three months ended March 31, 2023.

 The following tables are by loan category and present loans past due and on non-accrual status as of March 31, 2024 and December 31, 2023.

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
March 31, 2024	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$17	$6	$—	$53	$76	$78,711	$78,787
Real estate:
Construction	—	—	154	—	154	136,291	136,445
Mortgage-residential	13	—	—	—	13	99,820	99,833
Mortgage-commercial	76	124	—	—	200	792,133	792,333
Consumer:
Home equity	—	—	—	3	3	33,634	33,637
Other	15	—	3	—	18	16,252	16,270
	$121	$130	$157	$56	$464	$1,156,841	$1,157,305

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2023	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$19	$7	$—	$24	$50	$78,084	$78,134
Real estate:
Construction	—	—	—	—	—	118,225	118,225
Mortgage-residential	244	15	214	—	473	94,323	94,796
Mortgage-commercial	67	124	—	—	191	791,756	791,947
Consumer:
Home equity	—	—	—	3	3	34,749	34,752
Other	22	—	1	—	23	16,142	16,165
	$352	$146	$215	$27	$740	$1,133,279	$1,134,019

The following table is a summary of the Company’s non-accrual loans by major categories for the periods indicated.

	CECL
	March 31, 2024
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$53	$53
Real estate:
Construction	—	—	—
Mortgage-residential	—	—	—
Mortgage-commercial	—	—	—
Consumer:
Home equity	—	3	3
Other	—	—	—
Total	$—	$56	$56

	CECL
	December 31, 2023
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$24	$24
Real estate:
Construction	—	—	—
Mortgage-residential	—	—	—
Mortgage-commercial	—	—	—
Consumer:
Home equity	—	3	3
Other	—	—	—
Total	$—	$27	$27

The Company recognized $10,100 and $85,500 of interest income on non-accrual loans during the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024 less than $1,000 of accrued interest was written off by reversing interest income.

There were no collateral dependent loans that were individually evaluated for the three months ended March 31, 2024.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments is separately classified on the balance sheet within Other Liabilities and was $512,000 and $382,000 at March 31, 2024 and 2023, respectively.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2024.

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2023	$597
Provision for unfunded commitments	(85)
Balance, March 31, 2024	$512

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2022	$—
Adjustment for ASU	398
Provision for unfunded commitments	(16)
Balance, March 31, 2023	$382

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

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and short term investments	$143,582	$143,582	$143,582	$—	$—
Available-for-sale securities	274,349	274,349	—	274,349	—
Held-to-maturity securities	215,530	201,783	—	201,783	—
Other investments, at cost	5,504	5,504	—	—	5,504
Loans held for sale	1,719	1,719	—	1,719	—
Derivative financial instruments	2,539	2,539	—	2,539	—
Net loans receivable	1,144,846	1,081,143	—	—	1,081,143
Accrued interest receivable	5,736	5,736	5,736	—	—
Financial liabilities:
Non-interest bearing demand	$443,257	$443,257	$—	$443,257	$—
Interest bearing demand deposits and money market accounts	712,018	712,018	—	712,018	—
Savings	115,760	115,760	—	115,760	—
Time deposits	307,032	300,789	—	300,789	—
Total deposits	1,578,067	1,571,824	—	1,571,824	—
Federal Home Loan Bank Advances	60,000	60,000	—	60,000	—
Short term borrowings	81,833	81,833	—	81,833	—
Junior subordinated debentures	14,964	13,000	—	13,000	—
Accrued interest payable	4,681	4,681	4,681	—	—

	December 31, 2023
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$94,695	$94,695	$94,695	$—	$—
Available-for-sale securities	282,226	282,226	—	282,226	—
Held-to-maturity securities	217,170	205,518	—	205,518	—
Other investments, at cost	6,800	6,800	—	—	6,800
Loans held for sale	4,433	4,433	—	4,433	—
Derivative financial instruments	1,069	1,069	—	1,069	—
Net loans receivable	1,121,752	1,088,053	—	—	1,088,053
Accrued interest receivable	5,869	5,869	5,869	—	—
Financial liabilities:
Non-interest bearing demand	$432,333	$432,333	$—	$432,333	$—
Interest bearing demand deposits and money market accounts	707,434	707,434	—	707,434	—
Savings	118,623	118,623	—	118,623	—
Time deposits	252,611	252,137	—	252,137	—
Total deposits	1,511,001	1,510,527	—	1,510,527	—
Federal Home Loan Bank Advances	90,000	90,000	—	90,000	—
Short term borrowings	62,863	62,863	—	62,863	—
Junior subordinated debentures	14,964	13,123	—	13,123	—
Accrued interest payable	3,575	3,575	3,575	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2024 and December 31, 2023 that are measured on a recurring basis. There were no liabilities carried at fair value as of March 31, 2024 or December 31, 2023 that are measured on a recurring basis.

(Dollars in thousands)	March 31, 2024
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury Securities	$13,130	$—	$13,130	$—
Government Sponsored Enterprises	2,124	—	2,124	—
Mortgage-backed securities	236,697	—	236,697	—
Small Business Administration pools	14,703	—	14,703	—
Corporate and other securities	7,695	—	7,695	—
Total Available-for-sale securities	274,349	—	274,349	—
Derivative financial instruments	2,539		2,539
Loans held for sale	1,719	—	1,719	—
Total	$278,607	$—	$278,607	$—

(Dollars in thousands)	December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury Securities	$18,346	$—	$18,346	$—
Government Sponsored Enterprises	2,129	—	2,129	—
Mortgage-backed securities	238,159	—	238,159	—
Small Business Administration pools	15,721	—	15,721	—
Corporate and other securities	7,871	—	7,871	—
Total Available-for-sale securities	282,226	—	282,226	—
Derivative financial instruments	1,069		1,069
Loans held for sale	4,433	—	4,433	—
Total	$287,728	$—	$287,728	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2024 and December 31, 2023 that are measured on a non-recurring basis. There were no Level 3 financial instruments for the three months ended March 31, 2024 and 2023 measured on a recurring basis.

(Dollars in thousands)	March 31, 2024
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:
Construction	145	—	—	145
Mortgage-commercial	477	—	—	477
Total other real estate owned	622	—	—	622
Total	$622	$—	$—	$622

(Dollars in thousands)	December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:
Construction	145	—	—	145
Mortgage-commercial	477	—	—	477
Total other real estate owned	622	—	—	622
Total	$622	$—	$—	$622

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

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of March 31, 2024	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$622	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2023	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$622	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 6 - Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Non-interest bearing demand deposits	$443,257	$432,333
Interest bearing demand deposits and money market accounts	712,018	707,434
Savings	115,760	118,623
Time deposits of $250,000 or less	247,676	207,233
Time deposits greater than $250,000	59,356	45,378
Total deposits	$1,578,067	$1,511,001

Time deposits of $250,000 or less include $60.5 million and $48.1 million in brokered deposits as of March 31, 2024 and December 31, 2023, respectively.

Total uninsured deposits were $470.0 million and $436.6 million at March 31, 2024 and December 31, 2023, respectively. Included in uninsured deposits at March 31, 2024 and December 31, 2023 were $94.4 million and $82.8 million of collateralized public funds, respectively.

Note 7 - Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. The Company has four reportable segments:

•	Commercial and Retail Banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.
•	Mortgage Banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market, consumer mortgage loans that will be held-for-investment, and consumer residential construction loans. The Company allocates a provision for credit loss, cost of funds, and other operating costs to this segment.
•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.
•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from the Bank.

The following tables present selected financial information for the Company’s reportable business segments for the three months ended March 31, 2024 and March 31, 2023.

(Dollars in thousands)	Commercial		Investment
Three months ended March 31, 2024	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$19,799	$1,447	$—	$1,379	$(1,369)	$21,256
Interest expense	8,311	560	—	308	—	9,179
Net interest income	$11,488	$887	$—	$1,071	$(1,369)	$12,077
Provision for (release of) loan losses	(10)	139	—	—	—	129
Noninterest income	1,399	427	1,358	—	—	3,184
Noninterest expense	9,694	832	924	355	—	11,805
Net income before taxes	$3,203	$343	$434	$716	$(1,369)	$3,327
Income tax provision (benefit)	883	—	—	(153)	—	730
Net income	$2,320	$343	$434	$869	$(1,369)	$2,597

(Dollars in thousands)	Commercial		Investment
Three months ended March 31, 2023	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$15,231	$651	$—	$1,320	$(1,312)	$15,890
Interest expense	3,133	129	—	271	—	3,533
Net interest income	$12,098	$522	$—	$1,049	$(1,312)	$12,357
Provision for (release of) loan losses	(1)	71	—	—	—	70
Noninterest income	1,351	157	1,067	—	—	2,575
Noninterest expense	8,551	786	751	348	—	10,436
Net income before taxes	$4,899	$(178)	$316	$701	$(1,312)	$4,426
Income tax provision (benefit)	1,093	—	—	(130)	—	963
Net income	$3,806	$(178)	$316	$831	$(1,312)	$3,463

The table below presents total assets for the Company’s reportable business segments as of March 31, 2024 and December 31, 2023.

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of March 31, 2024	$1,776,179	$109,504	$4	$174,443	$(173,139)	$1,886,991
Total Assets as of December 31, 2023	$1,727,245	$99,310	$5	$174,468	$(173,340)	$1,827,688

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

The interest rate swap had a notional amount of $150.0 million at March 31, 2024 and December 31, 2023 and a fair value of $2.5 million and $1.1 million at March 31, 2024 and December 31, 2023, respectively. All changes in fair value are recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

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

(Dollars in thousands)	March 31, 2024	December 31, 2023
Right-of-use assets	$3,172	$3,248
Lease liabilities	$3,357	$3,426
Weighted average remaining lease term	11.53 years	11.70 years
Weighted average discount rate	4.30%	4.29%

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Operating lease cost	$112.1	$111.5
Cash paid for amounts included in the measurement of lease liabilities	$105.2	$102.6

The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2024.

(Dollars in thousands)
Year	Operating Leases
2024	$318
2025	434
2026	444
2027	422
2028	364
Thereafter	2,344
Total undiscounted lease payments	$4,326
Less effect of discounting	(969)
Present value of estimated lease payments (lease liability)	$3,357

Note 10 - Accumulated Other Comprehensive Loss

The following table presents the changes in each component or accumulated other comprehensive loss net of tax, for the three months ended March 31, 2024.

(Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	(17,135)	(11,056)	(28,191)
Other comprehensive loss	408	—	408
Amortization of unrealized loss on securities transferred to held-to-maturity	—	341	341
Net other comprehensive income (loss) during period	408	341	749
Balance at March 31, 2024	(16,727)	(10,715)	(27,442)

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

Management has reviewed events occurring through the date the financial statements were available to be issued and no other subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 21, 2024 and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for credit losses and the amount of credit loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses, write-down assets, or take other actions;
•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•	reduced earnings due to higher credit impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets, and that could reduce anticipated or actual margins; temporarily reduce the market value of our available-for-sale investment securities and temporarily reduce accumulated other comprehensive income or increase accumulated other comprehensive loss, which temporarily could reduce shareholders’ equity;
•	enterprise risk management may not be effective in mitigating risk and reducing the potential for losses;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation, including the impact of inflation on us, including a decrease in demand for new mortgage loan and commercial real estate loan originations and refinancings, an increase in competition for deposits, and an increase in non-interest expense, which may have an adverse impact on our financial performance;
•	changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;
•	FDIC assessment which has increased, and may continue to increase, our cost of doing business;
•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
•	changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, and returns available to customers on alternative investments;
•	changes in technology, including the increasing use of artificial intelligence;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies, including potential changes in tax laws and regulations;

•	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	our use of brokered deposits may be an unstable and/or an expensive deposit source to fund earning asset growth;
•	our ability to obtain brokered deposits as an additional funding source could be limited;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties described under “Risk Factors” below.

Because of these and other risks and uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

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

Overview

The following discussion describes our results of operations for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 and analyzes our financial condition as of March 31, 2024 as compared to December 31, 2023. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb our estimate of expected credit losses on existing loans that may become uncollectible. We establish and maintain this allowance by recording a provision for or release of credit losses against our earnings. In the following section, we have included a detailed discussion of this process.

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

Recent Organizational Events

Recent or Planned Transitions. On December 14, 2023, we announced promotions and additions to our Executive Leadership Team. Effective January 1, 2024, Joseph A. “Drew” Painter and Vaughan R. Dozier, Jr. became Executive Vice Presidents in the roles of Co-Chief Commercial and Retail Banking Officers. In their roles as Co-Chief Commercial and Retail Banking Officers, Mr. Painter and Mr. Dozier are responsible for leading the Bank’s network of banking offices.

Effective July 1, 2024, J. Ted Nissen will become the Chief Executive Officer of the Bank while still retaining in the role of President and will also be joining the Company’s and the Bank’s boards of directors. Michael C. Crapps will continue in his role as President and Chief Executive Officer of the Company. In his role as Chief Executive Officer of the Bank, Mr. Nissen will be responsible for the leadership of day-to-day operations of the Bank including its mortgage and financial planning lines of business. Mr. Crapps will continue to focus on board governance, investor relations, strategy development and growth decisions, client retention and prospecting, and leadership development.

Effective December 31, 2024, Tanya A. Butts intends to retire from her roles as Executive Vice President and Chief Operations/Risk Officer of the Company and Bank.

Recent Industry Events

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments, deposits and borrowings through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member banks’ deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. During 2023, market interest rates increased 1.00% due to an increase in inflation. The target range of federal funds was 5.25% - 5.50% at March 31, 2024 compared to 4.75% - 5.00% at March 31, 2023. Changes in market interest rates can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. Furthermore, changes in market interest rates can have a significant impact on the level of mortgage originations and related mortgage banking income.

During 2023, concerns arose with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed receiver of Silicon Valley Bank. On March 11, 2023, Signature Bank was similarly closed and placed into receivership and concurrently the Federal Reserve Board announced it will make available additional funding to eligible depository institutions to assist eligible banking organizations with potential liquidity needs. On May 1, 2023, First Republic Bank was closed and its assets were seized. For almost a year, regulatory agencies had not closed any further banks with assets greater than $150 million since the closure of First Republic Bank; however, on April 26, 2024, Republic First Bank closed and was taken over by the FDIC, which simultaneously announced that Fulton Bank would acquire the assets and deposits of Republic First Bank. While our business, balance sheet and depositor profile differs substantially from banking institutions that are the focus of the greatest scrutiny, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of our common stock and potentially our results of operations. These bank failures have created market volatility for the financial sector; however, the ultimate ramifications of these events have yet to be seen but will likely result in continued increases in FDIC assessments and may result in additional bank failures throughout the remainder of 2024. These events have not caused any significant changes in deposit balances at the Company since the date of the balance sheet.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our unaudited consolidated financial statements as of March 31, 2024 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 21, 2024.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies. We have identified the determination of the allowance for credit losses, income taxes and deferred tax assets and liabilities, goodwill and other intangible assets, and derivative instruments to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management has reviewed and approved these critical accounting policies and estimates and has discussed these policies with our Audit and Compliance Committee. A brief discussion of each of these areas appears in our Annual Report on Form 10-K for the year ended December 31, 2023.

There have been no significant changes to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Comparison of Results of Operations for Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Net Income

Our net income for the three months ended March 31, 2024 was $2.6 million, or $0.34 diluted earnings per common share, as compared to $3.5 million, or $0.45 diluted earnings per common share, for the three months ended March 31, 2023. The $866,000 decline in net income between the two periods is primarily due to a $280,000 decline in net interest income, a $59,000 increase in provision for credit losses, and a $1.4 million increase in non-interest expense partially offset by a $609,000 increase in non-interest income and a $233,000 reduction in income tax expense.

•	The decline in net interest income results from a 39 basis points decline in net interest margin partially offset by a $164.2 million increase in average earning assets between the two periods.

•	The $129,000 provision for credit losses during the three months ended March 31, 2024 is primarily related to a $23.3 million increase in loans held-for-investment, which was partially offset by a $17.9 million decrease in unfunded commitments net of unconditionally cancellable commitments

•	The $1.4 million increase in non-interest expense is primarily due to an increase of $770,000 in salaries and employee benefits, an increase of $220,000 in marketing and public relations, an increase of $145,000 in other real estate expenses, an increase of $96,000 in FDIC insurance assessment, and an increase of $184,000 in other non-interest expenses.

•	The $609,000 increase in non-interest income is primarily related to increases in mortgage banking income of $270,000 and investment advisory fees and non-deposit commissions of $291,000.

•	Our effective tax rate was 21.94% during the three months ended March 31, 2024 compared to 21.76% during the three months ended March 31, 2023.

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

Net interest income decreased $280,000, or 2.3%, to $12.1 million for the three months ended March 31, 2024 from $12.4 million for the three months ended March 31, 2023. Our net interest margin decreased by 39 basis points to 2.78% during the three months ended March 31, 2024 from 3.17% during the three months ended March 31, 2023. Our net interest margin, on a taxable equivalent basis, was 2.79% for the three months ended March 31, 2024 compared to 3.19% for the three months ended March 31, 2023. Average earning assets were $1.7 billion for the three months ended March 31, 2024 and $1.6 billion in the same period of 2023.

•	The decrease in net interest income was driven by a 39 basis points reduction in net interest margin partially offset by a $164.2 million increase in average earning assets.

•	The increase in average earning assets was due to a $162.8 million, or 16.5%, increase in loans and a $67.3 million increase in interest bearing deposits in other banks, partially offset by a decline of $65.7 million in investment securities.

•	Market interest rates increased in 2023, driving an increase in funding costs. Earning asset yield growth, which included the benefit of a pay-fixed/receive-floating interest rate swap (the “Pay-Fixed Swap Agreement”) described below, was more than offset by the rising price of funding, leading to the net interest margin compression.

☐	Investment securities represented 28.6% of average total earning assets for the three months ended March 31, 2024 compared to 35.7% during the same period in 2023. This decline was primarily due to the sale of $39.9 million of book value U.S. Treasuries in our available-for-sale investment securities portfolio during the third quarter of 2023 and normal principal cash flows from the investment securities portfolio.
☐	Short-term investments represented 5.6% of average total earning assets for the three months ended March 31, 2024 compared to 1.91% during the same period in 2023.
☐	Loans represented 65.8% of average total earning assets for the three months ended March 31, 2024 compared to 62.4% during the same period in 2023.
☐	During 2022 and 2023, market interest rates increased due to an increase in inflation. The target range of federal funds was 5.25% - 5.50% at March 31, 2024 compared to 4.75% - 5.00% at March 31, 2023.
☐	Effective May 5, 2023, we entered into Pay-Fixed Swap Agreement for a notional amount of $150.0 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Pay-Fixed Swap Agreement will mature on May 5, 2026 and we will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate. This interest rate swap positively impacted interest on loans by $649,000 during the three months ended March 31, 2024. Loan yields and net interest margin both benefited during the three months ended March 31, 2024 with an increase of 23 basis points and 15 basis points, respectively.

Average loans increased $162.8 million, or 16.5%, to $1.1 billion for the three months ended March 31, 2024 from $986.5 million for the same period in 2023. Average loans represented 65.8% of average earning assets during the three months ended March 31, 2024 compared to 62.3% of average earning assets during the same period in 2023. Our loan (including loans held-for-sale) to deposit ratio on average during the three months ended March 31, 2024 was 75.5%, as compared to 71.4% during same period in 2023. The loan to deposit ratio (including loans held-for-sale) increased to 73.5% at March 31, 2024 as compared to 70.0% at March 31, 2023. The yield on loans increased 85 basis points to 5.44% during the three months ended March 31, 2024 from 4.59% during the same period in 2023 due to an increase in market interest rates and the Pay-Fixed Swap Agreement.

Average securities for the three months ended March 31, 2024 decreased $65.7 million, or 11.6%, to $499.4 million from $565.1 million during the same period in 2023. Short-term investments and CDs increased $67.2 million to $97.4 million during the three months ended March 31, 2024 from $30.1 million during the same period in 2023. The increase in short-term investments was due to our decision to hold excess liquidity in interest bearing deposits at the Federal Reserve Bank. The yield on our securities portfolio increased to 3.66% for the three months ended March 31, 2024 from 3.18% for the same period in 2023. The yield on our short-term investments increased to 4.79% for the three months ended March 31, 2024 from 3.97% for the same period in 2023 due to the FOMC increasing the target range of federal funds a total of 50 basis points since March 2023.

The yields on earning assets for the three months ended March 31, 2024 and 2023 were 4.90% and 4.07%, respectively.

The cost of interest-bearing liabilities was 2.88% during the three months ended March 31, 2024 compared to 1.30% during the same period in 2023. The cost of deposits, including demand deposits, was 1.90% during the three months ended March 31, 2024 compared to 58 basis points during the same period in 2023. The cost of funds, including demand deposits, was 2.16% during the three months ended March 31, 2024 compared to 0.92% during the same period in 2023. We continue to focus on growing our pure deposits plus customer cash management repurchase agreements (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, IRAs, and customer cash management repurchase agreements) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the three months ended March 31, 2024, pure deposits plus customer cash management repurchase agreements averaged 84.0% of total deposits plus customer cash management repurchase agreements as compared to 92.4% during the same period of 2023. This reduction is related to a higher rate of growth in our certificates of deposit compared to pure deposits due to the higher interest rate environment. The growth in certificates of deposit is related to both customer certificates of deposit and brokered certificates of deposit. We began issuing brokered certificates of deposit during the third quarter of 2023 to supplement our funding mix. As of March 31, 2024, we had $60.5 million in brokered certificates of deposit ranging in initial terms from one year to three years, with the three year terms callable after six months. We had $48.1 million and zero in brokered certificates of deposit at December 31, 2023 and at March 31, 2023, respectively. We provided notice that we will call a $17.7 million brokered certificate of deposit with an all-in cost of 5.70% on April 25, 2024.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Three months ended March 31, 2024			Three months ended March 31, 2023
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans(1)	$1,149,263	$15,550	5.44%	$986,500	$11,159	4.59%
Non-taxable securities	49,256	357	2.92%	51,563	375	2.95%
Taxable securities	450,112	4,189	3.74%	513,553	4,061	3.21%
Int bearing deposits in other banks	97,290	1,159	4.79%	30,010	294	3.97%
Fed funds sold	62	1	6.49%	126	1	3.22%
Total earning assets	$1,745,983	$21,256	4.90%	$1,581,752	$15,890	4.07%
Cash and due from banks	24,383			26,012
Premises and equipment	30,472			31,375
Goodwill and other intangibles	15,221			15,378
Other assets	54,044			52,551
Allowance for credit losses - investments	(30)			(43)
Allowance for credit losses - loans	(12,357)			(11,371)
Total assets	$1,857,716			$1,695,654

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$290,765	$678	0.94%	$320,487	$223	0.28%
Money market accounts	407,177	3,385	3.34%	311,383	1,328	1.73%
Savings deposits	116,379	114	0.39%	152,989	60	0.16%
Time deposits	283,933	3,026	4.29%	138,229	382	1.12%
Fed funds purchased	2	—	0.00%	2,655	30	4.58%
Securities sold under agreements to repurchase	87,056	609	2.81%	86,476	356	1.67%
FHLB Advances	83,736	1,059	5.09%	75,433	883	4.75
Other long-term debt	14,964	308	8.28%	14,964	271	7.34%
Total interest-bearing liabilities	$1,284,012	$9,179	2.88%	$1,102,616	$3,533	1.30%
Demand deposits	423,145			458,620
Allowance for credit losses - unfunded commitments	596			398
Other liabilities	17,983			13,964
Shareholders’ equity	131,980			120,056
Total liabilities and shareholders’ equity	$1,857,716			$1,695,654

Cost of deposits, including demand deposits			1.90%			0.58%
Cost of funds, including demand deposits			2.16%			0.92%
Net interest spread			2.02%			2.77%
Net interest income/margin		$12,077	2.78%		$12,357	3.17%
Net interest income/margin (tax equivalent)(2)		$12,117	2.79%		$12,455	3.19%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held for sale.
(2)	Based on a 21.0% marginal tax rate.

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect related to volume and rate which cannot be separately identified, has been allocated proportionately, to the change due to volume and the change due to rate.

	Three Months Ended March 31,
	2024 versus 2023
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$2,015	$2,376	$4,391
Non-taxable securities	(17)	(1)	(18)
Taxable securities	(541)	669	128
Interest bearing deposits in other banks	790	75	865
Federal Funds sold	(1)	1
Total interest income	$2,246	$3,120	$5,366

Interest expense:
Interest-bearing transaction accounts	(23)	478	455
Money market accounts	507	1,550	2,057
Savings deposits	(17)	71	54
Time deposits	717	1,927	2,644
Federal Funds purchased	(15)	(15)	(30)
Securities sold under agreements to repurchase	2	251	253
FHLB Advances	102	74	176
Other long-term debt	—	37	37
Total interest expense	$1,273	$4,373	$5,646
Net interest income	$973	$(1,253)	$(280)

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended March 31, 2024 increased to $3.2 million from $2.6 million during the same period in 2023. The increase in non-interest income was primarily related to increases in mortgage banking income of $270,000 and investment advisory fees and non-deposit commissions of $291,000.

Mortgage banking income increased $270,000 to $425,000 during the three months ended March 31, 2024 from $155,000 during the same period in 2023. Total production in the mortgage line of business in the three months ended March 31, 2024 was $36.6 million which was comprised of $13.1 million in secondary market loans, $9.7 million in adjustable rate mortgages (ARMs), and $13.9 million in construction loans. Fee revenue from the mortgage line of business was $425,000 for the three months ended March 31, 2024, which includes $418,000 associated with the secondary market loans with a gain-on-sale margin of 3.20%. This compares to production year-over-year of $23.1 million which was comprised of $5.2 million in secondary market loans, $5.4 million in ARMs, and $12.5 million in construction loans during the three months ended March 31, 2023. Fee revenue associated with the secondary market loans during the three months ended March 31, 2023 was $155,000 with a gain-on-sale margin of 2.97%.

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

Investment advisory fees rose $291,000 to $1.4 million during the three months ended March 31, 2024 from $1.1 million during the same period in 2023. Total assets under management increased to $832.9 million at March 31, 2024 compared to $755.4 million at December 31, 2023 and $621.7 million at March 31, 2023. Our net new assets were $16.5 million during the three months ended March 31, 2024. Furthermore, our investment performance for the three months ended March 31, 2024 was 8.1% compared to 10.2% for the S&P 500; and our investment performance for the 12-month period ended March 31, 2024 was 26.8% compared to 27.9% for the S&P 500.

The following table shows the components of non-interest income for the three-month periods ended March 31, 2024 and March 31, 2023.

(Dollars in thousands)	Three months ended March 31,
	2024	2023
Deposit service charges	$259	$232
Mortgage banking income	425	155
Investment advisory fees and non-deposit commissions	1,358	1,067
ATM debit card income	659	694
Bank owned life insurance	195	180
Rental income	94	89
Other service fees including safe deposit box fees	60	58
Wire transfer fees	30	30
Other	104	70
	$3,184	$2,575

Non-interest expense increased $1.4 million during the three months ended March 31, 2024 to $11.8 million compared to $10.4 million during the same period in 2023. The increase in non-interest expense is primarily related to increases in salaries and benefits, marketing and public relations expense, FDIC assessments, other real estate expense, and other expense.

•	Salary and benefits expense increased $770,000 to $7.1 million during the three months ended March 31, 2024 from $6.3 million during the same period in 2023. This increase is primarily a result of normal salary adjustments, higher mortgage banking and financial planning and investment advisory commissions, a lower job vacancy rate, and the addition of new staff. We had 273 full-time employees and 10 part-time employees at March 31, 2024 compared to 259 full-time employees and seven part-time employees at March 31, 2023.
•	Marketing and public relations increased $220,000 to $566,000 during the three months ended March 31, 2024 from $346,000 during the same period in 2023 primarily due to the timing of planned media production and campaigns. Marketing expenses, while planned and budgeted on an annual basis, can vary significantly between quarters depending on the needs of the company.
•	FDIC assessments increased $96,000 to $278,000 during the three months ended March 31, 2024 compared to $182,000 during the same period in 2023 due to an increase in our FDIC assessment rate.
•	Other real estate expenses increased $145,000 to $12,000 during the three months ended March 31, 2024 from $133,000 in contra expenses or credits during the same period in the prior year primarily due to a reversal in accruals for real estate taxes on a non-accrual loan in the prior year period, which were either paid by the borrower or recovered as a result of the sale of the real estate.
•	Other non-interest expense was increased $184,000 to $2.7 million during the three months ended March 31, 2024 from $2.5 million during the same period in the prior year.
☐	ATM/debit card processing increased $46,000 to $295,000 from $249,000, primarily due to a debit card marketing campaign.
☐	Software subscriptions and services increased $64,000 to $295,000 from $231,000, primarily due to new subscriptions and services and higher renewal prices.
☐	Telephone increased $49,000 to $148,000 from $99,000, primarily due to a change in our telecommunications vendor, which resulted in paying two vendors for a period of time.
☐	Legal and professional fees increased $37,000 to $357,000 from $320,000, primarily due to higher legal and audit expenses.

The following table shows the components of non-interest expense for the three-month periods ended March 31, 2024 and March 31, 2023.

(Dollars in thousands)	Three months ended March 31,
	2024	2023
Salaries and employee benefits	$7,101	$6,331
Occupancy	790	830
Equipment	330	336
Marketing and public relations	566	346
FDIC insurance assessments	278	182
Other real estate expense	12	(133)
Amortization of intangibles	39	39
Core banking and electronic processing and services*	648	627
ATM/debit card processing	295	249
Software subscriptions and services	295	231
Supplies	39	34
Telephone	148	99
Courier	74	65
Correspondent services	85	92
Insurance	99	94
Debit card and fraud losses	69	60
Investment advisory services	94	101
Loan processing and closing costs	63	58
Director fees	137	145
Legal and professional fees	357	320
Shareholder expense	52	51
Other	234	279
Total	$11,805	$10,436

*	Core banking and electronic processing and services includes core processing, bill payment, online banking, remote deposit capture, wire processing services and postage costs for mailing customer notices and statements.

Income Tax Expense

We incurred income tax expense of $730,000 and $963,000 for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rate was 21.94% and 21.76% for the three months ended March 31, 2024 and 2023, respectively.

Provision and Allowance for Credit Losses

On January 1, 2023, we adopted CECL, which resulted in a day one reduction of $14,000 to the allowance for credit losses on loans offset by increases of $398,000 to the allowance for credit losses on unfunded commitments and $43,500 to the allowance for credit losses on held-to-maturity investments. Furthermore, deferred tax assets increased $90,000 and retained earnings declined $337,000. Compared to the day one CECL results, the allowance for credit losses on loans increased $98,300 to $11.4 million at March 31, 2023 from $11.3 million at January 1, 2023; the allowance for credit losses on unfunded commitments declined $16,000 to $381,900 at March 31, 2023 from $397,900 at January 1, 2023; and the allowance for credit losses on held-to-maturity investments declined $1,400 to $42,000 at March 31, 2023 from $43,500 at January 1, 2023. Compared to the day one CECL results, the allowance for credit losses on loans increased $945,000 to $12.3 million at December 31, 2023 from $11.3 million at January 1, 2023; the allowance for credit losses on unfunded commitments increased $199,000 to $597,000 as of December 31, 2023 from $398,000 as of January 1, 2023; and the allowance for credit losses on held-to-maturity investments declined $14,000 to $30,000 at December 31, 2023 from $43,500 at January 1, 2023. Compared to December 31, 2023, the allowance for credit losses on loans increased $192,000 to $12.5 million at March 31, 2024 from $12.3 million at December 31, 2023; the allowance for credit losses on unfunded commitments declined $85,000 to $512,000 as of March 31, 2024 from $597,000 as of December 31, 2023; and the allowance for credit losses on held-to-maturity investments declined $1,000 to $29,000 at March 31, 2024 from $30,000 at December 31, 2023. As of March 31, 2024, the combined allowance for credit losses for loans, unfunded commitments, and investments was $13.0 million compared to $12.9 million at December 31, 2023 and $11.8 million at March 31, 2023.

The allowance for credit losses on loans as a percentage of total loans held-for-investment was 1.08% at March 31, 2024, 1.08% at December 31, 2023, and 1.15% at March 31, 2023.

The total ACL is composed of three parts: the ACL for loans, the ACL for unfunded commitments, and the ACL for HTM investments. The ACL for loans is further composed of the allowance for individually assessed loans, the allowance for collectively assessed expected losses, the allowance for collectively assessed qualitative adjustments, and the allowance for collectively assessed additional allowance. The allowance for collectively assessed qualitative adjustments is calculated using a set of qualitative factors, which at December 31, 2023 included the following factors:

•	changes in lending policies and procedures,
•	changes in staff, markets, and products,
•	change in total of 30-89 days past due and other loans especially mentioned,
•	changes in the loan review system,
•	change in collateral value for non-collateral dependent loans,
•	changes in concentration of credits,
•	changes in the legal or regulatory requirements and competition,
•	data limitations,
•	model imprecision, and
•	reasonable and supportable forecast alternative scenarios.

We have a significant portion of our loan portfolio with real estate as the underlying collateral. As of March 31, 2024 and December 31, 2023, approximately 91.8% and 91.7%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

The non-performing asset ratio was 0.04% of total assets with the nominal level of $835,000 in non-performing assets at March 31, 2024 compared to 0.05% and $864,000 at December 31, 2023. Non-accrual loans increased to $56,000 at March 31, 2024 from $27,000 at December 31, 2023. We had $157,000 in accruing loans past due 90 days or more at March 31, 2024 compared to $215,000 at December 31, 2023. Loans past due 30 days or more represented 0.04% of the loan portfolio at March 31, 2024 compared to 0.06% at December 31, 2023. The ratio of classified loans plus OREO and repossessed assets declined to 1.21% of total bank regulatory risk-based capital at March 31, 2024 from 1.25% at December 31, 2023. During the three months ended March 31, 2024, we experienced net loan recoveries of $1,000 (charge-offs of $24,000 less recoveries of $25,000) and net overdraft charge-offs of $23,000 (charge-offs of $25,000 and recoveries of $2,000). In comparison, we experienced net loan recoveries of $15,000 and net overdraft charge-offs of $4,000 during the three months ended March 31, 2023.

There were four loans totaling $213,000 (0.02% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at March 31, 2024. Two of these loans were on non-accrual status. The largest loan of the two is $53,000 and is secured by a customized truck trailer. The balance of the remaining loan on non-accrual status is $3,000 and it is secured by a second mortgage lien. We had two loans totaling $157,000 that were accruing loans past due 90 days or more at March 31, 2024. At both March 31, 2024 and December 31, 2023, we considered loan relationships exceeding $500,000 and on non-accrual status as individually assessed loans for the allowance for credit losses. At both March 31, 2024 and December 31, 2023, we had no individually assessed loans. The specific allowance for individually assessed loans is based on the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. There was no specific allowance for credit losses on our individually assessed loans at March 31, 2024 and December 31, 2023. At March 31, 2024, we had $251,000 in loans that were delinquent 30 days to 89 days representing 0.02% of total loans compared to $498,000 or 0.04% of total loans at December 31, 2023.

The following table summarizes the activity related to our allowance for credit losses for the periods indicated:

Allowance for Credit Losses - Loans

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Average loans outstanding (excluding loans held-for-sale)	$1,146,053	$985,485
Loans outstanding at period end (excluding loans held-for-sale)	$1,157,305	$992,720
Non-performing assets:
Non-accrual loans	$56	$4,125
Loans 90 days past due still accruing	157	—
Foreclosed real estate	622	934
Repossessed-other	—	—
Total non-performing assets	$835	$5,059

Beginning balance of allowance	$12,267	$11,336
Adjustment to allowance for adopting ASU 2016-13	—	(14)
Loans charged-off:
Commercial	24	—
Consumer - Other	25	9
Total loans charged-off	49	9
Recoveries:
Commercial	1	2
Real Estate Mortgage – Residential	19	—
Real Estate Mortgage – Commercial	3	11
Real Estate – Construction	—	—
Consumer – Home Equity	2	3
Consumer – Other	2	4
Total recoveries	27	20
Net loan (charge offs) recoveries	(22)	11
Provision for credit/loan losses[1]	214	87
Balance at period end	$12,459	$11,420

Net charge offs to average loans (annualized)	0.01%	(0.00)%
Allowance as percent of total loans	1.08%	1.15%
Non-performing assets as % of total assets	0.04%	0.29%
Allowance as % of non-performing loans	5,849.30%	276.85%
Non-accrual loans as % of total loans	0.00%	0.42%
Allowance as % of non-accrual loans	22,248.21%	276.85%

The following table details net charge-offs to average loans outstanding by loan category for the periods indicated.

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off Ratio	Net Charge- Offs (Recoveries)	Average Loans HFI	Net Charge-Off Ratio
Commercial	23	78,415	0.03%	(2)	75,821	0.00%
Real estate:
Construction	—	122,620	0.00%	—	91,571	0.00%
Mortgage-residential	(19)	98,349	(0.02)%	—	66,041	0.00%
Mortgage-commercial	(3)	797,145	0.00%	(11)	709,521	0.00%
Consumer:
Home Equity	(2)	33,680	(0.01)%	(3)	29,219	(0.01)%
Other	23	15,845	0.14%	5	13,312	0.04%
Total:	22	1,146,054	0.00%	(11)	985,485	0.00%

(1)	Average loans exclude loans held for sale

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Credit Losses - Loans

	March 31, 2024		December 31, 2023
		% of allowance in		% of allowance in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial	$941	7.6%	$935	7.6%
Real Estate – Construction	1,583	12.7%	1,337	10.9%
Real Estate Mortgage:
Residential	1,194	9.6%	1,122	9.2%
Commercial	8,021	64.4%	8,146	66.4%
Consumer:
Home Equity	454	3.6%	472	3.8%
Other	266	2.1%	255	2.1%
Total	$12,459	100.0%	$12,267	100.0%

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

Financial Position

Assets increased $59.3 million, or 3.2% (13.0% annualized), to $1.9 billion at March 31, 2024 from $1.8 billion at December 31, 2023. The $59.3 million increase in assets was primarily due to increases in interest-bearing bank balances of $56.0 million, loan held-for-investment of $23.3 million, and other assets of $1.2 million partially offset by declines in investment securities of $11.1 million, cash and due from banks of $7.1 million, and loans held-for-sale of $2.7 million.

Loans and loans held-for-sale

Loans held-for-sale declined to $1.7 million at March 31, 2024 from $4.4 million at December 31, 2023. Loans (excluding loans held-for-sale) increased $23.3 million, or 2.1% (8.2% annualized), to $1.2 billion at March 31, 2024 from $1.1 billion at December 31, 2023. Total loan production, excluding mortgage secondary market and new construction residential real estate, was $37.5 million during the three months ended March 31, 2024 compared to $28.7 million during the same period in 2023. Advances from unfunded commercial construction loans available for draws were $28.6 million during the three months ended March 31, 2024. Total mortgage production during the three months ended March 31, 2024 was $36.6 million, $13.1 million of the production was originated to be sold in the secondary market, $9.7 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $13.9 million of the loan production was commitments for new construction residential real estate loans. Total mortgage production during the three months ended March 31, 2023 was $13.3 million, $2.5 million of the production was originated to be sold in the secondary market, $3.0 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $7.8 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income. The increase in mortgage production was due to higher secondary market, ARM, and construction residential real estate loan production. Payoffs and paydowns totaled to $26.5 million during the three months ended March 31, 2024 compared to $21.5 million during the same period in 2023. The loan-to-deposit ratio (including loans held-for-sale) at March 31, 2024 and December 31, 2023 was 73.4% and 75.3%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at March 31, 2024 and December 31, 2023 was 73.3% and 75.1%, respectively.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. Based on our loan portfolio as of March 31, 2024, its non-owner occupied commercial real estate loans and its construction and land development loans were approximately 316% and 82% of total risk-based capital, respectively. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 50% from March 31, 2021 to March 31, 2024. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the level of the concentration in commercial real estate loans within our loan portfolio monthly.

The following table shows the composition of the loan portfolio by category at the dates indicated:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$78,787	6.8%	$78,134	6.9%
Real estate:
Construction	136,445	11.8%	118,225	10.4%
Mortgage – residential	99,833	8.6%	94,796	8.4%
Mortgage – commercial	792,333	68.5%	791,947	69.8%
Consumer:
Home Equity	33,637	2.9%	34,752	3.1%
Other	16,270	1.4%	16,165	1.4%
Total gross loans	1,157,305	100.0%	1,134,019	100.0%
Allowance for credit losses	(12,459)		(12,267)
Total net loans	$1,144,846		$1,121,752

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

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at March 31, 2024.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	March 31, 2024
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen years	Over Fifteen Years	Total
Commercial	$9,145	$46,358	$23,284	$—	$78,787
Real estate:
Construction	34,823	62,038	39,584	—	136,445
Mortgage—residential	1,325	17,437	2,891	78,180	99,833
Mortgage—commercial	59,352	476,966	254,698	1,317	792,333
Consumer:
Home equity	1,399	6,012	26,226	—	33,637
Other	3,285	12,059	557	369	16,270
Total	$109,329	$620,870	$347,240	$79,866	$1,157,305

Loans maturing after one year with:

Variable Rate	$124,018
Fixed Rate	923,958
$1,047,976

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

Investment securities declined $11.1 million to $495.1 million, net of allowance for credit losses on investments of $29,000, at March 31, 2024 from $506.2 million, net of allowance for credit losses on investments of $30,000, at December 31, 2023. The $11.1 million decline was primarily related to normal principal cash flows.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $13.6 million ($10.7 million net of tax) at March 31, 2024. Our HTM investments totaled $215.2 million and represented approximately 44% of our total investments at March 31, 2024. Our AFS investments totaled $274.3 million or approximately 55% of our total investments at March 31, 2024. Our investments at cost totaled $5.5 million or approximately 1% of our total investments at March 31, 2024. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity.

At March 31, 2024, the estimated weighted average life of our total investment portfolio was 6.13 years, the modified duration was 4.7, the effective duration was 3.9, and the weighted average tax equivalent book yield was 3.88%.

Other short-term investments increased $56.0 million to $122.8 million at March 31, 2024 from $66.8 million at December 31, 2023 due to our decision to temporarily hold excess liquidity in interest-bearing bank deposits at the federal reserve bank. This additional liquidity will be used to fund loan growth and or reduce borrowings and brokered certificates of deposit.

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at March 31, 2024:

(Dollars in thousands)	Within One Year		Over One Year and less than Five		Over Five Years and less than Ten		Over Ten years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—	$996	0.74%	14,804	1.24%	$—	—
Government sponsored enterprises	—	—	—	—	2,500	2.00%	—	—
Small Business Administration pools	1	4.35%	3,071	6.15%	6,229	4.65%	5,872	5.68%
Mortgage-backed securities	5	3.59%	4,050	4.28%	7,880	4.10%	241,545	4.40%
Corporate and other securities	—	—	1,989	7.70%	6,755	3.76%	14	—
Total investment securities available-for-sale	$6	3.72%	$10,106	5.17%	$38,168	2.88%	$247,431	4.43%

(Dollars in thousands)	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	2,417	2.93%	34,707	3.22%	17,869	3.38%	55,788	3.43%
State and local government	301	1.98%	14,236	3.29%	47,703	3.45%	42,238	3.32%
Total investment securities held-to-maturity	$2,718	2.82%	$48,943	3.24%	$65,572	3.43%	$98,026	3.38%

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at December 31, 2023:

(Dollars in thousands)	Within One Year		Over One Year and less than Five		Over Five Years and less than Ten		Over Ten years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$4,998	1.02%	$995	0.74%	$14,798	1.24%	$—	—
Government sponsored enterprises	—	—	—	—	2,500	2.00%	—	—
Small Business Administration pools	2	5.99%	2,944	6.57%	6,975	4.70%	6,187	5.59%
Mortgage-backed securities	3	3.61%	3,731	4.08%	8,451	4.26%	243,572	4.38%
Corporate and other securities	—	—	1,988	7.49%	6,758	3.76%	13	—
Total investment securities available-for-sale	$5,003	1.02%	$9,658	5.29%	$39,482	2.98%	$249,772	4.41%

	Within One		After One But		After Five But		After Ten
(Dollars in thousands)	Year		Within Five Years		Within Ten Years		Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	809	2.22%	28,123	3.19%	26,878	3.36%	56,930	3.47%
State and local government	—	—	14,728	3.12%	42,117	3.39%	47,614	3.27%
Total investment securities held-to-maturity	$809	2.22%	$42,851	3.17%	$68,995	3.39%	$104,544	3.38%

Deposits

Deposits increased $67.1 million, or 4.4% (17.8% annualized), to $1.6 billion at March 31, 2024 compared to $1.5 billion at December 31, 2023. Our pure deposits, which are defined as total deposits less certificates of deposits, increased $13.1 million, or 1.0% (4.1% annualized), to $1.3 billion at March 31, 2024 from $1.3 billion at December 31, 2023. We continue to focus on growing our pure deposits in order to better manage our overall cost of funds. Certificates of deposits increased $54.0 million to $279.8 million at March 31, 2024 from $225.8 million at December 31, 2023. We began issuing brokered certificates of deposit during the third quarter of 2023 to supplement our funding mix. As of March 31, 2024, we had $60.5 million in brokered certificates of deposit ranging in initial terms from one year to three years, with the three year terms callable after six months. We had $48.1 million and zero in brokered certificates of deposit at December 31, 2023 and at March 31, 2023, respectively. We provided notice that we will call a $17.7 million brokered certificate of deposit with an all-in cost of 5.70% on April 25, 2024. Total uninsured deposits were $470.0 million and $436.6 million at March 31, 2024 and December 31, 2023, respectively. Included in uninsured deposits at March 31, 2024 and December 31, 2023 were $94.4 million and $82.8 million of deposits of states or political subdivisions in the U.S., which are secured or collateralized, respectively. Total uninsured deposits, excluding these deposits that are secured or collateralized, totaled $375.6 million, or 23.8%, of total deposits at March 31, 2024 and $353.8 million, or 23.4%, of total deposits at December 31, 2023. The average balance of all customer deposit accounts at March 31, 2024 was $28,025. The average balance for consumer accounts was $15,073 and the average balance for non-consumer accounts was $61,512.

The following table sets forth the deposits by category:

	March 31,		December 31,
	2024		2023
		% of		% of
(Dollars in thousands)	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$443,257	28.1%	$432,333	28.6%
Interest bearing checking accounts	304,678	19.3%	302,935	20.0%
Money market accounts	407,340	25.8%	404,499	26.8%
Savings accounts	115,760	7.3%	118,623	7.9%
Time deposits less than or equal to $250,000	247,676	15.7%	207,233	13.7%
Time deposits greater than $250,000	59,356	3.8%	45,378	3.0%
	$1,578,067	100.0%	$1,511,001	100.0%

The uninsured amount of time deposits in the table above at March 31, 2024 and December 31, 2023 was $25.6 million and $17.1 million, respectively.

Maturities of Certificates of Deposit and Other Time Deposit with balances greater than $250,000

The tables below show at March 31, 2024 and December 31, 2023, maturities of certificates and other time deposits greater than $250,000.

	March 31, 2024
	Within Three	After Three Through	After Six Through	After Twelve
(Dollars in thousands)	Months	Six Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$9,592	$16,594	$32,272	$898	$59,356

	December 31, 2023
	Within Three	After Three Through	After Six Through	After Twelve
(Dollars in thousands)	Months	Six Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$17,857	$10,210	$16,149	$1,162	$45,378

Borrowed funds. Borrowed funds consist of fed funds purchased, securities sold under agreements to repurchase, FHLB advances and long-term debt. Our long-term debt is a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $87.1 million, $70.0 million, and $86.5 million during the three months ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively. The average rates paid during these periods were 2.81%, 2.79%, and 1.67%, respectively. The balances of securities sold under agreements to repurchase were $81.8 million, $62.9 million, and $77.0 million at March 31, 2024, December 31, 2023, and March 31, 2023, respectively. Securities sold under agreements to repurchase increased by $18.1 million from December 31, 2023 to March 31, 2024 primarily due to the seasonal increase of one large customer relationship. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. Federal funds purchased averaged $2,000, zero, and $2.7 million during the three months ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively. The average rates paid during these periods were 0.00%, 0.00%, and 4.58%, respectively. There were no federal funds purchased at March 31, 2024, December 2023, or March 31, 2023, respectively. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. FHLB advances averaged $83.7 million, $84.0 million, and $75.4 million during the three months ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively. The average rates paid during these periods were 5.09%, 5.07%, and 4.75%, respectively. The balances of FHLB advances were $60.0 million, $90.0 million, and $85.0 million at March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

The $60.0 million in FHLB advances at March 31, 2024 had maturity dates between May 22, 2024, and November 3, 2026 with interest rates between 4.81% and 5.26%.

We issued $15.5 million in trust preferred securities on September 16, 2004. During the fourth quarter of 2015, we redeemed $500,000 of these securities. Until the cessation of LIBOR on June 30, 2023, the securities accrued and paid distributions quarterly at a rate of three month LIBOR plus 257 basis points, thereafter, such distributions to be paid quarterly transitioned to an adjusted Secured Overnight Financing Rate (SOFR) index in accordance with the Federal Reserve’s final rule implementing the Adjustable Interest Rate Act. The remaining debt may be redeemed in full anytime with notice and matures on September 16, 2034. Trust preferred securities averaged $15.0 million during the three months ended March 31, 2024, December 31, 2023, and March 31, 2023. The average rates paid during these periods were 8.28%, 8.33%, and 1.67%, respectively. The balances of trust preferred securities were $15.0 million as of March 31, 2024, December 31, 2023, and March 31, 2023.

Total shareholders’ equity increased $2.4 million, or 1.9%, to $133.5 million at March 31, 2024 from $131.1 million at December 31, 2023. Shareholders’ equity decreased to 7.1% of total assets at March 31, 2024 from 7.2% at December 31, 2023 due to total asset growth of $59.3 million, or 3.2%, compared to total shareholders’ equity growth of $2.4 million, or 1.9%. The $2.4 million increase in shareholders’ equity was due to a $1.5 million increase in retention of earnings resulting from $2.6 million in net income less $1.1 million in dividends, a $46,000 increase due to employee and director stock awards, a $105,000 increase due to dividend reinvestment plan (DRIP) purchases, and a $749,000 improvement in accumulated other comprehensive loss. The reduction in other accumulated other comprehensive loss for the period was due to an improvement in the accumulated other comprehensive loss on available-for-sale securities, net of tax expense, of $408,000 and the reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense, of $341,000.

On April 20, 2022, we announced that our board of directors approved the repurchase of up to 375,000 shares of our common stock (the “2022 Repurchase Plan”), which represented approximately 5% of our shares outstanding at the time of the announcement. No repurchases were made under the 2022 Repurchase Plan prior to its expiration at the market close on December 31, 2023.

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at March 31, 2024 and at December 31, 2023 over the subsequent 12 months. We were primarily liability sensitive at March 31, 2024 and at December 31, 2023. In 2023, we increased our non-maturity deposit interest rate betas in increasing rate environments, which increased our liability sensitivity. This was partially offset by the previously mentioned $150.0 million Pay-Fixed Swap Agreement that we entered into effective May 5, 2023. As a result, our modeling, at March 31, 2024, reflects a decrease in net interest income in a rising interest rate environment during the first 12-month period subsequent to interest rate changes. The negative impact of rising rates on net interest income is slightly less liability sensitive during the second 12-month period subsequent to interest rate changes. In a declining interest rate environment, the model reflects increases in net interest income in the down 100 basis point and down 200 basis point scenarios and declines in net interest income in the down 300 basis point and 400 basis point scenarios during the first 12-month period subsequent to interest rate changes. The positive impact in the down 100 and down 200 basis point scenarios of declining rates changes to a fairly neutral impact on net interest income during the second 12-month period subsequent to interest rate changes. The increase and decrease of 100, 200, 300, and 400 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve. As a result, our modeling, at December 31, 2023, reflects a decrease in net interest income in a rising interest rate environment during the first 12-month period subsequent to interest rate changes. The negative impact of rising rates on net interest income is slightly less liability sensitive during the second 12-month period subsequent to interest rate changes. In a declining interest rate environment, the model reflects increases in net interest income in the down 100 basis point and down 200 basis point scenarios and declines in net interest income in the down 300 basis point and 400 basis point scenarios during the first 12-month period subsequent to interest rate changes. The positive impact in the down 100 and down 200 basis point scenarios of declining rates changes to a fairly neutral impact on net interest income during the second 12-month period subsequent to interest rate changes. The increase and decrease of 100, 200, 300, and 400 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	March 31, 2024	December 31, 2023
+400bp	-10.51%	-12.24%
+300bp	-7.47%	-8.92%
+200bp	-4.46%	-5.62%
+100bp	-2.13%	-2.47%
Flat	—	—
-100bp	+1.13%	+0.94%
-200bp	+1.69%	+1.18%
-300bp	-0.49%	-1.11%
-400bp	-4.66%	-1.50%

During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel increases in interest rates along the entire yield curve, our net interest income is projected to decline 1.80%, 3.99%, 6.82%, and 9.68%, respectively, at March 31, 2024, and 1.94%, 4.67%, 7.63%, and 10.68%, respectively, at December 31, 2023. During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel reduction in interest rates along the entire yield curve, our net interest income is projected to increase 0.88% and 0.99% and decline 1.56%, and 6.19%, respectively, at March 31, 2024, and to increase 0.51% and decline 0.03%, 3.19%, and 4.41%, respectively, at December 31, 2023.

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in PVE at no more than 15%, 20%, 25%, and 25%, respectively, in a 100, 200, 300, and 400 basis point change in market interest rates. Based on PVE, we were primarily asset sensitive at March 31, 2024 and at December 31, 2023.

Present Value of Equity Sensitivity

Change in present value of equity	Hypothetical percentage change in PVE
	March 31, 2024	December 31, 2023
+400bp	-2.66%	-1.49%
+300bp	-0.65%	+0.44%
+200bp	+0.70%	+1.54%
+100bp	+1.08%	+1.59%
Flat	—	—
-100bp	-3.18%	-3.91%
-200bp	-8.44%	-10.63%
-300bp	-19.28%	-23.39%
-400bp	-34.98%	-47.74%

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

We began issuing brokered certificates of deposit during the third quarter of 2023 to supplement our funding mix. As of March 31, 2024, we had $60.5 million in brokered certificates of deposit ranging in initial terms from one year to three years, with the three year terms callable after six months. We had $48.1 million and zero in brokered certificates of deposit at December 31, 2023 and at March 31, 2023, respectively. We provided notice that we will call a $17.7 million brokered certificate of deposit with an all-in cost of 5.70% on April 25, 2024. We believe that we have ample liquidity to meet the needs of our customers through our low cost deposits, ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, ability to borrow on a secured basis through the Federal Reserve Discount Window, and ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank.

 The Bank maintains federal funds purchased lines in the total amount of $75.0 million with three financial institutions and $10.0 million through the Federal Reserve Discount Window. We utilized none of our federal funds purchased lines at March 31, 2024 and December 31, 2023. The FHLB of Atlanta has approved a line of credit of up to 25.00% of the Bank’s total assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had $60.0 million in FHLB advances at March 31, 2024 compared to $90.0 million at December 31, 2023. The FHLB advances at March 31, 2024 had maturity dates between May 22, 2024, and November 3, 2026 with interest rates between 4.81% and 5.26%. At March 31, 2024, we have remaining credit availability under this facility in excess of $396.9 million, subject to collateral requirements. Combined, we have total remaining credit availability, subject to collateral requirements, in excess of $481.9 million as compared to uninsured deposits excluding deposits of states or political subdivisions in the U.S., which are secured or collateralized, of $375.6 million as previously noted.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2024, we had issued commitments to extend unused credit of $199.6 million, including $56.7 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2023, we had issued commitments to extend unused credit of $214.2 million, including $53.1 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Basel III also established a “capital conservation buffer” above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital, which was phased in over several years. The fully phased-in capital conservation buffer of 2.5%, which became effective on January 1, 2019, resulted in the following effective minimum capital ratios for the Bank beginning in 2019: (i) a Common Equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under Basel III, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital levels fall below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of March 31, 2024, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

(Dollars in thousands)		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
March 31, 2024
Leverage Ratio	8.35%	5.00%	4.00%	$62,438	$81,068
Common Equity Tier 1 Capital Ratio	12.65%	6.50%	4.50%	75,643	100,242
Tier 1 Capital Ratio	12.65%	8.00%	6.00%	57,194	81,793
Total Capital Ratio	13.71%	10.00%	8.00%	45,595	70,194
December 31, 2023
Leverage Ratio	8.45%	5.00%	4.00%	$62,821	$81,029
Common Equity Tier 1 Capital Ratio	12.53%	6.50%	4.50%	74,022	98,587
Tier 1 Capital Ratio	12.53%	8.00%	6.00%	55,598	80,163
Total Capital Ratio	13.58%	10.00%	8.00%	43,925	68,491

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

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the first quarter of 2024 of $0.14 per common share. This dividend is payable on May 14, 2024 to shareholders of record of our common stock as of April 30, 2024.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -

OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against us which we believe, if determined adversely, would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Statement Regarding Forward-Looking Statements” set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

There have been no material changes to the risk factors previously disclosed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, during the three months ended March 31, 2024, we credited an aggregate of 4,056 deferred stock units, respectively, to accounts for directors who elected to defer monthly fees. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.
(b)	Not Applicable.
(c)	No share repurchases were made during the three months ended March 31, 2024; and 13,598 shares were withheld to satisfy tax withholding obligations applicable to the vesting of restricted stock for the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 16, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 18, 2023).

10.1	Employment Agreement by and between Vaughan R. Dozier, Jr. and First Community Corporation dated January 1, 2024 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed on March 21, 2024).

10.2	Employment Agreement by and between Joseph A. (Drew) Painter and First Community Corporation dated January 1, 2024 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed on March 21, 2024).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language; (i) Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Income for the three months ended March 31, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: May 13, 2024	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)