Form 10-Q
period 2024-06-30
FIRST COMMUNITY CORP /SC/
filed 2024-08-12
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒x Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 12, 2024, 7,635,145 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
(Dollars in thousands, except par values)	2024	December 31,
	(Unaudited)	2023
ASSETS
Cash and due from banks	$25,339	$27,908
Interest-bearing bank balances	86,172	66,787
Investment securities available-for-sale	269,918	282,226
Investment securities held-to-maturity, fair value of $199,435 and $205,518 at June 30, 2024 and December 31, 2023, respectively, net of allowance for credit losses — investments	213,679	217,170
Other investments, at cost	5,029	6,800
Loans held-for-sale	6,701	4,433
Loans held-for-investment	1,189,189	1,134,019
Less, allowance for credit losses – loans	12,932	12,267
Net loans held-for-investment	1,176,257	1,121,752
Property and equipment – net	30,340	30,589
Lease right-of-use asset	3,095	3,248
Bank owned life insurance	30,567	30,174
Other real estate owned	544	622
Intangible assets	525	604
Goodwill	14,637	14,637
Other assets	22,041	20,738
Total assets	$1,884,844	$1,827,688
LIABILITIES
Deposits:
Non-interest bearing	$460,391	$432,333
Interest bearing	1,144,137	1,078,668
Total deposits	1,604,528	1,511,001
Securities sold under agreements to repurchase	59,286	62,863
Federal Home Loan Bank advances	50,000	90,000
Junior subordinated debt	14,964	14,964
Lease liability	3,287	3,426
Other liabilities	16,600	14,375
Total liabilities	1,748,665	1,696,629
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,635,145 at June 30, 2024 and 7,606,172 at December 31, 2023	7,635	7,606
Nonvested restricted stock and stock units	2,156	2,181
Additional paid in capital	93,647	93,167
Retained earnings	60,029	56,296
Accumulated other comprehensive loss	(27,288)	(28,191)
Total shareholders’ equity	136,179	131,059
Total liabilities and shareholders’ equity	$1,884,844	$1,827,688

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended June 30,
	2024	2023
Interest and dividend income:
Loans, including fees	$16,401	$12,314
Investment securities – taxable	4,114	4,223
Investment securities – non taxable	359	368
Other short term investments and CDs	1,057	592
Total interest income	21,931	17,497
Interest expense:
Deposits	7,720	3,392
Securities sold under agreement to repurchase	497	363
Other borrowed money	1,020	1,605
Total interest expense	9,237	5,360
Net interest income	12,694	12,137
Provision for credit losses	454	186
Net interest income after provision for credit losses	12,240	11,951
Non-interest income:
Deposit service charges	235	220
Mortgage banking income	659	371
Investment advisory fees and non-deposit commissions	1,508	1,081
Gain on sale of other assets	—	105
Other	1,240	1,274
Total non-interest income	3,642	3,051
Non-interest expense:
Salaries and employee benefits	7,303	6,508
Occupancy	738	813
Equipment	317	377
Marketing and public relations	258	370
FDIC Insurance assessments	302	221
Other real estate expense, net	90	(30)
Amortization of intangibles	39	40
Other	2,796	2,456
Total non-interest expense	11,843	10,755
Net income before tax	4,039	4,247
Income tax expense	774	920
Net income	$3,265	$3,327

Basic earnings per common share	$0.43	$0.44
Diluted earnings per common share	$0.42	$0.43

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Six Months ended June 30,
	2024	2023
Interest and dividend income:
Loans, including fees	$31,951	$23,473
Investment securities – taxable	8,303	8,284
Investment securities - non taxable	716	743
Other short term investments and CD’s	2,217	887
Total interest income	43,187	33,387
Interest expense:
Deposits	14,923	5,385
Securities sold under agreement to repurchase	1,106	719
Other borrowed money	2,387	2,789
Total interest expense	18,416	8,893
Net interest income	24,771	24,494
Provision for credit losses	583	256
Net interest income after provision for credit losses	24,188	24,238
Non-interest income:
Deposit service charges	494	452
Mortgage banking income	1,084	526
Investment advisory fees and non-deposit commissions	2,866	2,148
Gain on sale of other real estate owned	—	105
Other	2,382	2,395
Total non-interest income	6,826	5,626
Non-interest expense:
Salaries and employee benefits	14,404	12,839
Occupancy	1,528	1,643
Equipment	647	713
Marketing and public relations	824	716
FDIC Insurance assessments	580	403
Other real estate expense	102	(163)
Amortization of intangibles	78	79
Other	5,485	4,961
Total non-interest expense	23,648	21,191
Net income before tax	7,366	8,673
Income tax expense	1,504	1,883
Net income	$5,862	$6,790

Basic earnings per common share	$0.77	$0.90
Diluted earnings per common share	$0.76	$0.89

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,
(Dollars in thousands)	2024	2023
Net income	$3,265	$3,327
Other comprehensive income (loss):
Unrealized loss during the period on available-for-sale securities, net of tax expense of $139 and tax benefit of $622, respectively	(184)	(2,340)
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $89 and $86, respectively.	338	325
Other comprehensive income (loss)	154	(2,015)
Comprehensive income	$3,419	$1,312

	Six months ended June 30,
(Dollars in thousands)	2024	2023
Net income	$5,862	$6,790
Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of tax expense of $58 tax expense of $67, respectively	224	252
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $181 and $172, respectively.	679	646
Other comprehensive income	903	898
Comprehensive income	$6,765	$7,688

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Loss	Total
Balance, December 31, 2023	7,606	$7,606	$93,167	$2,181	$56,296	$(28,191)	$131,059
Net income	—	—	—	—	5,862	—	5,862
Other comprehensive income net of tax expense of $271	—	—	—	—	—	903	903
Issuance of common stock-share based compensation	9	9	160	(273)	—	—	(104)
Issuance of restricted stock	14	14	232	(246)	—	—	—
Grant restricted stock units	—	—	—	99	—	—	99
Amortization of compensation on restricted stock	—	—	—	395	—	—	395
Shares forfeited	(6)	(6)	(103)	—	—	—	(109)
Dividends: Common ($0.28 per share)	—	—	—	—	(2,129)	—	(2,129)
Dividend reinvestment plan	12	12	191	—	—	—	203
Balance, June 30, 2024	7,635	$7,635	$93,647	$2,156	$60,029	$(27,288)	$136,179

Balance, December 31, 2022	7,578	$7,578	$92,683	$1,461	$49,025	$(32,386)	$118,361
Net income	—	—	—	—	6,790	—	6,790
Adoption of new accounting standard-CECL net of tax of $90	—	—	—	—	(337)	—	(337)
Other comprehensive income net of tax expense of $239	—	—	—	—	—	898	898
Issuance of common stock-share based compensation	2	2	39	(69)	—	—	(28)
Issuance of restricted stock	8	8	146	(154)	—	—	—
Grant restricted stock units	—	—	—	109	—	—	109
Amortization of compensation on restricted stock	—	—	—	370	—	—	370
Shares forfeited	(6)	(6)	(105)	—	—	—	(111)
Dividends: Common ($0.28 per share)	—	—	—	—	(2,116)	—	(2,116)
Dividend reinvestment plan	12	12	200	—	—	—	212
Balance, June 30, 2023	7,594	$7,594	$92,963	$1,717	$53,362	$(31,488)	$124,148

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Nonvested		Accumulated
	Common		Additional	Restricted		Other
	Shares	Common	Paid-in	Stock and	Retained	Comprehensive
(Dollars in thousands)	Issued	Stock	Capital	Stock Units	Earnings	Loss	Total
Balance, December 31, 2023	7,606	$7,606	$93,167	$2,181	$56,296	$(28,191)	$131,059
Net income	—	—	—	—	2,597	—	2,597
Other comprehensive income, net of tax expense of $11	—	—	—	—	—	749	749
Issuance of common stock-share based compensation	9	9	160	(273)	—	—	(104)
Issuance of restricted stock	14	14	228	(242)	—	—	—
Grant restricted stock units	—	—	—	70	—	—	70
Amortization of compensation on restricted stock	—	—	—	184	—	—	184
Shares forfeited	(6)	(6)	(97)	—	—	—	(103)
Dividends: Common ($0.14 per share)	—	—	—	—	(1,063)	—	(1,063)
Dividend reinvestment plan	6	6	98	—	—	—	104
Balance, March 31, 2024	7,629	$7,629	$93,556	$1,920	$57,830	$(27,442)	$133,493
Net income	—	—	—	—	3,265	—	3,265
Other comprehensive income net of tax expense of $80	—	—	—	—	—	154	154
Issuance of restricted stock	—	—	4	(4)			—
Grant restricted stock units	—	—	—	29	—	—	29
Amortization of compensation on restricted stock	—	—	—	211	—	—	211
Shares forfeited	—	—	(6)				(6)
Dividends: Common ($0.14 per share)					(1,066)		(1,066)
Dividend reinvestment plan	6	6	93				99
Balance, June 30, 2024	7,635	$7,635	$93,647	$2,156	$60,029	$(27,288)	$136,179

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Nonvested		Accumulated
	Common		Additional	Restricted		Other
	Shares	Common	Paid-in	Stock and	Retained	Comprehensive
(Dollars in thousands)	Issued	Stock	Capital	Stock Units	Earnings	Loss	Total
Balance, December 31, 2022	7,578	$7,578	$92,683	$1,461	$49,025	$(32,386)	$118,361
Net income	—	—	—	—	3,463	—	3,463
Adoption of CECL, net of tax	—	—	—	—	(337)	—	(337)
Other comprehensive income, net of tax expense of $774	—	—	—	—	—	2,913	2,913
Issuance of common stock	2	2	39	(69)	—	—	(28)
Issuance of restricted stock	8	8	146	(154)	—	—	—
Grant restricted stock units	—	—	—	72	—	—	72
Amortization of compensation on restricted stock	—	—	—	191	—	—	191
Shares forfeited	(5)	(5)	(100)	—	—	—	(105)
Dividends: Common ($0.13 per share)	—	—	—	—	(1,057)	—	(1,057)
Dividend reinvestment plan	5	5	103	—	—	—	108
Balance, March 31, 2023	7,588	$7,588	$92,871	$1,501	$51,094	$(29,473)	$123,581
Net income	—	—	—	—	3,327	—	3,327
Other comprehensive loss net of tax benefit of $536	—	—	—	—	—	(2,015)	(2,015)
Amortization of compensation on restricted stock	—	—	—	179	—	—	179
Grant restricted stock units	—	—	—	37			37
Shares forfeited	—	—	(5)				(5)
Dividends: Common ($0.14 per share)					(1,059)		(1,059)
Dividend reinvestment plan	6	6	97				103
Balance, June 30, 2023	7,594	$7,594	$92,963	$1,717	$53,362	$(31,488)	$124,148

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$5,862	$6,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	865	868
Net premium amortization on investment securities available-for-sale	(1,727)	(1,115)
Net premium amortization on investment securities held-to-maturity	(311)	(275)
Provision for credit losses	583	256
Writedowns of other real estate owned	78	—
Origination of loans held-for-sale	(22,689)	(18,174)
Sale of loans held-for-sale	21,494	15,758
Gain on sale of loans held-for-sale	(1,073)	(105)
Gain on sale of other real estate owned	—	(105)
Amortization of intangibles	78	79
Accretion on acquired loans	—	(40)
(Gain) loss on fair value of equity securities	(20)	1
Increase in other assets	(926)	(3,437)
Increase in other liabilities	2,196	89
Net cash provided by (used in) operating activities	4,410	695
Cash flows from investing activities:
Purchase of investment securities available-for-sale	—	(6,025)
Purchase of other investment securities	—	(2,017)
Maturity/call of investment securities available-for-sale	14,321	11,081
Maturity/call of investment securities held-to-maturity	3,802	7,547
Proceeds from sale of other investment securities	1,791	—
Increase in loans	(55,197)	(51,267)
Proceeds from sale of other real estate owned	—	112
Purchase of property and equipment	(621)	(711)
Net disposals of property and equipment	5	—
Net cash used in investing activities	(35,899)	(41,280)
Cash flows from financing activities:
Increase in deposit accounts	93,527	35,371
(Increase) decrease in securities sold under agreements to repurchase	(3,577)	3,360
Decrease in Fed Funds Borrowed	—	(22,000)
Advances from the Federal Home Loan Bank	—	229,000
Repayment of advances from the Federal Home Loan Bank	(40,000)	(184,000)
Shares retired / forfeited	(109)	(111)
Dividends paid: Common Stock	(2,129)	(2,116)
Restricted Stock Units Granted	99	109
Cost of issuance of common stock-deferred compensation	(104)	(28)
Change in non-vested restricted stock	395	370
Dividend reinvestment plan	203	212
Net cash provided by financing activities	48,305	60,167
Net increase in cash and cash equivalents	16,816	19,582
Cash and cash equivalents at beginning of period	94,695	37,401
Cash and cash equivalents at end of period	$111,511	$56,983
Supplemental disclosure:
Cash paid (received) during the period for:
Interest	$12,977	$7,902
Income taxes	$1,849	$2,534
Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities, net of tax	$224	$252
Amortization of unrealized losses on securities from transfer of available-for-sale securities to held-to-maturity, net of tax	679	646
Recognition of operating lease liability	—	825

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”) (collectively, the “Company”) present fairly in all material respects the Company’s financial position at June 30, 2024 and December 31, 2023, and the Company’s results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Six months		Three months
	Ended June 30,		Ended June 30,
(In thousands except average market price and per share data)	2024	2023	2024	2023
Numerator (Net income available to common shareholders)	$5,862	$6,790	$3,265	$3,327
Denominator
Weighted average common shares outstanding for:
Basic shares	7,608	7,560	7,617	7,565
Dilutive securities:
Deferred compensation	77	89	78	90
Diluted common shares outstanding	7,685	7,649	7,695	7,655
Earnings per common share:
Basic	0.77	0.90	0.43	0.44
Diluted	0.76	0.89	0.42	0.43
The average market price used in calculating assumed number of shares	$17.21	$19.36	$16.66	$18.37

Note 3 - Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below. As of June 30, 2024 and December 31, 2023, there was no allowance for credit losses on available-for-sale securities.

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2024
US Treasury securities	$15,808	$—	$(2,695)	$13,113
Government Sponsored Enterprises	2,500	—	(382)	2,118
Mortgage-backed securities	249,999	21	(16,775)	233,245
Small Business Administration pools	14,261	27	(448)	13,840
Corporate and other securities	8,757	—	(1,155)	7,602
Total	$291,325	$48	$(21,455)	$269,918

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2023
US Treasury securities	$20,791	$—	$(2,445)	$18,346
Government Sponsored Enterprises	2,500	—	(371)	2,129
Mortgage-backed securities	255,757	15	(17,613)	238,159
Small Business Administration pools	16,108	24	(411)	15,721
Corporate and other securities	8,759	—	(888)	7,871
	$303,915	$39	$(21,728)	$282,226

HELD-TO-MATURITY:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2024
Mortgage-backed securities	$109,426	$—	$(9,449)	$99,977
State and local government	104,280	—	(4,795)	99,485
Allowance for credit losses on Held-to-Maturity Securities	(27)	—	—	(27)
	$213,679	$—	$(14,244)	$199,435

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Mortgage-backed securities	$112,740	—	(8,490)	$104,250
State and local government	104,460	283	(3,445)	101,298
Allowance for credit losses on Held-to-Maturity Securities	(30)	—	—	(30)
	$217,170	283	(11,935)	$205,518

There were no gross realized gains or gross realized losses from the sale of available-for-sale investment securities during the three and six months ended June 30, 2024 and 2023.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2024 and December 31, 2023, there was no allowance for credit loss related to the available-for-sale securities portfolio.

The following tables show gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of June 30, 2024.

June 30, 2024	Less than 12 months		12 months or more		Total
Available-for-sale securities:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
US Treasury Securities	$—	$—	$13,113	$2,695	$13,113	$2,695
Government Sponsored Enterprise	—	—	2,118	382	2,118	382
Mortgage-backed securities	4,926	192	222,759	16,583	227,685	16,775
Small Business Administration pools	3,497	74	6,188	374	9,685	448
Corporate and other securities	1,495	263	6,103	892	7,598	1,155
Total	$9,918	$530	$250,281	$20,925	$260,199	$21,455

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

The following table shows a roll forward of the allowance for credit losses on held to maturity securities for the three and six months ended June 30, 2024 and 2023.

Three Months
Ended
(Dollars in thousands)	June 30, 2024
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, March 31, 2024	$(29)
Recovery of (provision) for credit losses	2
Ending balance, June 30, 2024	$(27)

Three Months
Ended
(Dollars in thousands)	June 30, 2023
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, March 31, 2023	$(42)
Recovery of (provision) for credit losses	5
Ending balance, June 30, 2023	$(37)

Six Months
Ended
(Dollars in thousands)	June 30, 2024
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2023	$(30)
Recovery of (provision) for credit losses	3
Ending balance, June 30, 2024	$(27)

Six Months
Ended
(Dollars in thousands)	June 30, 2023
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2022	$—
Adjustment for adoption of ASC 326	(43)
Recovery of (provision) for credit losses	6
Ending balance, June 30, 2023	$(37)

At June 30, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual at June 30, 2024.

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

All the mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS as of June 30, 2024. The state and local governments securities held by the Company are highly rated by major rating agencies.

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings (Moody’s) on a quarterly basis. In the event that Moody’s does not provide a rating, the comparable S&P rating is used and converted to a Moody’s rating. The following table summarizes the amortized cost of debt securities held to maturity at June 30, 2024 and December 31, 2023, aggregated by credit quality indicators.

	As of	As of
(Dollars in thousands)	June 30, 2024	December 31, 2023
Rating:
Aaa	$154,833	$156,749
Aa1/Aa2/Aa3	53,814	55,388
A1/A2	5,059	5,063
Allowance for Credit Losses on Held-to-Maturity Securities	(27)	(30)
Total	$213,679	$217,170

The following table shows the amortized cost and fair value of investment securities at June 30, 2024, by expected maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

	Available-for-sale
June 30, 2024	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$2	$2
Due after one year through five years	9,716	9,323
Due after five years through ten years	37,597	33,057
Due after ten years	244,010	227,536
Total	$291,325	$269,918

	Held-To-Maturity
June 30, 2024	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$2,789	$2,754
Due after one year through five years	53,438	50,924
Due after five years through ten years	62,039	58,875
Due after ten years	95,440	86,909
Allowance for Credit Losses on Held-to-Maturity Securities	(27)	(27)
Total	$213,679	$199,435

Note 4 - Loans

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $2.1 million and $2.2 million as of June 30, 2024 and December 31, 2023, respectively.

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Commercial	$83,075	$78,134
Real estate:
Construction	141,709	118,225
Mortgage-residential	113,862	94,796
Mortgage-commercial	797,573	791,947
Consumer:
Home equity	37,274	34,752
Other	15,696	16,165
Total loans, net of deferred loan fees and costs	$1,189,189	$1,134,019

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2024:

	Term Loans by year of Origination
($ in thousands)	2020	2021	2022	2023	2024	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$1,129	$21,082	$7,562	$9,223	$11,207	$8,974	$23,803	$41	$83,021
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	54	—	—	—	—	—	—	54
Total commercial	1,129	21,136	7,562	9,223	11,207	8,974	23,803	41	83,075

Current period gross write-offs	—	24	—	—	—	5	—	—	29
Real estate construction
Pass	—	4,937	40,299	53,713	9,966	6,294	26,500	—	141,709
Total real estate construction	—	4,937	40,299	53,713	9,966	6,294	26,500	—	141,709

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	10,071	5,645	33,097	31,504	9,051	8,911	867	14,111	113,257
Special mention	221	—	—	—	—	172	—	—	393
Substandard	—	—	—	—	—	212	—	—	212
Total real estate mortgage-residential	10,292	5,645	33,089	31,504	9,065	9,289	867	14,111	113,862

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	91,374	128,334	197,155	119,531	27,704	216,008	17,005	98	797,209
Special mention	—	—	—	—	—	157	—	—	157
Substandard	—	117	—	—	—	90	—	—	207
Total real estate mortgage-commercial	91,374	128,450	197,155	119,531	27,705	216,255	17,005	98	797,573

Current period gross write-offs	—	2	—	—	—	—	—	—	2

Consumer - home equity
Pass	—	—	—	—	—	—	36,104	—	36,104
Special mention	—	—	—	—	—	—	109	—	109
Substandard	—	—	—	—	—	—	1,061	—	1,061
Total consumer - home equity	—	—	—	—	—	—	37,274	—	37,274

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	148	327	832	1,570	1,735	1,253	9,814	—	15,679
Special mention	—	—	—	17	—	—	—	—	17
Substandard	—	—	—	—	—	—	—	—	—
Total consumer - other	148	327	832	1,587	1,735	1,253	9,814	—	15,696

Current period gross write-offs	—	—	—	—	—	—	36	—	36

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023:

	Term Loans by year of Origination
($ in thousands)	2019	2020	2021	2022	2023	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$1,149	$1,375	$23,226	$9,018	$12,950	$9,230	$21,033	$49	$78,030
Special mention	—	—	—	—	—	26	—	—	26
Substandard	—	—	78	—	—	—	—	—	78
Total commercial	1,149	1,375	23,304	9,018	12,950	9,256	21,033	49	78,134

Current period gross write-offs	—	20	—	—	—	—	—	—	20
Real estate construction
Pass	6,864	—	5,074	39,514	47,992	—	18,781	—	118,225
Total real estate construction	6,864	—	5,074	39,514	47,992	—	18,781	—	118,225

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	1,894	10,548	6,219	28,843	28,517	8,420	977	8,962	94,380
Special mention	—	25	—	—	—	177	—	—	202
Substandard	—	—	—	—	—	214	—	—	214
Total real estate mortgage-residential	1,894	10,573	6,219	28,843	28,517	8,811	977	8,962	94,796

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	47,962	95,120	136,892	201,380	106,125	189,983	14,038	329	791,829
Special mention	—	—	—	—	—	21	—	—	21
Substandard	—	—	—	—	—	97	—	—	97
Total real estate mortgage-commercial	47,962	95,120	136,892	201,380	106,125	190,101	14,038	329	791,947

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - home equity
Pass	—	—	—	—	—	—	33,621	—	33,621
Special mention	—	—	—	—	—	—	67	—	67
Substandard	—	—	—	—	—	—	1,064	—	1,064
Total consumer - home equity	—	—	—	—	—	—	34,752	—	34,752

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	420	203	435	1,164	2,043	902	10,982	—	16,149
Special mention	—	—	—	—	16	—	—	—	16
Substandard	—	—	—	—	—	—	—	—	—
Total consumer - other	420	203	435	1,164	2,059	902	10,982	—	16,165

Current period gross write-offs	—	—	—	—	—	—	67	—	67

The detailed activity in the allowance for credit losses and the recorded investment in loans receivable for the three and six months ended June 30, 2024:

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at March 31, 2024	$941	$1,583	$1,194	$8,021	$454	$266	$12,459
Charge-offs	(5)	—	—	(2)	—	(10)	(17)
Recoveries	1	1	—	4	2	4	12
Provision for credit losses	89	35	184	123	48	(1)	478
Balance at June 30, 2024	$1,026	$1,619	$1,378	$8,146	$504	$259	$12,932

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at December 31, 2023	$935	$1,337	$1,122	$8,146	$472	$255	$12,267
Charge-offs	(29)	—	—	(2)	—	(36)	(67)
Recoveries	2	1	18	7	5	6	39
Provision for credit losses	118	281	238	(5)	27	34	693
Balance at June 30, 2024	$1,026	$1,619	$1,378	$8,146	$504	$259	$12,932

The detailed activity in the allowance for credit losses and the recorded investment in loans receivable for the three and six months ended June 30, 2023:

($ in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Total
Balance at March 31, 2023	$996	$1,080	$790	$7,927	$424	$203	$11,336
Charge-offs	—	—	—	—	—	(27)	(27)
Recoveries	1	1	3	6	4	2	17
Provisions	15	46	68	(47)	10	52	144
Ending balance June 30, 2023	$1,012	$1,127	$861	$7,886	$438	$230	$11,554

($ in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
Balance at December 31, 2022	$849	$75	$723	$8,569	$314	$170	$636	$11,336
Adjustment to allowance for adoption of ASU 2016-13	193	1,075	32	(883)	166	39	(636)	(14)
Charge-offs	—	—	—	—	—	(36)	—	(36)
Recoveries	3	1	3	17	7	6	—	37
Provisions	(33)	(24)	103	183	(49)	51	—	231
Ending balance June 30, 2023	$1,012	$1,127	$861	$7,886	$438	$230	$—	$11,554

There were no loans modified for borrowers experiencing financial difficulty during the six months ended June 30, 2024.

The following table shows the amortized cost basis as of June 30, 2023 of the loans modified for borrowers experiencing financial difficulty segregated by loan category and describes the financial effect of the modification made for a borrower experiencing financial difficulty.

	June 30, 2023
(Dollars in thousands)	Amortized cost basis	% of Total Loan Type	Financial effect
Real Estate Mortgage Residential	201	0.27%	Deferred two monthly payments that are added to the end of the original loan term.
Total Loans	$201	$0.27%

The following tables are by loan category and present loans past due and on non-accrual status as of June 30, 2024 and December 31, 2023.

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
June 30, 2024	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$23	$4	$—	$53	$80	$82,995	$83,075
Real estate:
Construction	—	—	—	—	—	141,709	141,709
Mortgage-residential	—	237	—	—	237	113,625	113,862
Mortgage-commercial	—	21	—	117	138	797,435	797,573
Consumer:
Home equity	503	—	—	3	506	36,768	37,274
Other	65	—	—	—	65	15,631	15,696
	$591	$262	$—	$173	$1,026	$1,188,163	$1,189,189

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2023	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$19	$7	$—	$24	$50	$78,084	$78,134
Real estate:
Construction	—	—	—	—	—	118,225	118,225
Mortgage-residential	244	15	214	—	473	94,323	94,796
Mortgage-commercial	67	124	—	—	191	791,756	791,947
Consumer:
Home equity	—	—	—	3	3	34,749	34,752
Other	22	—	1	—	23	16,142	16,165
	$352	$146	$215	$27	$740	$1,133,279	$1,134,019

The following table is a summary of the Company’s non-accrual loans by major categories for the periods indicated.

	CECL
	June 30, 2024
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$53	$53
Real estate:
Construction	—	—	—
Mortgage-residential	—	—	—
Mortgage-commercial	—	117	117
Consumer:
Home equity	—	3	3
Other	—	—	—
Total	$—	$173	$173

	CECL
	December 31, 2023
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$24	$24
Real estate:
Construction	—	—	—
Mortgage-residential	—	—	—
Mortgage-commercial	—	—	—
Consumer:
Home equity	—	3	3
Other	—	—	—
Total	$—	$27	$27

The Company recognized $22,500 and $32,600 of interest income on non-accrual loans during the three and six months ended June 30, 2024, respectively.

At June 30, 2024 and December 31, 2023, $2,200 and less than $1,000 of accrued interest was written off by reversing interest income.

There were no collateral dependent loans that were individually evaluated for the six months ended June 30, 2024.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments is separately classified on the balance sheet within Other Liabilities and was $490,000 and $597,000 at June 30, 2024 and December 31, 2023, respectively.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and six months ended June 30, 2024 and June 30, 2023.

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, March 31, 2024	$512
Provision for unfunded commitments	(22)
Balance, June 30, 2024	$490

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2023	$597
Provision for unfunded commitments	(107)
Balance, June 30, 2024	$490

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, March 31, 2023	$382
Provision for unfunded commitments	47
Balance, June 30, 2023	$429

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2022	$—
Adjustment for ASU	398
Provision for unfunded commitments	31
Balance, June 30, 2023	$429

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

Loans-The valuation of loans receivable is estimated using the exit price notion which incorporates factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, individually evaluated loans and all other loans. The results are then adjusted to account for credit risk as described above.

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

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and short term investments	$111,511	$111,511	$111,511	$—	$—
Available-for-sale securities	269,918	269,918	—	269,918	—
Held-to-maturity securities	213,679	199,435	—	199,435	—
Other investments, at cost	5,029	5,029	—	—	5,029
Loans held for sale	6,701	6,701	—	6,701	—
Derivative financial instruments	2,592	2,592	—	2,592	—
Net loans receivable	1,176,257	1,114,977	—	—	1,114,977
Accrued interest receivable	5,901	5,901	5,901	—	—
Financial liabilities:
Non-interest bearing demand	$460,391	$460,391	$—	$460,391	$—
Interest bearing demand deposits and money market accounts	719,158	719,158	—	719,158	—
Savings	111,273	111,273	—	111,273	—
Time deposits	313,706	306,695	—	306,695	—
Total deposits	1,604,528	1,597,517	—	1,597,517	—
Federal Home Loan Bank Advances	50,000	50,000	—	50,000	—
Short term borrowings	59,286	59,286	—	59,286	—
Junior subordinated debentures	14,964	13,042	—	13,042	—
Accrued interest payable	5,958	5,958	5,958	—	—

	December 31, 2023
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$94,695	$94,695	$94,695	$—	$—
Available-for-sale securities	282,226	282,226	—	282,226	—
Held-to-maturity securities	217,170	205,518	—	205,518	—
Other investments, at cost	6,800	6,800	—	—	6,800
Loans held for sale	4,433	4,433	—	4,433	—
Derivative financial instruments	1,069	1,069	—	1,069	—
Net loans receivable	1,121,752	1,088,053	—	—	1,088,053
Accrued interest receivable	5,869	5,869	5,869	—	—
Financial liabilities:
Non-interest bearing demand	$432,333	$432,333	$—	$432,333	$—
Interest bearing demand deposits and money market accounts	707,434	707,434	—	707,434	—
Savings	118,623	118,623	—	118,623	—
Time deposits	252,611	252,137	—	252,137	—
Total deposits	1,511,001	1,510,527	—	1,510,527	—
Federal Home Loan Bank Advances	90,000	90,000	—	90,000	—
Short term borrowings	62,863	62,863	—	62,863	—
Junior subordinated debentures	14,964	13,123	—	13,123	—
Accrued interest payable	3,575	3,575	3,575	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2024 and December 31, 2023 that are measured on a recurring basis. There were no liabilities carried at fair value as of June 30, 2024 or December 31, 2023 that are measured on a recurring basis.

(Dollars in thousands)	June 30, 2024
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury Securities	$13,113	$—	$13,113	$—
Government Sponsored Enterprises	2,118	—	2,118	—
Mortgage-backed securities	233,245	—	233,245	—
Small Business Administration pools	13,840	—	13,840	—
Corporate and other securities	7,602	—	7,602	—
Total Available-for-sale securities	269,918	—	269,918	—
Derivative financial instruments	2,592		2,592
Loans held for sale	6,701	—	6,701	—
Total	$279,211	$—	$279,211	$—

(Dollars in thousands)	December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury Securities	$18,346	$—	$18,346	$—
Government Sponsored Enterprises	2,129	—	2,129	—
Mortgage-backed securities	238,159	—	238,159	—
Small Business Administration pools	15,721	—	15,721	—
Corporate and other securities	7,871	—	7,871	—
Total Available-for-sale securities	282,226	—	282,226	—
Derivative financial instruments	1,069		1,069
Loans held for sale	4,433	—	4,433	—
Total	$287,728	$—	$287,728	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2024 and December 31, 2023 that are measured on a non-recurring basis. There were no Level 3 financial instruments for the three months ended June 30, 2024 and 2023 measured on a recurring basis.

(Dollars in thousands)	June 30, 2024
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:
Construction	145	—	—	145
Mortgage-commercial	399	—	—	399
Total other real estate owned	544	—	—	544
Total	$544	$—	$—	$544

(Dollars in thousands)	December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:
Construction	145	—	—	145
Mortgage-commercial	477	—	—	477
Total other real estate owned	622	—	—	622
Total	$622	$—	$—	$622

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

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of June 30, 2024	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$544	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2023	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$622	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 6 - Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Non-interest bearing demand deposits	$460,391	$432,333
Interest bearing demand deposits and money market accounts	719,158	707,434
Savings	111,273	118,623
Time deposits of $250,000 or less	246,318	207,233
Time deposits greater than $250,000	67,388	45,378
Total deposits	$1,604,528	$1,511,001

Time deposits of $250,000 or less include $42.8 million and $48.1 million in brokered deposits as of June 30, 2024 and December 31, 2023, respectively.

Total uninsured deposits were $460.0 million and $436.6 million at June 30, 2024 and December 31, 2023, respectively. Included in uninsured deposits at June 30, 2024 and December 31, 2023 were $93.6 million and $82.8 million of collateralized public funds, respectively.

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

The following tables present selected financial information for the Company’s reportable business segments for the three and six months ended June 30, 2024 and June 30, 2023.

(Dollars in thousands)	Commercial		Investment
Three months ended June 30, 2024	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$20,259	$1,663	$—	$1,376	$(1,367)	$21,931
Interest expense	8,298	631	—	308	—	9,237
Net interest income	$11,961	$1,032	$—	$1,068	$(1,367)	$12,694
Provision for credit losses	329	125	—	—	—	454
Noninterest income	1,477	657	1,508	—	—	3,642
Noninterest expense	9,460	972	1,014	397	—	11,843
Net income before taxes	$3,649	$592	$494	$671	$(1,367)	$4,039
Income tax provision (benefit)	919	—	—	(145)	—	774
Net income	$2,730	$592	$494	$816	$(1,367)	$3,265

(Dollars in thousands)	Commercial		Investment
Three months ended June 30, 2023	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$16,692	$796	$—	$1,338	$(1,329)	$17,497
Interest expense	4,851	216	—	293	—	5,360
Net interest income	$11,841	$580	$—	$1,045	$(1,329)	$12,137
Provision for credit losses	75	111	—	—	—	186
Noninterest income	1,597	373	1,081	—	—	3,051
Noninterest expense	8,729	913	763	350	—	10,755
Net income before taxes	$4,634	$(71)	$318	$695	$(1,329)	$4,247
Income tax provision (benefit)	1,053	—	—	(133)	—	920
Net income	$3,581	$(71)	$318	$828	$(1,329)	$3,327

(Dollars in thousands)	Commercial		Investment
Six months ended June 30, 2024	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$40,058	$3,110	$—	$2,755	$(2,736)	$43,187
Interest expense	16,609	1,191	—	616	—	18,416
Net interest income	$23,449	$1,919	$—	$2,139	$(2,736)	$24,771
Provision for credit losses	319	264	—	—	—	583
Noninterest income	2,876	1,084	2,866	—	—	6,826
Noninterest expense	19,154	1,804	1,938	752	—	23,648
Net income before taxes	$6,852	$935	$928	$1,387	$(2,736)	$7,366
Income tax provision (benefit)	1,802	—	—	(298)	—	1,504
Net income (loss)	$5,050	$935	$928	$1,685	$(2,736)	$5,862

(Dollars in thousands)	Commercial		Investment
Six months ended June 30, 2023	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$31,923	$1,447	$—	$2,658	$(2,641)	$33,387
Interest expense	7,984	345	—	564	—	8,893
Net interest income	$23,939	$1,102	$—	$2,094	$(2,641)	$24,494
Provision for credit losses	74	182	—	—	—	256
Noninterest income	2,948	530	2,148	—	—	5,626
Noninterest expense	17,280	1,699	1,514	698	—	21,191
Net income before taxes	$9,533	$(249)	$634	$1,396	$(2,641)	$8,673
Income tax provision (benefit)	2,146	—	—	(263)	—	1,883
Net income (loss)	$7,387	$(249)	$634	$1,659	$(2,641)	$6,790

The table below presents total assets for the Company’s reportable business segments as of June 30, 2024 and December 31, 2023.

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of June 30, 2024	$1,757,350	$126,256	$2	$174,499	$(173,263)	$1,884,844
Total Assets as of December 31, 2023	$1,727,245	$99,310	$5	$174,468	$(173,340)	$1,827,688

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

The interest rate swap had a notional amount of $150.0 million at June 30, 2024 and December 31, 2023 and a fair value of $2.6 million and $1.1 million at June 30, 2024 and December 31, 2023, respectively. All changes in fair value are recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

Note 9 - Leases

The Company has operating leases on four of its facilities. These leases commenced prior to 2022 except for one, “the new lease,” which commenced on January 1, 2023 and has a lease term of sixty-nine months with a discount rate of 3.87%. The Right-of-Use (“ROU”) asset and lease liability associated with the new lease were recognized at lease commencement by calculating the present value of lease payments over the lease term. An ROU asset of $823,800 and a lease liability of $824,600 were recognized upon commencement of the new lease. The four leases, including the new lease, have maturities ranging from May 2027 to December 2038, some of which include extensions of multiple five-year terms. The following tables present information about the Company’s leases:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Right-of-use assets	$3,095	$3,248
Lease liabilities	$3,287	$3,426
Weighted average remaining lease term	11.36 years	11.70 years
Weighted average discount rate	4.30%	4.29%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Operating lease cost	$112.1	$111.5	$224.2	$223.0
Cash paid for amounts included in the measurement of lease liabilities	$105.4	$102.8	$210.6	$205.4

The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2024.

(Dollars in thousands)
Year	Operating Leases
2024	$213
2025	434
2026	444
2027	422
2028	364
Thereafter	2,344
Total undiscounted lease payments	$4,221
Less effect of discounting	(934)
Present value of estimated lease payments (lease liability)	$3,287

Note 10 - Accumulated Other Comprehensive Loss

The following table presents the changes in each component or accumulated other comprehensive loss net of tax, for the six months ended June 30, 2024.

(Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	(17,135)	(11,056)	(28,191)
Other comprehensive loss	224	—	224
Amortization of unrealized loss on securities transferred to held-to-maturity	—	679	679
Net other comprehensive income (loss) during period	224	679	903
Balance at June 30, 2024	(16,911)	(10,377)	(27,288)

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

Management has reviewed events occurring through the date the financial statements were available to be issued and no other subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of June 30, 2024.

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

Overview

The following discussion describes our results of operations for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 and analyzes our financial condition as of June 30, 2024 as compared to December 31, 2023. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb our estimate of expected credit losses on existing loans that may become uncollectible. We establish and maintain this allowance by recording a provision for or release of credit losses against our earnings. In the following section, we have included a detailed discussion of this process.

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

Effective July 1, 2024, J. Ted Nissen became the Chief Executive Officer of the Bank while still retaining in the role of President and he also joined the Company’s and the Bank’s boards of directors. Michael C. Crapps continues in his role as President and Chief Executive Officer of the Company. In his role as Chief Executive Officer of the Bank, Mr. Nissen is responsible for the leadership of day-to-day operations of the Bank including its mortgage and financial planning lines of business. Mr. Crapps will continue to focus on board governance, investor relations, strategy development and growth decisions, client retention and prospecting, and leadership development.

Effective December 31, 2024, Tanya A. Butts intends to retire from her roles as Executive Vice President and Chief Operations/Risk Officer of the Company and Bank. The search for her successor is in process and it is anticipated that there will be an opportunity for an overlap to ensure a smooth transition.

On June 27, 2024, we closed our banking office located at 771 Broad Street in downtown Augusta, Georgia. We have three other banking offices in the Central Savannah River Area (CRSA) including locations in Augusta and Evans, Georgia and in Aiken, South Carolina. Cost savings are estimated to be approximately $327,000 annually on a go-forward basis.

Recent Industry Events

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments, deposits and borrowings through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member banks’ deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. During 2023, market interest rates increased 1.00% due to an increase in inflation. The target range of federal funds was 5.25% - 5.50% at June 30, 2024 compared to 5.00% - 5.25% at June 30, 2023. Changes in market interest rates can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. Furthermore, changes in market interest rates can have a significant impact on the level of mortgage originations and related mortgage banking income.

During 2023, concerns arose with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed receiver of Silicon Valley Bank. On March 11, 2023, Signature Bank was similarly closed and placed into receivership and concurrently the Federal Reserve Board announced it will make available additional funding to eligible depository institutions to assist eligible banking organizations with potential liquidity needs. On May 1, 2023, First Republic Bank was closed and its assets were seized. For almost a year, regulatory agencies had not closed any further banks with assets greater than $150 million since the closure of First Republic Bank; however, on April 26, 2024, Republic First Bank closed and was taken over by the FDIC, which simultaneously announced that Fulton Bank would acquire the assets and deposits of Republic First Bank. While our business, balance sheet, and depositor profile differ substantially from banking institutions that are the focus of the greatest scrutiny, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of our common stock and potentially our results of operations. These bank failures have created market volatility for the financial sector; however, the ultimate ramifications of these events have yet to be seen but will likely result in continued increases in FDIC assessments and may result in additional bank failures throughout the remainder of 2024. These events have not caused any significant changes in deposit balances at the Company since the date of the balance sheet.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our unaudited consolidated financial statements as of June 30, 2024 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 21, 2024.

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

Comparison of Results of Operations for Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Net Income

Our net income for the three months ended June 30, 2024 decreased $62,000 to $3.3 million, or $0.42 diluted earnings per common share, as compared to $3.3 million, or $0.43 diluted earnings per common share, for the three months ended June 30, 2023. The $62,000 decline in net income between the two periods is primarily due to a $268,000 increase in provision for credit losses and a $1.1 million increase in total non-interest expense, partially offset by a $557,000 increase in net interest income, a $591,000 increase in total non-interest income, and a $146,000 decrease in income tax expense.

•	The $557,000 increase in net interest income results from a $127.1 million increase in average earning assets between the two periods, partially offset by an eight basis point decline in net interest margin.

•	The $454,000 provision for credit losses during the three months ended June 30, 2024 consists of $328,000 related to growth in the loan portfolio ($31.9 million increase in loans held-for-investment, which was partially offset by a $7.3 million decrease in unfunded commitments net of unconditionally cancellable commitments) and the remainder primarily due to a slight extension in the average life of the loan portfolio due to lower loan prepayments.

•	The $591,000 increase in non-interest income is primarily related to increases in deposit service charges of $15,000, increases in mortgage banking income of $288,000, increases in investment advisory fees and non-deposit commissions of $427,000, partially offset by decreases of $105,000 in gain on sale of other assets and $26,000 in non-recurring income. Non-recurring income of $95,000 during the three months ended June 30, 2024 is related to a gain on insurance proceeds of $101,000 partially offset by a loss on disposition of assets on the closing of our downtown Augusta, Georgia banking office of $6,000. Non-recurring income of $121,000 during the three months ended June 30, 2023 is related to a bank owned life insurance claim of $93,000 and gains on insurance proceeds of $28,000.

•	The $1.1 million increase in non-interest expense is primarily due to an increase of $795,000 in salaries and employee benefits, an increase of $81,000 in FDIC insurance assessments, an increase of $120,000 in other real estate expense, an increase of $72,000 in software subscriptions and services, an increase of $50,0000 in telephone expense, an increase of $178,000 in legal and professional fees, and an increase of $46,000 in shareholder expense partially offset by a decrease of $75,000 in occupancy fees, a decrease of $60,000 in equipment expense, a decrease of $112,000 in marketing and public relations costs, and a decrease of $55,000 in loan processing and closing costs.

•	Our effective tax rate was 19.16% during the three months ended June 30, 2024 compared to 21.66% during the three months ended June 30, 2023. The reduction in the effective tax rate during the three months ended June 30, 2024 is due to a non-recurring adjustment of $149,000.

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

Net interest income increased $557,000, or 4.6%, to $12.7 million for the three months ended June 30, 2024 from $12.1 million for the three months ended June 30, 2023. Our net interest margin decreased by eight basis points to 2.92% during the three months ended June 30, 2024 from 3.00% during the three months ended June 30, 2023. Our net interest margin, on a taxable equivalent basis, was 2.93% for the three months ended June 30, 2024 compared to 3.02% for the three months ended June 30, 2023. Average earning assets were $1.7 billion for the three months ended June 30, 2024 and $1.6 billion in the same period of 2023.

•	The $557,000 increase in net interest income results from a $127.1 million increase in average earning assets between the two periods, partially offset by an eight basis point decline in net interest margin.

•	The increase in average earning assets was primarily due to a $161.1 million increase in loans and a $37.4 million increase in interest bearing deposits in other banks, partially offset by a $71.4 million decrease in total securities.

•	The increase in our earning asset yield was due to a change in the mix of our earning assets from lower yielding securities to higher yielding loans and short-term investments, which resulted in a higher percentage of earning assets in higher yielding loans and short-term investments, due to an increase in market interest rates, and due to a pay-fixed/receive-floating interest rate swap (the “Pay-Fixed Swap Agreement”) described below.

•	Investment securities represented 28.1% of average total earning assets for the three months ended June 30, 2024 compared to 34.7% during the same period in 2023. This decline was primarily due to the sale of $39.9 million of book value U.S. Treasuries in our available-for-sale investment securities portfolio during the third quarter of 2023 and normal principal cash flows from the investment securities portfolio.
•	Short-term investments represented 4.6% of average total earning assets for the three months ended June 30, 2024 compared to 2.6% during the same period in 2023.

•	Loans represented 67.4% of average total earning assets for the three months ended June 30, 2024 compared to 62.7% during the same period in 2023.

•	During 2022 and 2023, market interest rates increased due to an increase in inflation. The target range of federal funds was 5.25% - 5.50% at June 30, 2024 compared to 5.00% - 5.25% at June 30, 2023.
•	Effective May 5, 2023, we entered into Pay-Fixed Swap Agreement for a notional amount of $150.0 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Pay-Fixed Swap Agreement will mature on May 5, 2026 and we will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate. This interest rate swap positively impacted interest on loans by $668,000 during the three months ended June 30, 2024, compared to a positive impact of interest on loans of $336,000 during the three months ended June 30, 2023. Loan yields and net interest margin both benefited during the three months ended June 30, 2024 with an increase of 24 basis points and 16 basis points, respectively. Loan yields and net interest margin both benefited during the three months ended June 30, 2023 with an increase of eight basis points and 14 basis points, respectively.

Average loans increased $161.1 million, or 15.8%, to $1.2 billion for the three months ended June 30, 2024 from $1.0 billion for the same period in 2023. Average loans represented 67.4% of average earning assets during the three months ended June 30, 2024 compared to 62.7% of average earning assets during the same period in 2023. Our loan (including loans held-for-sale) to deposit ratio on average during the three months ended June 30, 2024 was 75.1%, as compared to 72.2% during same period in 2023. The loan to deposit ratio (including loans held-for-sale) increased to 74.5% at June 30, 2024 as compared to 73.5% at June 30, 2023. The yield on loans increased 74 basis points to 5.60% during the three months ended June 30, 2024 from 4.86% during the same period in 2023 due to an increase in market interest rates and the Pay-Fixed Swap Agreement.

Average securities for the three months ended June 30, 2024 decreased $71.4 million, or 12.7%, to $491.2 million from $562.7 million during the same period in 2023. Short-term investments and CDs increased $37.4 million to $80.0 million during the three months ended June 30, 2024 from $42.6 million during the same period in 2023. The increase in short-term investments was due to our decision to hold excess liquidity in interest bearing deposits at the Federal Reserve Bank. The yield on our securities portfolio increased to 3.66% for the three months ended June 30, 2024 from 3.27% for the same period in 2023. The yield on our short-term investments declined to 5.32% for the three months ended June 30, 2024 from 5.58%.

The yields on earning assets for the three months ended June 30, 2024 and 2023 were 5.04% and 4.33%, respectively.

The cost of interest-bearing liabilities was 2.94% during the three months ended June 30, 2024 compared to 1.88% during the same period in 2023. The cost of deposits, including demand deposits, was 1.98% during the three months ended June 30, 2024 compared to 97 basis points during the same period in 2023. The cost of funds, including demand deposits, was 2.17% during the three months ended June 30, 2024 compared to 1.34% during the same period in 2023. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) plus customer cash management repurchase agreements as these accounts tend to be low-cost funding and assist us in controlling our overall cost of funds. During the three months ended June 30, 2024, pure deposits plus customer cash management repurchase agreements averaged 82.9% of total deposits plus customer cash management repurchase agreements as compared to 91.7% during the same period of 2023. This reduction is related to a higher rate of growth in our certificates of deposit compared to pure deposits due to the higher interest rate environment and strong loan growth. The growth in certificates of deposit is related to both customer certificates of deposit and brokered certificates of deposit. We began issuing brokered certificates of deposit during the third quarter of 2023 to supplement our funding mix. As of June 30, 2024, we had $42.9 million in brokered certificates of deposit ranging in initial terms from one year to three years, with the three year term callable after six months. We had $48.1 million and zero in brokered certificates of deposit at December 31, 2023 and at June 30, 2023, respectively.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Three months ended June 30, 2024			Three months ended June 30, 2023
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans(1)	$1,178,342	$16,400	5.60%	$1,017,215	$12,314	4.86%
Non-taxable securities	48,982	359	2.95%	50,729	368	2.91%
Taxable securities	442,205	4,114	3.74%	511,900	4,223	3.31%
Int bearing deposits in other banks	79,956	1,057	5.32%	42,576	592	5.58%
Fed funds sold	40	1	10.05%	—	—	NA %
Total earning assets	$1,749,525	$21,931	5.04%	$1,622,420	$17,497	4.33%
Cash and due from banks	23,636			25,490
Premises and equipment	30,469			31,320
Goodwill and other intangibles	15,181			15,339
Other assets	55,810			54,074
Allowance for credit losses - investments	(29)			(42)
Allowance for credit losses - loans	(12,583)			(11,557)
Total assets	$1,862,009			$1,737,044

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$303,825	$809	1.07%	$313,627	$374	0.48%
Money market accounts	400,656	3,344	3.36%	359,274	2,230	2.49%
Savings deposits	113,620	113	0.40%	133,823	60	0.18%
Time deposits	308,164	3,454	4.51%	149,899	728	1.95%
Fed funds purchased	6	—	0.00%	181	2	4.43%
Securities sold under agreements to repurchase	68,591	497	2.91%	70,582	363	2.06%
FHLB Advances	55,604	712	5.15%	103,682	1,310	5.07%
Other long-term debt	14,964	308	8.28%	14,964	293	7.85%
Total interest-bearing liabilities	$1,265,430	$9,237	2.94%	$1,146,032	$5,360	1.88%
Demand deposits	443,674			452,508
Allowance for credit losses - unfunded commitments	512			382
Other liabilities	18,664			13,943
Shareholders’ equity	133,729			124,179
Total liabilities and shareholders’ equity	$1,862,009			$1,737,044

Cost of deposits, including demand deposits			1.98%			0.97%
Cost of funds, including demand deposits			2.17%			1.34%
Net interest spread			2.10%			2.45%
Net interest income/margin		$12,694	2.92%		$12,137	3.00%
Net interest income/margin (tax equivalent)(2)		$12,733	2.93%		$12,213	3.02%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held for sale.
(2)	Based on a 21.0% marginal tax rate.

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect related to volume and rate which cannot be separately identified, has been allocated proportionately, to the change due to volume and the change due to rate.

	Three Months Ended June 30,
	2024 versus 2023
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$2,098	$1,988	$4,086
Non-taxable securities	(13)	4	(9)
Taxable securities	(612)	503	(109)
Interest bearing deposits in other banks	495	(30)	465
Federal Funds sold	1	—	1
Total interest income	$1,969	$2,465	$4,434

Interest expense:
Interest-bearing transaction accounts	(12)	447	435
Money market accounts	278	836	1,114
Savings deposits	(10)	63	53
Time deposits	1,216	1,510	2,726
Federal Funds purchased	(1)	(1)	(2)
Securities sold under agreements to repurchase	(10)	144	134
FHLB Advances	(615)	17	(598)
Other long-term debt	—	15	15
Total interest expense	$846	$3,031	$3,877
Net interest income	$1,123	$(566)	$557

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended June 30, 2024 increased $591,000 to $3.6 million from $3.1 million during the same period in 2023. The increase in non-interest income was primarily related to increases of $288,000 in mortgage banking income and $427,000 in investment advisory fees and non-deposit commissions, partially offset by decreases of $105,000 in gain on sale of other assets and $26,000 in non-recurring income.

Mortgage banking income increased $288,000 to $659,000 during the three months ended June 30, 2024 from $371,000 during the same period in 2023. Total production in the mortgage line of business in the three months ended June 30, 2024 was $49.0 million, which was comprised of $22.7 million in secondary market loans, $14.6 million in adjustable rate mortgages (ARMs), and $11.7 million in commitments for new construction residential real estate loans. Fee revenue from the mortgage line of business was $659,000 for the three months ended June 30, 2024, which includes $655,000 associated with the secondary market loans with a gain-on-sale margin of 2.89%. This compares to production year-over-year of $32.3 million which was comprised of $12.9 million in secondary market loans, $5.7 million in ARMs, and $13.7 million in commitments for new construction residential real estate loans during the three months ended June 30, 2023. Fee revenue associated with the secondary market loans during the three months ended June 30, 2023 was $371,000 with a gain-on-sale margin of 3.07%.

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

Investment advisory fees rose $427,000 to $1.5 million during the three months ended June 30, 2024 from $1.1 million during the same period in 2023. Total assets under management increased to $865.6 million at June 30, 2024 compared to $755.4 million at December 31, 2023 and $675.4 million at June 30, 2023. Our net new assets were $6.9 million during the three months ended June 30, 2024. Furthermore, our investment performance for the three months ended June 30, 2024 was 3.1% compared to 3.9% for the S&P 500; and our investment performance for the 12-month period ended June 30, 2024 was 22.0% compared to 22.7% for the S&P 500.

Gain on sale of other assets declined $105,000 to zero during the three months ended June 30, 2024 from $105,000 during the same period in 2023 due to a sale of other real estate owned during the three months ended June 30, 2023.

Other non-recurring income declined $26,000 to $95,000 during the three months ended June 30, 2024 from $121,000 during the same period in 2023. Non-recurring income of $95,000 during the three months ended June 30, 2024 is related to a gain on insurance proceeds of $101,000 partially offset by a loss on disposition of assets on the closing of our downtown Augusta, Georgia banking office of $6,000. Non-recurring income of $121,000 during the three months ended June 30, 2023 is related to a bank owned life insurance claim of $93,000 and gains on insurance proceeds of $28,000.

The following table shows the components of non-interest income for the three-month periods ended June 30, 2024 and June 30, 2023.

(Dollars in thousands)	Three months ended June 30,
	2024	2023
Deposit service charges	$235	$220
Mortgage banking income	659	371
Investment advisory fees and non-deposit commissions	1,508	1,081
ATM debit card income	698	720
Gain on sale of other assets		105
Recurring income on bank owned life insurance	197	183
Non-recurring income	95	121
Rental income	91	95
Other service fees including safe deposit box fees	59	56
Wire transfer fees	30	30
Other	70	69
	$3,642	$3,051

Non-interest expense increased $1.1 million during the three months ended June 30, 2024 to $11.8 million compared to $10.8 million during the same period in 2023. The $1.1 million increase in non-interest expense is primarily due to increases in salaries and employee benefits, FDIC insurance assessments, other real estate expense, and other expense partially offset by decreases in occupancy, equipment, and marketing and public relations.

•	Salary and benefits expense increased $795,000 to $7.3 million during the three months ended June 30, 2024 from $6.5 million during the same period in 2023. This increase is primarily a result of normal salary adjustments and higher mortgage banking and financial planning and investment advisory commissions. We had 258 full-time employees and 10 part-time employees at June 30, 2024 compared to 258 full-time employees and seven part-time employees at June 30, 2023.
•	FDIC assessments increased $81,000 to $302,000 during the three months ended June 30, 2024 compared to $221,000 during the same period in 2023 due to an increase in our FDIC assessment rate and our assets.
•	Other real estate expenses increased $120,000 to $90,000 during the three months ended June 30, 2024 from $30,000 in contra expenses or credits during the same period in the prior year primarily due to a reversal in accruals for real estate taxes on a non-accrual loan in the prior year period, which were either paid by the borrower or recovered as a result of the sale of the real estate; and due to a $78,000 write-down of an other real estate owned property.
•	Other non-interest expense increased 340,000 to $2.8 million during the three months ended June 30, 2024 from $2.5 million during the same period in 2023.
-	ATM/debit card processing increased $35,000 to $299,000 from $264,000 primarily due to a debit card marketing campaign and enhanced technology.
-	Software subscriptions and services increased $72,000 to $320,000 from $248,000 primarily due to new subscriptions and services and higher renewal prices.
-	Telephone expense increased $50,000 to $153,000 from $103,000 due to a change in our telecommunications vendor, which resulted in paying two vendors for a period of time, and due to a $29,000 write-off of the remainder of a contract related to the closing of our downtown Augusta, Georgia banking office.
-	Legal and professional fees increased $178,000 to $400,000 from $222,000 due to higher legal and audit expenses.
-	Shareholder expense increased $47,000 to $97,000 from $50,000 due to higher printing and filing expenses.
-	Loan processing and closing costs declined $55,000 to $63,000 from $118,000 primarily due to fees paid for a home equity campaign in 2023.
•	Occupancy fees declined $75,000 to $738,000 during the three months ended June 30, 2024 from $813,000 during the same period in 2023 primarily due to lower building and yard maintenance costs.

•	Equipment expense declined $60,000 to $317,000 during the three months ended June 30, 2024 from $377,000 during the same period in 2023 primarily due to lower security expenses.
•	Marketing and public relations costs declined $112,000 to $258,000 during the three months ended June 30, 2024 from $370,000 during the same period in 2023 primarily due to the timing of planned media production and campaigns. Marketing expenses, while planned and budgeted on an annual basis, can vary significantly between quarters depending on the needs of the company.

The following table shows the components of non-interest expense for the three-month periods ended June 30, 2024 and June 30, 2023.

(Dollars in thousands)	Three months ended June 30,
	2024	2023
Salaries and employee benefits	$7,303	$6,508
Occupancy	738	813
Equipment	317	377
Marketing and public relations	258	370
FDIC insurance assessments	302	221
Other real estate expense	90	(30)
Amortization of intangibles	39	40
Core banking and electronic processing and services*	630	628
ATM/debit card processing	299	264
Software subscriptions and services	320	248
Supplies	34	38
Telephone	153	103
Courier	77	69
Correspondent services	81	86
Insurance	97	93
Debit card and fraud losses	53	43
Investment advisory services	78	74
Loan processing and closing costs	63	118
Director fees	155	155
Legal and professional fees	400	222
Shareholder expense	97	50
Other	259	265
Total	$11,843	$10,755

*	Core banking and electronic processing and services includes core processing, bill payment, online banking, remote deposit capture, wire processing services and postage costs for mailing customer notices and statements.

Income Tax Expense

We incurred income tax expense of $774,000 and $920,000 for the three months ended June 30, 2024 and 2023, respectively. Our effective tax rate was 19.16% and 21.66% for the three months ended June 30, 2024 and 2023, respectively. The reduction in the effective tax rate was due to a non-recurring adjustment of $249,000 during the three months ended June 30, 2024.

Comparison of Results of Operations for Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Net Income

Our net income for the six months ended June 30, 2024 decreased $928,000 to $5.9 million, or $0.76 diluted earnings per common share, from $6.8 million, or $0.89 diluted earnings per common share for the six months ended June 30, 2023. The decrease in net income between the two periods is primarily due to a $327,000 increase in provision for credit losses and a $2.5 million increase in total non-interest expense, partially offset by a $277,000 increase in net interest income, a $1.2 million increase in total non-interest income, and a $379,000 decrease in income tax expense.

•	The $277,000 increase in net interest income results from an increase of $145.6 million in average earning assets, partially offset by a reduction of 23 basis points in the net interest margin between the two periods.

•	The $583,000 provision for credit losses during the six months ended June 30, 2024 is primarily related to a $55.2 million increase in loans held-for-investment, a slight extension in the average life of the loan portfolio due to lower loan prepayments, and $27,000 in net charge-offs partially offset by 3.5 basis points of reduction in our qualitative factors primarily related to our forecast alternative scenarios qualitative factor and a $25.2 million reduction in our unfunded commitments net of unconditionally cancellable commitments. The $256,000 provision for credit losses during the six months ended June 30, 2023 is primarily related to a $51.3 million increase in loans held-for-investment, increases in our qualitative factors related to our new residential construction mortgage team and product and forecast alternative scenarios, partially offset by $1,000 in net recoveries and a reduction on our qualitative factor related to past due, rated, and non-accrual loans due to a $4.8 million reduction in non-accrual loans.

•	The $1.2 million increase in non-interest income is primarily related to increases in deposit service charges of $42,000, increases in mortgage banking income of $558,000, increases in investment advisory fees and non-deposit commissions of $718,000, partially offset by decreases of $105,000 in gain on sale of other assets and $26,000 in non-recurring income. Non-recurring income of $95,000 during the six months ended June 30, 2024 is related to a gain on insurance proceeds of $101,000 partially offset by a loss on disposition of assets on the closing of our downtown Augusta, Georgia banking office of $6,000. Non-recurring income of $121,000 during the six months ended June 30, 2023 is related to a bank owned life insurance claim of $93,000 and gains on insurance proceeds of $28,000.

•	Non-interest expense increased $2.5 million primarily due to an increase of $1.6 million in salaries and employee benefits, an increase of $108,000 in marketing and public relations, an increase of $177,000 in FDIC insurance assessment, an increase of $265,000 in other real estate expense, an increase of $81,000 in ATM/debit card processing, an increase of $136,000 in software subscriptions and services, an increase of $99,000 in telephone expense, an increase of $215,000 in legal and professional fees, and an increase of $47,000 in shareholder expense, partially offset by a decrease of $115,000 in occupancy fees, a decrease of $66,000 in equipment expense, and a decrease of $50,000 in loan processing and closing costs.

•	Our effective tax rate was 20.42% during the six months ended June 30, 2024 compared to 21.71% during the six months ended June 30, 2022. The reduction in the effective tax rate was due to a non-recurring adjustment of $149,000 during the six months ended June 30, 2024.

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

Net interest income increased $277,000, or 1.1%, to $24.8 million for the six months ended June 30, 2024 from $24.5 million for the six months ended June 30, 2023. Our net interest margin decreased by 23 basis points to 2.85% during the six months ended June 30, 2024 from 3.08% during the six months ended June 30, 2023. Our net interest margin, on a taxable equivalent basis, was 2.86% for the six months ended June 30, 2024 compared to 3.10% for the six months ended June 30, 2023. Average earning assets increased $145.6 million, or 9.1%, to $1.7 billion for the six months ended June 30, 2024 compared to $1.6 billion in the same period of 2023.

•	The $277,000 increase in net interest income results from increases of $145.6 million in average earning assets, partially offset by a reduction of 23 basis points in the net interest margin between the two periods.

•	The increase in average earning assets was primarily due to a $161.9 million increase in loans and a $52.3 million increase in interest bearing deposits in other banks, partially offset by a $68.6 million decrease in total securities.

•	The increase in our earning asset yield was due to a change in the mix of our earning assets from lower yielding securities to higher yielding loans and short-term investments, which resulted in a higher percentage of earning assets in higher yielding loans and short-term investments, due to the higher market interest rate environment, and due to a pay-fixed/receive-floating interest rate swap (the “Pay-Fixed Swap Agreement”) described below.
o	Investment securities represented 28.3% of average total earning assets for the six months ended June 30, 2024 compared to 35.2% during the same period in 2023.
o	Short-term investments represented 5.1% of average total earning assets for the six months ended June 30, 2024 compared to 2.3% during the same period in 2023.
o	Loans represented 66.6% of average total earning assets for the six months ended June 30, 2024 compared to 62.5% during the same period in 2023.
o	During 2022 and 2023, market interest rates increased due to an increase in inflation. The target range of federal funds was 5.25% - 5.50% at June 30, 2024 compared to 5.00% - 5.25% at June 30, 2023
o	Effective May 5, 2023, we entered into Pay-Fixed Swap Agreement for a notional amount of $150.0 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Pay-Fixed Swap Agreement will mature on May 5, 2026 and we will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate. This interest rate swap positively impacted interest on loans by $1.3 million during the six months ended June 30, 2024. Loan yields and net interest margin both benefited during the six months ended June 30, 2024 with an increase of 24 basis points and 16 basis points, respectively. During the six months ended June 30, 2023, the interest rate swap positively impacted interest on loans by $336,000, and loan yields and net interest margin both benefited, with an increase of six and four basis points, respectively.

Average loans increased $161.9 million, or 16.2%, to $1.2 billion for the six months ended June 30, 2024 from $1.0 billion for the same period in 2023. Our loan (including loans held-for-sale) to deposit ratio on average during the six months ended June 30, 2024 was 75.3%, as compared to 71.8% during the same period in 2023. Our average growth in loans during the six months ended June 30, 2024 from the same period in 2023 of $161.9 million exceeded our increase in deposits of $150.2 million during the same period. The yield on loans increased 80 basis points to 5.52% during the six months ended June 30, 2024 from 4.72% during the same period in 2023 due to an increase in market interest rates and the Pay-Fixed Swap Agreement.

Average securities for the six months ended June 30, 2024 declined $68.6 million, or 12.2%, to $495.3 million from $563.9 million during the same period in 2023. The decline in securities was due to the deployment of lower yielding securities into higher yielding loans. Short-term investments increased $52.3 million to $88.7 million during the six months ended June 30, 2024 from $36.4 million during the same period in 2023. The increase in short-term investments was due to our decision to hold excess liquidity in interest bearing deposits at the Federal Reserve Bank. The yield on our securities portfolio increased to 3.66% for the six months ended June 30, 2024 from 3.23% for the same period in 2023. The yield on our short-term investments increased to 5.03% for the six months ended June 30, 2024 from 4.92% for the same period in 2023.

The yields on earning assets for the six months ended June 30, 2024 and 2023 were 4.97% and 4.20%, respectively.

The cost of interest-bearing liabilities was 2.91% during the six months ended June 30, 2024 compared to 1.59% during the same period in 2023. The cost of deposits, including demand deposits, was 1.94% during the six months ended June 30, 2024 compared to 78 basis points during the same period in 2023. The cost of funds, including demand deposits, was 2.17% during the six months ended June 30, 2024 compared to 1.14% during the same period in 2023. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) plus customer cash management repurchase agreements as these accounts tend to be low-cost funding and assist us in controlling our overall cost of funds. During the six months ended June 30, 2024, pure deposits plus customer cash management repurchase agreements averaged 83.5% of total deposits plus customer cash management repurchase agreements as compared to 92.0% during the same period of 2023. This reduction is related to a higher rate of growth in our certificates of deposit compared to pure deposits due to the higher interest rate environment and strong loan growth. The growth in certificates of deposit is related to both customer certificates of deposit and brokered certificates of deposit. We began issuing brokered certificates of deposit during the third quarter of 2023 to supplement our funding mix. As of June 30, 2024, we had $42.9 million in brokered certificates of deposit ranging in initial terms from one year to three years, with the three year term callable after six months. We had $48.1 million and zero in brokered certificates of deposit at December 31, 2023 and at June 30, 2023, respectively.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$1,163,803	$31,951	5.52%	$1,001,942	$23,473	4.72%
Non-taxable securities	49,119	716	2.93%	51,143	743	2.93%
Taxable securities	446,158	8,303	3.74%	512,723	8,284	3.26%
Int bearing deposits in other banks	88,623	2,216	5.03%	36,328	886	4.92%
Fed funds sold	51	1	3.94%	63	1	3.20%
Total earning assets	$1,747,754	$43,187	4.97%	$1,602,199	$33,387	4.20%
Cash and due from banks	24,010			25,749
Premises and equipment	30,471			31,347
Goodwill and other intangibles	15,201			15,358
Other assets	54,925			53,317
Allowance for credit losses - investments	(29)			(43)
Allowance for credit losses - loans	(12,470)			(11,464)
Total assets	$1,859,862			$1,716,463

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$297,295	$1,487	1.01%	$317,039	$596	0.38%
Money market accounts	403,917	6,729	3.35%	335,460	3,559	2.14%
Savings deposits	114,999	227	0.40%	143,353	120	0.17%
Time deposits	296,049	6,480	4.40%	144,096	1,110	1.55%
Fed funds purchased	4	—	0.00%	1,411	33	4.72
Securities sold under agreements to repurchase	77,823	1,106	2.86%	78,485	719	1.85%
FHLB advances	69,670	1,770	5.11%	89,636	2,192	4.93%
Other long-term debt	14,964	617	8.29%	14,964	564	7.60%
Total interest-bearing liabilities	$1,274,721	$18,416	2.91%	$1,124,444	$8,893	1.59%
Demand deposits	433,409			455,547
Allowance for credit losses - unfunded commitments	554			390
Other liabilities	18,323			13,953
Shareholders’ equity	132,855			122,129
Total liabilities and shareholders’ equity	$1,859,862			$1,716,463

Cost of deposits, including demand deposits			1.94%			0.78%
Cost of funds, including demand deposits			2.17%			1.14%
Net interest spread			2.06%			2.61%
Net interest income/margin		$24,771	2.85%		$24,494	3.08%
Net interest income/margin (tax equivalent)		$24,850	2.86%		$24,669	3.10%

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Six Months Ended June 30,
	2024 versus 2023
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$4,114	$4,364	$8,478
Non-taxable securities	(30)	3	(27)
Taxable securities	(1,152)	1,171	19
Interest bearing deposits in other banks	1,307	23	1,330
Total interest income	4,239	5,561	9,800

Interest expense:
Interest-bearing transaction accounts	(39)	930	891
Money market accounts	837	2,333	3,170
Savings deposits	(28)	135	107
Time deposits	1,959	3,411	5,370
Federal Funds purchased	(16)	(17)	(33)
Securities sold under agreements to repurchase	(6)	393	387
FHLB Advances	(505)	83	(422)
Other long-term debt	—	53	53
Total interest expense	2,202	7,321	9,523
Total net interest income	$2,037	$(1,760)	$277

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest Income and Non-interest Expense

Non-interest income during the six months ended June 30, 2024 increased $1.2 million to $6.8 million from $5.6 million during the same period in 2023. The increase in non-interest income was primarily related to increases in deposit service charges, mortgage banking income and investment advisory fees and non-deposit commissions partially offset by declines in gain on sale of other assets and other non-recurring income.

Deposit service charges increased $42,000 to $494,000 during the six months ended June 30, 2024 from $452,000 during the same period in 2023 due to higher service charges and NSF/OD fees.

Mortgage banking income increased by $558,000 to $1.1 million during the six months ended June 30, 2024 from $526,000 during the same period in 2023. Secondary mortgage production during the six months ended June 30, 2024 was $35.7 million compared to $18.1 million during the same period in 2023 while the gain on sale margin declined to 2.90% during the six months ended June 30, 2024 from 3.00% during the same period in 2023.

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

Investment advisory fees increased $718,000 to $2.9 million during the six months ended June 30, 2024 from $2.1 million during the same period in 2023. Total assets under management increased to $865.6 million at June 30, 2024 compared to $755.4 million at December 31, 2023 and $675.4 million at June 30, 2023. Our net new assets were $23.5 million during the six months ended June 30, 2024. Furthermore, our investment performance for the six-month period from December 31, 2023 to June 30, 2024 was 11.5% compared to 14.5% for the S&P 500; and our investment performance for the 12-month period from June 30, 2023 to June 30, 2024 was 22.0% compared to 22.7% for the S&P 500. We continue to focus on both the mortgage banking income as well as the investment advisory fees and commissions.

Gain on sale of other assets declined $105,000 to zero during the six months ended June 30, 2024 from $105,000 during the same period in 2023 due to a sale of other real estate owned during the six months ended June 30, 2023.

Other non-recurring income declined $26,000 to $95,000 during the six months ended June 30, 2024 from $121,000 during the same period in 2023. Non-recurring income of $95,000 during the six months ended June 30, 2024 is related to a gain on insurance proceeds of $101,000 partially offset by a loss on disposition of assets on the closing of our downtown Augusta, Georgia banking office of $6,000. Non-recurring income of $121,000 during the six months ended June 30, 2023 is related to a bank owned life insurance claim of $93,000 and gains on insurance proceeds of $28,000.

The following table shows the components of non-interest income for the six-month periods ended June 30, 2024 and June 30, 2023.

(Dollars in thousands)	Six months ended June 30,
	2024	2023
Deposit service charges	$494	$452
Mortgage banking income	1,084	526
Investment advisory fees and non-deposit commissions	2,866	2,148
Gain on sale of other assets	—	105
ATM debit card income	1,357	1,414
Recurring income on bank owned life insurance	392	363
Non-recurring income	95	121
Rental income	185	184
Other service fees including safe deposit box fees	119	114
Wire transfer fees	60	60
Other	174	139
	$6,826	$5,626

Non-interest expense increased $2.5 million during the six months ended June 30, 2024 to $23.6 million compared to $21.2 million during the same period in 2023. The $2.5 million increase in non-interest expense is primarily due to increases in salaries and employee benefits, marketing and public relations, FDIC insurance assessments, other real estate expense, and other expense partially offset by decreases in occupancy fees and equipment expense.

•	Salary and benefits expense increased $1.6 million to $14.4 million during the six months ended June 30, 2024 from $12.8 million during the same period in 2023. This increase is primarily a result of normal salary adjustments and higher mortgage banking and financial planning and investment advisory commissions. We had 258 full-time employees and 10 part-time employees at June 30, 2024 compared to 258 full-time employees and seven part-time employees at June 30, 2023.
•	Marketing and public relations increased $108,000 to $824,000 during the six months ended June 30, 2024 from $716,000 during the same period in 2023 primarily due to the timing of planned media production and campaigns. Marketing expenses, while planned and budgeted on an annual basis, can vary significantly between quarters depending on the needs of the company.
•	FDIC assessments increased $177,000 to $580,000 during the six months ended June 30, 2024 compared to $403,000 during the same period in 2023 due to an increase in our FDIC assessment rate and our assets.
•	Other real estate expenses increased $265,000 to $102,000 during the six months ended June 30, 2024 from $163,000 in contra expenses or credits during the same period in the prior year primarily due to a reversal in accruals for real estate taxes on a non-accrual loan in the prior year period, which were either paid by the borrower or recovered as a result of the sale of the real estate; and due to a $78,000 write-down of an other real estate owned property during the six months ended June 30, 2024.
•	Other non-interest expense increased 524,000 to $5.5 million during the six months ended June 30, 2024 from $5.0 million during the same period in 2023.
-	ATM/debit card processing increased $80,000 to $594,000 from $514,000 primarily due to a debit card marketing campaign and enhanced technology.
-	Software subscriptions and services increased $136,000 to $615,000 from $479,000 primarily due to new subscriptions and services and higher renewal prices.
-	Telephone expense increased $99,000 to $301,000 from $202,000 due to a change in our telecommunications vendor, which resulted in paying two vendors for a period of time, and due to a $29,000 write-off of the remainder of a contract related to the closing of our downtown Augusta, Georgia banking office.
-	Legal and professional fees increased $215,000 to $757,000 from $542,000 due to higher legal and audit expenses.
-	Shareholder expense increased $47,000 to $149,000 from $102,000 due to higher printing and filing expenses.
-	Loan processing and closing costs declined $49,000 to $126,000 from $175,000 primarily due to fees paid for a home equity campaign in 2023.
•	Occupancy fees declined $115,000 to $1.5 million during the six months ended June 30, 2024 from $1.6 million during the same period in 2023 primarily due to lower building and yard maintenance costs.
•	Equipment expense declined $66,000 to $647,000 during the six months ended June 30, 2024 from $713,000 during the same period in 2023 primarily due to lower security expenses.

The following table shows the components of non-interest expense for the six-month periods ended June 30, 2024 and June 30, 2023.

(Dollars in thousands)	Six months ended June 30,
	2024	2023
Salaries and employee benefits	$14,404	$12,839
Occupancy	1,528	1,643
Equipment	647	713
Marketing and public relations	824	716
FDIC Insurance assessments	580	403
Other real estate expense	102	(163)
Amortization of intangibles	78	79
Core banking and electronic processing and services	1,278	1,255
ATM/debit card processing	594	514
Software subscriptions and services	615	479
Supplies	73	72
Telephone	301	202
Courier	151	134
Correspondent services	166	177
Insurance	196	187
Debit card and Fraud losses	122	103
Investment advisory services	172	175
Loan processing and closing costs	126	175
Director fees	292	299
Legal and Professional fees	757	542
Shareholder expense	149	102
Other	493	545
Total	$23,648	$21,191

Income Tax Expense

We incurred income tax expense of $1.5 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively. Our effective tax rate was 20.42% and 21.71% for the six months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate was primarily due to a $149,000 non-recurring reduction to income tax expense during the six months ended June 30, 2024.

Provision and Allowance for Credit Losses

On January 1, 2023, we adopted CECL, which resulted in a day one reduction of $14,000 to the allowance for credit losses on loans offset by increases of $398,000 to the allowance for credit losses on unfunded commitments and $43,500 to the allowance for credit losses on held-to-maturity investments. Furthermore, deferred tax assets increased $90,000 and retained earnings declined $337,000. Compared to the day one CECL results, the allowance for credit losses on loans increased $945,000 to $12.3 million at December 31, 2023 from $11.3 million at January 1, 2023; the allowance for credit losses on unfunded commitments increased $199,000 to $597,000 as of December 31, 2023 from $398,000 as of January 1, 2023; and the allowance for credit losses on held-to-maturity investments declined $14,000 to $30,000 at December 31, 2023 from $43,500 at January 1, 2023. Compared to December 31, 2023, the allowance for credit losses on loans increased $665,000 to $12.8 million at June 30, 2024 from $12.3 million at December 31, 2023; the allowance for credit losses on unfunded commitments declined $107,000 to $490,000 as of June 30, 2024 from $597,000 as of December 31, 2023; and the allowance for credit losses on held-to-maturity investments declined $3,000 to $27,000 at June 30, 2024 from $30,000 at December 31, 2023. As of June 30, 2024, the combined allowance for credit losses for loans, unfunded commitments, and investments was $13.4 million compared to $12.9 million at December 31, 2023 and $12.0 million at June 30, 2023.

The $583,000 provision for credit losses during the six months ended June 30, 2024 is primarily related to a $55.2 million increase in loans held-for-investment, a slight extension in the average life of the loan portfolio due to lower loan prepayments, and $27,000 in net charge-offs partially offset by 3.5 basis points of reduction in our qualitative factors primarily related to our forecast alternative scenarios qualitative factor and a $25.2 million reduction in our unfunded commitments net of unconditionally cancellable commitments. The $256,000 provision for credit losses during the six months ended June 30, 2023 is primarily related to a $51.3 million increase in loans held-for-investment, increases in our qualitative factors related to our new residential construction mortgage team and product and forecast alternative scenarios, partially offset by $1,000 in net recoveries and a reduction on our qualitative factor related to past due, rated, and non-accrual loans due to a $4.8 million reduction in non-accrual loans.

The allowance for credit losses on loans as a percentage of total loans held-for-investment was 1.09% at June 30, 2024, 1.08% at December 31, 2023, and 1.12% at June 30, 2023.

The total ACL is composed of three parts: the ACL for loans, the ACL for unfunded commitments, and the ACL for HTM investments. The ACL for loans is further composed of the allowance for individually assessed loans, the allowance for collectively assessed expected losses, the allowance for collectively assessed qualitative adjustments, and the allowance for collectively assessed additional allowance. The allowance for collectively assessed qualitative adjustments is calculated using a set of qualitative factors, which at June 30, 2024 and December 31, 2023 included the following factors:

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

We have a significant portion of our loan portfolio with real estate as the underlying collateral. As of June 30, 2024 and December 31, 2023, approximately 91.7% and 91.7%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

The non-performing asset ratio was 0.04% of total assets with the nominal level of $717,000 in non-performing assets at June 30, 2024 compared to 0.05% and $864,000 at December 31, 2023. Non-accrual loans increased to $173,000 at June 30, 2024 from $27,000 at December 31, 2023. We had no accruing loans past due 90 days or more at June 30, 2024 compared to $215,000 at December 31, 2023. Loans past due 30 days or more represented 0.07% of the loan portfolio at June 30, 2024 compared to 0.06% at December 31, 2023. The ratio of classified loans plus OREO and repossessed assets declined to 1.21% of total bank regulatory risk-based capital at June 30, 2024 from 1.25% at December 31, 2023. During the six months ended June 30, 2024, we experienced net loan recoveries of $2,000 (charge-offs of $31,000 less recoveries of $33,000) and net overdraft charge-offs of $29,000 (charge-offs of $35,000 and recoveries of $6,000). In comparison, we experienced net loan recoveries of $29,000 and net overdraft charge-offs of $28,000 during the six months ended June 30, 2023.

There were three loans totaling $173,000 (0.01% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at June 30, 2024. All of these loans were on non-accrual status. The largest loan of the three is $117,000 and is secured by real estate. The balance of the remaining two loans on non-accrual status is $56,000. One of these loans is secured by a second mortgage lien and the other one is secured by a customized truck trailer. We had no loans that were accruing loans past due 90 days or more at June 30, 2024. At both June 30, 2024 and December 31, 2023, we considered loan relationships exceeding $500,000 and on non-accrual status as individually assessed loans for the allowance for credit losses. At both June 30, 2024 and December 31, 2023, we had no individually assessed loans. The specific allowance for individually assessed loans is based on the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. There was no specific allowance for credit losses on our individually assessed loans at June 30, 2024 and December 31, 2023. At June 30, 2024, we had $853,000 in loans that were delinquent 30 days to 89 days representing 0.07% of total loans compared to $498,000 or 0.04% of total loans at December 31, 2023.

The following table summarizes the activity related to our allowance for credit losses for the periods indicated:

Allowance for Credit Losses - Loans

	Six Months Ended
	June 30,
(Dollars in thousands)	2024	2023
Average loans outstanding (excluding loans held-for-sale)	$1,160,046	$1,000,186
Loans outstanding at period end (excluding loans held-for-sale)	$1,189,189	$1,032,165

Non-performing assets:
Non-accrual loans	$173	$83
Loans 90 days past due still accruing	—	1
Foreclosed real estate	544	927
Repossessed-other	—	—
Total non-performing assets	$717	$1,011

Beginning balance of allowance	$12,267	$11,336
Adjustment to allowance for adopting ASU 2016-13	—	(14)
Loans charged-off:
Commercial	29	—
Real Estate Mortgage – Commercial	2	—
Consumer - Other	36	36
Total loans charged-off	67	36
Recoveries:
Commercial	2	3
Real Estate Mortgage – Residential	18	3
Real Estate Mortgage – Commercial	7	17
Real Estate – Construction	1	1
Consumer – Home Equity	5	7
Consumer – Other	6	6
Total recoveries	39	37
Net loan (charge offs) recoveries	(28)	1
Provision for credit losses	693	231
Balance at period end	$12,932	$11,554

Net charge offs to average loans (annualized)[1]	0.00%	(0.00)%
Allowance as percent of total loans	1.09%	1.12%
Non-performing assets as % of total assets	0.04%	0.06%
Allowance as % of non-performing loans	7,475.14%	13,754.76%
Non-accrual loans as % of total loans	0.01%	0.01%
Allowance as % of non-accrual loans	7,475.14%	13,920.48%

The following table details net charge-offs to average loans outstanding by loan category for the periods indicated.

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off Ratio	Net Charge- Offs (Recoveries)	Average Loans HFI	Net Charge-Off Ratio
Commercial	27	80,254	0.03%	(3)	75,258	0.00%
Real estate:
Construction	(1)	130,737	0.00%	(1)	87,969	0.00%
Mortgage-residential	(18)	101,969	(0.02)%	(3)	68,142	0.00%
Mortgage-commercial	(5)	797,171	0.00%	(17)	725,782	0.00%
Consumer:
Home Equity	(5)	34,487	(0.01)%	(7)	29,793	(0.02)%
Other	30	15,428	0.19%	30	13,242	0.23%
Total:	28	1,160,046	0.00%	(1)	1,000,186	0.00%

(1)	Average loans exclude loans held for sale

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Credit Losses - Loans

	June 30, 2024		December 31, 2023
		% of allowance in		% of allowance in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial	$1,026	7.9%	$935	7.6%
Real Estate – Construction	1,619	12.5%	1,337	10.9%
Real Estate Mortgage:
Residential	1,378	10.7%	1,122	9.2%
Commercial	8,146	63.0%	8,146	66.4%
Consumer:
Home Equity	504	3.9%	472	3.8%
Other	259	2.0%	255	2.1%
Total	$12,932	100.0%	$12,267	100.0%

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

Financial Position

Assets increased $57.2 million, or 3.1% (6.3% annualized), to $1.9 billion at June 30, 2024 from $1.8 billion at December 31, 2023. The increase in assets was primarily due to increases in interest-bearing bank balances of $19.4 million, loans held-for-sale of $2.3 million, loans held-for-investment of $55.2 million, and other assets of $1.3 million, partially offset by decreases in cash and due from banks of $2.6 million, investment securities available for sale of $12.3 million, investment securities held-to-maturity of $3.5 million, and other investments, at cost of $1.8 million.

Loans and loans held-for-sale

Loans held-for-sale increased to $6.7 million at June 30, 2024 from $4.4 million at December 31, 2023. Loans (excluding loans held-for-sale) increased $55.2 million, or 4.9% (9.8% annualized), to $1.2 billion at June 30, 2024 from $1.1 billion at December 31, 2023. Total loan production, excluding mortgage secondary market and new construction residential real estate, was $94.6 million during the six months ended June 30, 2024 compared to $83.2 million during the same period in 2023. Advances from unfunded commercial construction loans available for draws were $52.3 million during the six months ended June 30, 2024. Payoffs and paydowns totaled $48.3 million during the six months ended June 30, 2024 compared to $41.3 million during the same period in 2023.

Total mortgage production during the six months ended June 30, 2024 was $85.6 million, $35.7 million of the production was originated to be sold in the secondary market, $24.3 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $25.6 million of the loan production was commitments for new construction residential real estate loans. Total mortgage production during the six months ended June 30, 2023 was $55.4 million; $18.1 million of the production was originated to be sold in the secondary market, $11.1 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $26.2 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income. The increase in mortgage production was due to higher secondary market, ARM, and construction residential real estate loan production.

The loan-to-deposit ratio (including loans held-for-sale) at June 30, 2024 and December 31, 2023 was 74.5% and 75.3%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at June 30, 2024 and December 31, 2023 was 74.1% and 75.1%, respectively.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. Based on our loan portfolio as of June 30, 2024, the non-owner occupied commercial real estate loans and the construction and land development loans were approximately 310% and 82% of total risk-based capital, respectively. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 48% from June 30, 2021 to June 30, 2024. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the level of the concentration in commercial real estate loans within our loan portfolio monthly.

The following table shows the composition of the loan portfolio by category at the dates indicated:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$83,075	7.0%	$78,134	6.9%
Real estate:
Construction	141,709	11.9%	118,225	10.4%
Mortgage – residential	113,862	9.6%	94,796	8.4%
Mortgage – commercial	797,573	67.1%	791,947	69.8%
Consumer:
Home Equity	37,274	3.1%	34,752	3.1%
Other	15,696	1.3%	16,165	1.4%
Total gross loans	1,189,189	100.0%	1,134,019	100.0%
Allowance for credit losses	(12,932)		(12,267)
Total net loans	$1,176,257		$1,121,752

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

As a community bank focused on local businesses, professionals, organizations, and individuals, the bank has no individual or industry concentrations. In order to provide additional clarity to our commercial real estate exposure, the information below includes only non-owner occupied loans. As of June 30, 2024:

Collateral	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Avg LTV of Top 10 Loans
Retail	$91,549,392	7.7%	$995,102	55%
Warehouse & Industrial	78,006,255	6.6%	804,188	61%
Office	66,359,134	5.6%	713,539	57%
Hotel	$65,178,549	5.5%	$3,621,030	63%

In the office exposure noted above, there are only four loans where the collateral is an office building in excess of 50,000 square feet of rentable space. These four loans represent $10.6 million in loan outstandings and have a weighted average loan-to-value of 34%.

Below is the comparable detailed information for non-owner occupied loans as of December 31, 2023:

Collateral	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Avg LTV of Top 10 Loans
Retail	$88,937,718	7.8%	$966,714	57%
Warehouse & Industrial	77,759,508	6.9%	$827,229	60%
Office	66,187,479	5.8%	$675,382	62%
Hotel	$64,924,446	5.7%	$3,606,914	63%

In the office exposure noted above, there are only four loans where the collateral is an office building in excess of 50,000 square feet of rentable space. These four loans represent $10.4 million in loan outstandings and have a weighted average loan-to-value of 33%.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at June 30, 2024.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	June 30, 2024
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen years	Over Fifteen Years	Total
Commercial	$10,082	$49,583	$23,410	$—	$83,075
Real estate:
Construction	37,993	60,405	43,311	—	141,709
Mortgage—residential	5,654	15,881	3,573	88,754	113,862
Mortgage—commercial	70,626	485,333	240,312	1,302	797,573
Consumer:
Home equity	1,857	6,435	28,982	—	37,274
Other	1,085	13,774	457	380	15,696
Total	$127,297	$631,411	$340,045	$90,436	$1,189,189

Loans maturing after one year with:

Variable Rate	$138,219
Fixed Rate	923,673
$1,061,892

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

Investment securities declined $17.6 million to $488.6 million, net of allowance for credit losses on investments of $27,000, at June 30, 2024 from $506.2 million, net of allowance for credit losses on investments of $30,000, at December 31, 2023. The decline was primarily related to normal principal cash flows.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $13.1 million ($10.4 million net of tax) at June 30, 2024. Our HTM investments totaled $213.7 million and represented approximately 44% of our total investments at June 30, 2024. Our AFS investments totaled $269.9 million or approximately 55% of our total investments at June 30, 2024. Our investments at cost totaled $5.0 million or approximately 1% of our total investments at June 30, 2024. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity.

At June 30, 2024, the estimated weighted average life of our total investment portfolio was 5.6 years, the modified duration was 4.6, the effective duration was 3.8, and the weighted average tax equivalent book yield was 3.88%.

Other short-term investments increased $19.4 million to $86.2 million at June 30, 2024 from $66.8 million at December 31, 2023 due to our decision to temporarily hold excess liquidity in interest-bearing bank deposits at the federal reserve bank. This additional liquidity will be used to fund loan growth and or reduce borrowings and brokered certificates of deposit.

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at June 30, 2024:

(Dollars in thousands)	Within One Year		Over One Year and less than Five		Over Five Years and less than Ten		Over Ten years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—	$996	0.74%	14,811	1.24%	$—	—
Government sponsored enterprises	—	—	—	—	2,500	2.00%	—	—
Small Business Administration pools	—	—	2,786	5.87%	5,869	4.55%	5,606	5.61%
Mortgage-backed securities	2	3.46%	3,944	4.27%	7,662	4.11%	238,391	4.40%
Corporate and other securities	—	—	1,990	7.88%	6,755	4.69%	13	—
Total investment securities available-for-sale	$2	3.46%	$9,716	5.11%	$37,597	3.01%	$244,010	4.43%

(Dollars in thousands)	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	2,404	2.89%	37,663	3.23%	14,832	3.39%	54,527	4.02%
State and local government	385	2.37%	15,775	3.30%	47,207	3.45%	40,913	3.34%
Total investment securities held-to-maturity	$2,789	2.82%	$53,438	3.25%	$62,039	3.42%	$95,440	3.73%

Deposits

Deposits increased $93.5 million, or 6.2% (12.4% annualized), to $1.6 billion at June 30, 2024 compared to $1.5 billion at December 31, 2023. Our pure deposits, which are defined as total deposits less certificates of deposits, increased $33.4 million, or 2.6% (5.2% annualized), to $1.3 billion at June 30, 2024 from $1.3 billion at December 31, 2023. We continue to focus on growing our pure deposits in order to better manage our overall cost of funds. Certificates of deposits increased $60.1 million to $285.9 million at June 30, 2024 from $225.8 million at December 31, 2023.

We began issuing brokered certificates of deposit during the third quarter of 2023 to supplement our funding mix. As of June 30, 2024, we had $42.9 million in brokered certificates of deposit ranging in initial terms from one year to three years, with the three year term callable after six months. We had $48.1 million and zero in brokered certificates of deposit at December 31, 2023 and at June 30, 2023, respectively.

Total uninsured deposits were $460.0 million and $436.6 million at June 30, 2024 and December 31, 2023, respectively. Included in uninsured deposits at June 30, 2024 and December 31, 2023 were $93.5 million and $82.8 million of deposits of states or political subdivisions in the U.S., which are secured or collateralized, respectively. Total uninsured deposits, excluding these deposits that are secured or collateralized, totaled $366.4 million, or 22.8%, of total deposits at June 30, 2024 and $353.8 million, or 23.4%, of total deposits at December 31, 2023. The average balance of all customer deposit accounts at June 30, 2024 was $28,532. The average balance for consumer accounts was $15,008 and the average balance for non-consumer accounts was $63,038.

The following table sets forth the deposits by category:

	June 30,		December 31,
	2024		2023
		% of		% of
(Dollars in thousands)	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$460,391	28.7%	$432,333	28.6%
Interest bearing checking accounts	315,134	19.6%	302,935	20.0%
Money market accounts	404,024	25.2%	404,499	26.8%
Savings accounts	111,273	6.9%	118,623	7.9%
Time deposits less than or equal to $250,000	246,318	15.4%	207,233	13.7%
Time deposits greater than $250,000	67,388	4.2%	45,378	3.0%
	$1,604,528	100.0%	$1,511,001	100.0%

The uninsured amount of time deposits in the table above at June 30, 2024 and December 31, 2023 was $29.6 million and $17.1 million, respectively.

Maturities of Certificates of Deposit and Other Time Deposit with balances greater than $250,000

The tables below show at June 30, 2024 and December 31, 2023, maturities of certificates and other time deposits greater than $250,000.

	June 30, 2024
	Within Three	After Three Through	After Six Through	After Twelve
(Dollars in thousands)	Months	Six Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$16,596	$34,235	$15,000	$1,557	$67,388

	December 31, 2023
	Within Three	After Three Through	After Six Through	After Twelve
(Dollars in thousands)	Months	Six Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$17,857	$10,210	$16,149	$1,162	$45,378

Borrowed funds. Borrowed funds consist of fed funds purchased, securities sold under agreements to repurchase, FHLB advances and long-term debt. Our long-term debt is a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $68.6 million, $70.0 million, and $70.6 million during the three months ended June 30, 2024, December 31, 2023, and June 30, 2023, respectively. The average rates paid during these periods were 2.91%, 2.79%, and 2.06%, respectively. The balances of securities sold under agreements to repurchase were $59.3 million, $62.9 million, and $72.1 million at June 30, 2024, December 31, 2023, and June 30, 2023, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. Federal funds purchased averaged $6,000, zero, and $181,000 during the three months ended June 30, 2024, December 31, 2023, and June 30, 2023, respectively. The average rates paid during these periods were 0.00%, 0.00%, and 4.43%, respectively. There were no federal funds purchased at June 30, 2024, December 2023, or June 30, 2023, respectively. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. FHLB advances averaged $55.6 million, $84.0 million, and $103.7 million during the three months ended June 30, 2024, December 31, 2023, and June 30, 2023, respectively. The average rates paid during these periods were 5.15%, 5.07%, and 5.07%, respectively. The balances of FHLB advances were $50.0 million, $90.0 million, and $95.0 million at June 30, 2024, December 31, 2023, and June 30, 2023, respectively.

The $50.0 million in FHLB advances at June 30, 2024 had maturity dates between December 9, 2024, and November 3, 2026 with interest rates between 4.81% and 5.26%.

We issued $15.5 million in trust preferred securities on September 16, 2004. During the fourth quarter of 2015, we redeemed $500,000 of these securities. Until the cessation of LIBOR on June 30, 2023, the securities accrued and paid distributions quarterly at a rate of three month LIBOR plus 257 basis points, thereafter, such distributions to be paid quarterly transitioned to an adjusted Secured Overnight Financing Rate (SOFR) index in accordance with the Federal Reserve’s final rule implementing the Adjustable Interest Rate Act. The remaining debt may be redeemed in full anytime with notice and matures on September 16, 2034. Trust preferred securities averaged $15.0 million during the three months ended June 30, 2024, December 31, 2023, and June 30, 2023. The average rates during these periods were 8.28%, 8.33%, and 7.85%, respectively. The balances of trust preferred securities were $15.0 million as of June 30, 2024, December 31, 2023, and June 30, 2023.

Total shareholders’ equity increased $5.1 million, or 3.9%, to $136.2 million at June 30, 2024 from $131.1 million at December 31, 2023. Shareholders’ equity was 7.2% of total assets at both June 30, 2024 and December 31, 2023 The $5.1 million increase in shareholders’ equity was due to a $3.7 million increase in retention of earnings resulting from $5.9 million in net income less $2.1 million in dividends, a $281,000 increase due to employee and director stock awards, a $203,000 increase due to dividend reinvestment plan (DRIP) purchases, and a $903,000 improvement in accumulated other comprehensive loss. The improvement in other accumulated other comprehensive loss for the period was due to an improvement in the accumulated other comprehensive loss on available-for-sale securities, net of tax expense, of $224,000 and the reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense, of $679,000.

On April 20, 2022, we announced that our board of directors approved the repurchase of up to 375,000 shares of our common stock (the “2022 Repurchase Plan”), which represented approximately 5% of our shares outstanding at the time of the announcement. No repurchases were made under the 2022 Repurchase Plan prior to its expiration at the market close on December 31, 2023.

On May 14, 2024, we announced that our Board of Directors approved a plan to utilize up to $7.1 million of capital to repurchase shares of our common stock (the “2024 Repurchase Plan”), which represented approximately 5.3% of total shareholders’ equity at the time of the announcement. No repurchases have been made under the 2024 Repurchase Plan. The 2024 Repurchase Plan expires at the market close on May 13, 2025.

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

We employ a monitoring technique to measure our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Simulation modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. We model the impact on net interest income for several different changes in the yield curve. We model the impact on net interest income in an increasing and decreasing rate environment of 100, 200, 300, and 400 basis points. We also periodically stress certain assumptions such as loan prepayment rates, deposit decay rates and interest rate betas to evaluate our overall sensitivity to changes in interest rates. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in net interest income at no more than 10%, 15%, 20%, and 20%, respectively, in a 100, 200, 300, and 400 basis point change in interest rates over the first 12-month period subsequent to interest rate changes. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, by adjusting the interest rate during the life of an asset or liability, or by the use of derivatives such as interest rate swaps and other hedging instruments. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Neither the “gap” analysis or asset/liability modeling are precise indicators of our interest sensitivity position due to the many factors that affect net interest income including, the timing, magnitude, and frequency of interest rate changes as well as changes in the volume and mix of earning assets and interest-bearing liabilities.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at June 30, 2024 and at December 31, 2023 over the subsequent 12 months. We were primarily liability sensitive at June 30, 2024 and at December 31, 2023. In 2023, we increased our non-maturity deposit interest rate betas in increasing rate environments, which increased our liability sensitivity. This was partially offset by the previously mentioned $150.0 million Pay-Fixed Swap Agreement that we entered into effective May 5, 2023. Furthermore, we reduced the average life on our non-maturity deposits at June 30, 2024. As a result, our modeling, at June 30, 2024, reflects a decrease in net interest income in a rising interest rate environment during the first 12-month period subsequent to interest rate changes. The negative impact of rising rates on net interest income is slightly more liability sensitive during the second 12-month period subsequent to interest rate changes. In a declining interest rate environment, the model reflects increases in net interest income in the down 100 basis point, down 200 basis point, and down 300 basis point scenarios and a slight decline in net interest income in the down 400 basis point scenario during both the first 12-month period and the second 12-month period subsequent to interest rate changes. The increase and decrease of 100, 200, 300, and 400 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve. As a result, our modeling, at December 31, 2023, reflects a decrease in net interest income in a rising interest rate environment during the first 12-month period subsequent to interest rate changes. The negative impact of rising rates on net interest income is slightly less liability sensitive during the second 12-month period subsequent to interest rate changes. In a declining interest rate environment, the model reflects increases in net interest income in the down 100 basis point and down 200 basis point scenarios and declines in net interest income in the down 300 basis point and 400 basis point scenarios during the first 12-month period subsequent to interest rate changes. The positive impact in the down 100 and down 200 basis point scenarios of declining rates changes to a fairly neutral impact on net interest income during the second 12-month period subsequent to interest rate changes. The increase and decrease of 100, 200, 300, and 400 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	June 30, 2024	December 31, 2023
+400bp	-13.37%	-12.24%
+300bp	-9.63%	-8.92%
+200bp	-5.92%	-5.62%
+100bp	-2.37%	-2.47%
Flat	—	—
-100bp	+1.71%	+0.94%
-200bp	+2.98%	+1.18%
-300bp	+2.39%	-1.11%
-400bp	-0.23%	-1.50%

During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel increases in interest rates along the entire yield curve, our net interest income is projected to decline 2.52%, 6.24%, 10.19%, and 14.20%, respectively, at June 30, 2024, and 1.94%, 4.67%, 7.63%, and 10.68%, respectively, at December 31, 2023. During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel reduction in interest rates along the entire yield curve, our net interest income is projected to increase 1.77%, 2.92% and 2.11% and decline 0.97%, respectively, at June 30, 2024, and to increase 0.51% and decline 0.03%, 3.19%, and 4.41%, respectively, at December 31, 2023.

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in PVE at no more than 15%, 20%, 25%, and 25%, respectively, in a 100, 200, 300, and 400 basis point change in market interest rates. Our PVE declines in all of the down interest rate scenarios and the up 300 and up 400 basis point scenarios at June 30, 2024. However, our PVE increases slightly in the up 100 and up 200 basis point scenarios at June 30, 2024. Based on PVE, we were primarily asset sensitive at December 31, 2023.

Present Value of Equity Sensitivity

Change in present value of equity	Hypothetical percentage change in PVE
	June 30, 2024	December 31, 2023
+400bp	-5.61%	-1.49%
+300bp	-3.01%	+0.44%
+200bp	-0.92%	+1.54%
+100bp	+0.23%	+1.59%
Flat	—	—
-100bp	-2.21%	-3.91%
-200bp	-6.35%	-10.63%
-300bp	-14.83%	-23.39%
-400bp	-28.54%	-47.74%

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

We began issuing brokered certificates of deposit during the third quarter of 2023 to supplement our funding mix. As of June 30, 2024, we had $42.9 million in brokered certificates of deposit ranging in initial terms from one year to three years, with the three year term callable after six months. We had $48.1 million and zero in brokered certificates of deposit at December 31, 2023 and at June 30, 2023, respectively. We believe that we have ample liquidity to meet the needs of our customers through our low-cost deposits, ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, ability to borrow on a secured basis through the Federal Reserve Discount Window, and ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank.

The Bank maintains federal funds purchased lines in the total amount of $77.5 million with three financial institutions and $10.0 million through the Federal Reserve Discount Window. We utilized none of our federal funds purchased lines at June 30, 2024 and December 31, 2023. The FHLB of Atlanta has approved a line of credit of up to 25.00% of the Bank’s total assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had $50.0 million in FHLB advances at June 30, 2024 compared to $90.0 million at December 31, 2023. The FHLB advances at June 30, 2024 had maturity dates between December 9, 2024, and November 3, 2026 with interest rates between 4.81% and 5.26%. At June 30, 2024, we have remaining credit availability under this facility in excess of $421.5 million, subject to collateral requirements. Combined, we have total remaining credit availability, subject to collateral requirements, in excess of $509.6 million as compared to uninsured deposits excluding deposits of states or political subdivisions in the U.S., which are secured or collateralized, of $366.3 million as previously noted.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2024, we had issued commitments to extend unused credit of $193.7 million, including $59.2 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2023, we had issued commitments to extend unused credit of $214.2 million, including $53.1 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of June 30, 2024, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

(Dollars in thousands)		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
June 30, 2024
Leverage Ratio	8.44%	5.00%	4.00%	$64,421	$83,152
Common Equity Tier 1 Capital Ratio	12.55%	6.50%	4.50%	76,197	101,392
Tier 1 Capital Ratio	12.55%	8.00%	6.00%	57,301	82,496
Total Capital Ratio	13.62%	10.00%	8.00%	45,556	70,750
December 31, 2023
Leverage Ratio	8.45%	5.00%	4.00%	$62,821	$81,029
Common Equity Tier 1 Capital Ratio	12.53%	6.50%	4.50%	74,022	98,587
Tier 1 Capital Ratio	12.53%	8.00%	6.00%	55,598	80,163
Total Capital Ratio	13.58%	10.00%	8.00%	43,925	68,491

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

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the second quarter of 2024 of $0.15 per common share. This dividend is payable on August 13, 2024 to shareholders of record of our common stock as of July 30, 2024.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, during the three months ended June 30, 2024, we credited an aggregate of 1,753 deferred stock units, respectively, to accounts for directors who elected to defer monthly fees. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.
(b)	Not Applicable.
(c)	No share repurchases were made during the three months ended June 30, 2024, and 421 shares were withheld to satisfy tax withholding obligations applicable to the vesting of restricted stock for the three months ended June 30, 2024. On May 14, 2024, the Company announced that its Board of Directors approved the 2024 Repurchase Plan to utilize up to $7.1 million of capital to repurchase the Company’s common stock.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 16, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 18, 2023).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: August 12, 2024	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2024	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
63