Form 10-Q
period 2024-09-30
FIRST COMMUNITY CORP /SC/
filed 2024-11-12
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 12, 2024, 7,640,648 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
(Dollars in thousands, except par values)	2024	December 31,
	(Unaudited)	2023
ASSETS
Cash and due from banks	$27,144	$27,908
Interest-bearing bank balances	144,354	66,787
Investment securities available-for-sale	269,553	282,226
Investment securities held-to-maturity, fair value of $204,621 and $205,518 at September 30, 2024 and December 31, 2023, respectively, net of allowance for credit losses — investments	212,219	217,170
Other investments, at cost	5,054	6,800
Loans held-for-sale	3,935	4,433
Loans held-for-investment	1,196,659	1,134,019
Less, allowance for credit losses – loans	12,933	12,267
Net loans held-for-investment	1,183,726	1,121,752
Property and equipment – net	30,099	30,589
Lease right-of-use asset	2,546	3,248
Bank owned life insurance	30,769	30,174
Other real estate owned	544	622
Intangible assets	486	604
Goodwill	14,637	14,637
Other assets	18,482	20,738
Total assets	$1,943,548	$1,827,688
LIABILITIES
Deposits:
Non-interest bearing	$441,386	$432,333
Interest bearing	1,202,678	1,078,668
Total deposits	1,644,064	1,511,001
Securities sold under agreements to repurchase	66,933	62,863
Federal funds purchased	3,656	—
Federal Home Loan Bank advances	50,000	90,000
Junior subordinated debt	14,964	14,964
Lease liability	2,711	3,426
Other liabilities	17,908	14,375
Total liabilities	1,800,236	1,696,629
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,640,648 at September 30, 2024 and 7,606,172 at December 31, 2023	7,641	7,606
Nonvested restricted stock and stock units	2,397	2,181
Additional paid in capital	93,750	93,167
Retained earnings	62,747	56,296
Accumulated other comprehensive loss	(23,223)	(28,191)
Total shareholders’ equity	143,312	131,059
Total liabilities and shareholders’ equity	$1,943,548	$1,827,688

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended September 30,
	2024	2023
Interest and dividend income:
Loans, including fees	$17,279	$13,804
Investment securities – taxable	3,975	4,229
Investment securities – non taxable	355	366
Other short term investments and CDs	1,552	335
Total interest income	23,161	18,734
Interest expense:
Deposits	8,287	4,777
Securities sold under agreement to repurchase	506	446
Other borrowed money	956	1,408
Total interest expense	9,749	6,631
Net interest income	13,412	12,103
(Release of) provision for credit losses	(16)	474
Net interest income after (release of) provision for credit losses	13,428	11,629
Non-interest income:
Deposit service charges	228	240
Mortgage banking income	575	511
Investment advisory fees and non-deposit commissions	1,595	1,187
Loss on sale of securities	—	(1,249)
Gain on sale of other assets	5	46
Other	1,167	1,129
Total non-interest income	3,570	1,864
Non-interest expense:
Salaries and employee benefits	7,422	6,613
Occupancy	793	776
Equipment	391	416
Marketing and public relations	477	609
FDIC insurance assessments	290	211
Other real estate expense, net	11	21
Amortization of intangibles	40	39
Other	2,567	2,588
Total non-interest expense	11,991	11,273
Net income before tax	5,007	2,220
Income tax expense	1,146	464
Net income	$3,861	$1,756

Basic earnings per common share	$0.51	$0.23
Diluted earnings per common share	$0.50	$0.23

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Nine Months ended September 30,
	2024	2023
Interest and dividend income:
Loans, including fees	$49,230	$37,277
Investment securities – taxable	12,279	12,513
Investment securities - non taxable	1,070	1,109
Other short term investments and CD’s	3,769	1,222
Total interest income	66,348	52,121
Interest expense:
Deposits	23,210	10,162
Securities sold under agreement to repurchase	1,611	1,165
Other borrowed money	3,344	4,197
Total interest expense	28,165	15,524
Net interest income	38,183	36,597
Provision for credit losses	567	730
Net interest income after provision for credit losses	37,616	35,867
Non-interest income:
Deposit service charges	722	692
Mortgage banking income	1,659	1,040
Investment advisory fees and non-deposit commissions	4,461	3,335
Loss on sale of securities	—	(1,249)
Gain on sale of other assets	5	151
Other	3,549	3,521
Total non-interest income	10,396	7,490
Non-interest expense:
Salaries and employee benefits	21,826	19,452
Occupancy	2,321	2,419
Equipment	1,038	1,129
Marketing and public relations	1,301	1,325
FDIC insurance assessments	870	614
Other real estate expense (income)	113	(142)
Amortization of intangibles	118	118
Other	8,052	7,549
Total non-interest expense	35,639	32,464
Net income before tax	12,373	10,893
Income tax expense	2,650	2,347
Net income	$9,723	$8,546

Basic earnings per common share	$1.28	$1.13
Diluted earnings per common share	$1.26	$1.12

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,
(Dollars in thousands)	2024	2023
Net income	$3,861	$1,756
Other comprehensive income (loss):
Unrealized gain (loss) during the period on available-for-sale securities, net of tax expense of $991 and tax benefit of $768, respectively	3,723	(2,891)
Reclassification adjustment for loss included in net income, net of tax benefit of $0 and $262, respectively	—	987
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $90 and $89, respectively.	342	335
Other comprehensive income (loss)	4,065	(1,569)
Comprehensive income	$7,926	$187

	Nine months ended September 30,
(Dollars in thousands)	2024	2023
Net income	$9,723	$8,546
Other comprehensive income (loss):
Unrealized gain during the period on available-for-sale securities, net of tax expense of $1,049 and tax benefit of $701, respectively	3,947	(2,639)
Reclassification adjustment for loss included in net income, net of tax benefit of $0 and $262, respectively	—	987
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $271 and $261, respectively.	1,021	981
Other comprehensive income (loss)	4,968	(671)
Comprehensive income	$14,691	$7,875

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Loss	Total
Balance, December 31, 2023	7,606	$7,606	$93,167	$2,181	$56,296	$(28,191)	$131,059
Net income	—	—	—	—	9,723	—	9,723
Other comprehensive income net of tax expense of $1,320	—	—	—	—	—	4,968	4,968
Issuance of common stock-share based compensation	9	9	160	(273)	—	—	(104)
Issuance of restricted stock	14	14	232	(246)	—	—	—
Grant restricted stock units	—	—	—	129	—	—	129
Amortization of compensation on restricted stock	—	—	—	606	—	—	606
Shares forfeited	(6)	(6)	(103)	—	—	—	(109)
Dividends: Common ($0.43 per share)	—	—	—	—	(3,272)	—	(3,272)
Dividend reinvestment plan	18	18	294	—	—	—	312
Balance, September 30, 2024	7,641	$7,641	$93,750	$2,397	$62,747	$(23,223)	$143,312

Balance, December 31, 2022	7,578	$7,578	$92,683	$1,461	$49,025	$(32,386)	$118,361
Net income	—	—	—	—	8,546	—	8,546
Adoption of new accounting standard-CECL net of tax of $90	—	—	—	—	(337)	—	(337)
Other comprehensive loss net of tax benefit of $178	—	—	—	—	—	(671)	(671)
Issuance of common stock-share based compensation	2	2	39	(69)	—	—	(28)
Issuance of restricted stock	8	8	146	(154)	—	—	—
Grant restricted stock units	—	—	—	143	—	—	143
Amortization of compensation on restricted stock	—	—	—	548	—	—	548
Shares forfeited	(6)	(6)	(105)	—	—	—	(111)
Dividends: Common ($0.42 per share)	—	—	—	—	(3,175)	—	(3,175)
Dividend reinvestment plan	18	18	307	—	—	—	325
Balance, September 30, 2023	7,600	$7,600	$93,070	$1,929	$54,059	$(33,057)	$123,601

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Nonvested		Accumulated
	Common		Additional	Restricted		Other
	Shares	Common	Paid-in	Stock and	Retained	Comprehensive
(Dollars in thousands)	Issued	Stock	Capital	Stock Units	Earnings	Loss	Total
Balance, December 31, 2023	7,606	$7,606	$93,167	$2,181	$56,296	$(28,191)	$131,059
Net income	—	—	—	—	2,597	—	2,597
Other comprehensive income, net of tax expense of $11	—	—	—	—	—	749	749
Issuance of common stock-share based compensation	9	9	160	(273)	—	—	(104)
Issuance of restricted stock	14	14	228	(242)	—	—	—
Grant restricted stock units	—	—	—	70	—	—	70
Amortization of compensation on restricted stock	—	—	—	184	—	—	184
Shares forfeited	(6)	(6)	(97)	—	—	—	(103)
Dividends: Common ($0.14 per share)	—	—	—	—	(1,063)	—	(1,063)
Dividend reinvestment plan	6	6	98	—	—	—	104
Balance, March 31, 2024	7,629	$7,629	$93,556	$1,920	$57,830	$(27,442)	$133,493
Net income	—	—	—	—	3,265	—	3,265
Other comprehensive income net of tax expense of $80	—	—	—	—	—	154	154
Issuance of restricted stock	—	—	4	(4)			—
Grant restricted stock units	—	—	—	29	—	—	29
Amortization of compensation on restricted stock	—	—	—	211	—	—	211
Shares forfeited	—	—	(6)				(6)
Dividends: Common ($0.14 per share)	—	—	—	—	(1,066)	—	(1,066)
Dividend reinvestment plan	6	6	93				99
Balance, June 30, 2024	7,635	$7,635	$93,647	$2,156	$60,029	$(27,288)	$136,179
Net income	—	—	—	—	3,861	—	3,861
Other comprehensive income net of tax expense of $1,229	—	—	—	—	—	4,065	4,065
Grant restricted stock units	—	—	—	30	—	—	30
Amortization of compensation on restricted stock	—	—	—	211	—	—	211
Dividends: Common ($0.15 per share)	—	—	—	—	(1,143)	—	(1,143)
Dividend reinvestment plan	6	6	103	—	—	—	109
Balance, September 30, 2024	7,641	$7,641	$93,750	$2,397	$62,747	$(23,223)	$143,312

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
7

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$9,723	$8,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,285	1,317
Net premium amortization on investment securities available-for-sale	(2,439)	(1,754)
Net premium amortization on investment securities held-to-maturity	(469)	(422)
Provision for credit losses	567	730
Writedowns of other real estate owned	78	—
Origination of loans held-for-sale	(55,334)	(36,003)
Sale of loans held-for-sale	57,476	32,273
Gain on sale of loans held-for-sale	(1,644)	—
Gain on sale of other real estate owned	(5)	(151)
Amortization of intangibles	118	118
Accretion on acquired loans	—	(61)
Loss on sale of securities	—	1,249
(Gain) loss on fair value of equity securities	(20)	2
Increase in other assets	2,333	(3,942)
Increase in other liabilities	3,012	1,815
Net cash provided by operating activities	14,681	3,717
Cash flows from investing activities:
Purchase of investment securities available-for-sale	—	(6,025)
Purchase of other investment securities	—	(2,114)
Maturity/call of investment securities available-for-sale	20,109	17,089
Maturity/call of investment securities held-to-maturity	5,426	9,219
Proceeds from sale of other investment securities	1,766	—
Proceeds from sale of securities available-for-sale	—	38,662
Increase in loans	(62,735)	(110,722)
Proceeds from sale of other real estate owned	—	419
Purchase of property and equipment	(800)	(966)
Net disposals of property and equipment	5	—
Net cash used in investing activities	(36,229)	(54,438)
Cash flows from financing activities:
Increase in deposit accounts	133,063	106,644
(Increase) decrease in securities sold under agreements to repurchase	(4,070)	(1,570)
Increase (decrease) in Fed Funds Borrowed	3,656	(22,000)
Advances from the Federal Home Loan Bank	—	269,000
Repayment of advances from the Federal Home Loan Bank	(40,000)	(239,000)
Shares retired / forfeited	(109)	(111)
Dividends paid: Common Stock	(3,272)	(3,175)
Restricted Stock Units Granted	129	143
Cost of issuance of common stock-deferred compensation	(104)	(28)
Change in non-vested restricted stock	606	548
Dividend reinvestment plan	312	325
Net cash provided by financing activities	98,351	110,776
Net increase in cash and cash equivalents	76,803	60,055
Cash and cash equivalents at beginning of period	94,695	37,401
Cash and cash equivalents at end of period	$171,498	$97,456
Supplemental disclosure:
Cash paid during the period for:
Interest	$23,050	$13,469
Income taxes	$2,786	$3,459
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities, net of tax	$3,947	$(2,639)
Amortization of unrealized losses on securities from transfer of available-for-sale securities to held-to-maturity, net of tax	1,021	981
Recognition of operating lease liability	—	825

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”) (collectively, the “Company”) present fairly in all material respects the Company’s financial position at September 30, 2024 and December 31, 2023, and the Company’s results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This amendment is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments require disclosure of incremental segment information on an annual and interim basis for all public entities. The amendments are effective for the Company for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. Early adoption is permitted.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This amendment is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. The amendments are effective for the Company for annual periods beginning after December 15, 2024. Early adoption is permitted.

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

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Nine months		Three months
	Ended September 30,		Ended September 30,
(In thousands except average market price and per share data)	2024	2023	2024	2023
Numerator (Net income available to common shareholders)	$9,723	$8,546	$3,861	$1,756
Denominator
Weighted average common shares outstanding for:
Basic shares	7,613	7,564	7,623	7,573
Dilutive securities:
Deferred compensation	82	85	99	82
Diluted common shares outstanding	7,695	7,649	7,722	7,655
Earnings per common share:
Basic	$1.28	$1.13	$0.51	$0.23
Diluted	1.26	1.12	0.50	0.23
The average market price used in calculating assumed number of shares	$18.40	$18.83	$20.69	$17.80

Note 3 - Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below. As of September 30, 2024 and December 31, 2023, there was no allowance for credit losses on available-for-sale securities.

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2024
US Treasury securities	$15,815	$—	$(2,061)	$13,754
Government Sponsored Enterprises	2,500	—	(289)	2,211
Mortgage-backed securities	245,975	70	(13,264)	232,781
Small Business Administration pools	13,199	27	(296)	12,930
Corporate and other securities	8,757	—	(880)	7,877
Total	$286,246	$97	$(16,790)	$269,553

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2023
US Treasury securities	$20,791	$—	$(2,445)	$18,346
Government Sponsored Enterprises	2,500	—	(371)	2,129
Mortgage-backed securities	255,757	15	(17,613)	238,159
Small Business Administration pools	16,108	24	(411)	15,721
Corporate and other securities	8,759	—	(888)	7,871
Total	$303,915	$39	$(21,728)	$282,226

HELD-TO-MATURITY:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2024
Mortgage-backed securities	$108,094	$—	$(5,931)	$102,163
State and local government	104,149	104	(1,771)	102,482
Allowance for credit losses on Held-to-Maturity Securities	(24)	—	—	(24)
Total	$212,219	$104	$(7,702)	$204,621

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Mortgage-backed securities	$112,740	—	(8,490)	$104,250
State and local government	104,460	283	(3,445)	101,298
Allowance for credit losses on Held-to-Maturity Securities	(30)	—	—	(30)
Total	$217,170	283	(11,935)	$205,518

There were no gross realized gains or gross realized losses from the sale of available-for-sale investment securities during the three and nine months ended September 30, 2024, and $1.2 million gross realized losses from the sale of available -for-sale securities during the three and nine months ended September 30, 2023.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2024 and December 31, 2023, there was no allowance for credit loss related to the available-for-sale securities portfolio.

The following tables show gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of September 30, 2024.

September 30, 2024	Less than 12 months		12 months or more		Total
Available-for-sale securities:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
US Treasury Securities	$—	$—	$13,754	$2,061	$13,754	$2,061
Government Sponsored Enterprise	—	—	2,211	289	2,211	289
Mortgage-backed securities	318	—	222,197	13,264	222,515	13,264
Small Business Administration pools	700	—	9,104	296	9,804	296
Corporate and other securities	1,495	263	6,377	617	7,872	880
Total	$2,513	$263	$253,643	$16,527	$256,156	$16,790
11

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

The following table shows a roll forward of the allowance for credit losses on held to maturity securities for the three and nine months ended September 30, 2024 and 2023.

Three Months
Ended
(Dollars in thousands)	September 30, 2024
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, June 30, 2024	$27
Provision for credit losses	(3)
Ending balance, September 30, 2024	$24

Three Months
Ended
(Dollars in thousands)	September 30, 2023
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, June 30, 2023	$37
Provision for credit losses	(5)
Ending balance, September 30, 2023	$32

Nine Months
Ended
(Dollars in thousands)	September 30, 2024
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2023	$30
Provision for credit losses	(6)
Ending balance, September 30, 2024	$24

Nine Months
Ended
(Dollars in thousands)	September 30, 2023
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2022	$—
Adjustment for adoption of ASC 326	43
Provision for credit losses	(11)
Ending balance, September 30, 2023	$32

At September 30, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual at September 30, 2024.

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

All the mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS as of September 30, 2024 and December 31, 2023. The state and local governments securities held by the Company are highly rated by major rating agencies.

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings (Moody’s) on a quarterly basis. In the event that Moody’s does not provide a rating, the comparable S&P rating is used and converted to a Moody’s rating. The following table summarizes the amortized cost of debt securities held to maturity at September 30, 2024 and December 31, 2023, aggregated by credit quality indicators.

	As of	As of
(Dollars in thousands)	September 30, 2024	December 31, 2023
Rating:
Aaa	$153,394	$156,749
Aa1/Aa2/Aa3	53,792	55,388
A1/A2	5,057	5,063
Allowance for Credit Losses on Held-to-Maturity Securities	(24)	(30)
Total	$212,219	$217,170

The following table shows the amortized cost and fair value of investment securities at September 30, 2024, by expected maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

	Available-for-sale
September 30, 2024	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$244	$240
Due after one year through five years	12,505	12,315
Due after five years through ten years	33,492	30,028
Due after ten years	240,005	226,970
Total	$286,246	$269,553

	Held-To-Maturity
September 30, 2024	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$4,665	$4,631
Due after one year through five years	56,606	55,635
Due after five years through ten years	60,346	59,285
Due after ten years	90,626	85,094
Allowance for Credit Losses on Held-to-Maturity Securities	(24)	(24)
Total	$212,219	$204,621

Note 4 - Loans

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $2.0 million and $2.2 million as of September 30, 2024 and December 31, 2023, respectively.

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Commercial	$84,445	$78,134
Real estate:
Construction	149,395	118,225
Mortgage-residential	121,021	94,796
Mortgage-commercial	786,029	791,947
Consumer:
Home equity	38,697	34,752
Other	17,072	16,165
Total loans, net of deferred loan fees and costs	$1,196,659	$1,134,019

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2024:

	Term Loans by year of Origination
($ in thousands)	2020	2021	2022	2023	2024	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$679	$20,609	$7,649	$8,928	$15,591	$8,355	$22,586	$38	$84,435
Special mention	—	—	—	—	—	—	10	—	10
Total commercial	679	20,609	7,649	8,928	15,591	8,355	22,596	38	84,445

Current period gross write-offs	—	77	—	—	—	5	—	—	83
Real estate construction
Pass	—	4,415	41,830	54,141	15,879	6,249	26,881	—	149,395
Total real estate construction	—	4,415	41,830	54,141	15,879	6,249	26,881	—	149,395

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	9,129	5,566	32,835	29,775	12,569	8,466	880	21,201	120,421
Special mention	219	—	—	—	—	170	—	—	389
Substandard	—	—	—	—	—	211	—	—	211
Total real estate mortgage-residential	9,348	5,566	32,835	29,775	12,569	8,466	880	21,201	121,021

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	82,379	123,895	192,465	110,281	58,864	205,140	12,084	581	785,689
Special mention	—	—	—	—	—	151	—	—	151
Substandard	—	117	—	—	—	72	—	—	189
Total real estate mortgage-commercial	82,379	124,012	192,465	110,281	58,864	205,363	12,084	581	786,029

Current period gross write-offs	—	2	—	—	—	—	—	—	2

Consumer - home equity
Pass	—	—	—	—	—	—	37,532	—	37,532
Special mention	—	—	—	—	—	—	105	—	105
Substandard	—	—	—	—	—	—	1,060	—	1,060
Total consumer - home equity	—	—	—	—	—	—	38,697	—	38,697

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	120	283	752	1,279	2,438	1,236	10,946	—	17,054
Special mention	—	—	—	15	3	—	—	—	18
Total consumer - other	120	283	752	1,294	2,441	1,236	10,946	—	17,072

Current period gross write-offs	—	—	—	—	—	—	64	—	64
15

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023:

	Term Loans by year of Origination
($ in thousands)	2019	2020	2021	2022	2023	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$1,149	$1,375	$23,226	$9,018	$12,950	$9,230	$21,033	$49	$78,030
Special mention	—	—	—	—	—	26	—	—	26
Substandard	—	—	78	—	—	—	—	—	78
Total commercial	1,149	1,375	23,304	9,018	12,950	9,256	21,033	49	78,134

Current period gross write-offs	—	20	—	—	—	—	—	—	20
Real estate construction
Pass	6,864	—	5,074	39,514	47,992	—	18,781	—	118,225
Total real estate construction	6,864	—	5,074	39,514	47,992	—	18,781	—	118,225

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	1,894	10,548	6,219	28,843	28,517	8,420	977	8,962	94,380
Special mention	—	25	—	—	—	177	—	—	202
Substandard	—	—	—	—	—	214	—	—	214
Total real estate mortgage-residential	1,894	10,573	6,219	28,843	28,517	8,811	977	8,962	94,796

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	47,962	95,120	136,892	201,380	106,125	189,983	14,038	329	791,829
Special mention	—	—	—	—	—	21	—	—	21
Substandard	—	—	—	—	—	97	—	—	97
Total real estate mortgage-commercial	47,962	95,120	136,892	201,380	106,125	190,101	14,038	329	791,947

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - home equity
Pass	—	—	—	—	—	—	33,621	—	33,621
Special mention	—	—	—	—	—	—	67	—	67
Substandard	—	—	—	—	—	—	1,064	—	1,064
Total consumer - home equity	—	—	—	—	—	—	34,752	—	34,752

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	420	203	435	1,164	2,043	902	10,982	—	16,149
Special mention	—	—	—	—	16	—	—	—	16
Substandard	—	—	—	—	—	—	—	—	—
Total consumer - other	420	203	435	1,164	2,059	902	10,982	—	16,165

Current period gross write-offs	—	—	—	—	—	—	67	—	67

The detailed activity in the allowance for credit losses and the recorded investment in loans receivable for the three and nine months ended September 30, 2024 is shown below:

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at June 30, 2024	$1,026	$1,619	$1,378	$8,146	$504	$259	$12,932
Charge-offs	(53)	—	—	—	—	(29)	(82)
Recoveries	3	1	—	2	2	6	14
Provision for credit losses	35	63	148	(274)	50	(47)	69
Balance at September 30, 2024	$1,011	$1,683	$1,526	$7,874	$556	$283	$12,933

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at December 31, 2023	$935	$1,337	$1,122	$8,146	$472	$255	$12,267
Charge-offs	(83)	—	—	(2)	—	(64)	(149)
Recoveries	5	2	18	9	7	12	53
Provision for credit losses	154	344	386	(280)	77	80	761
Balance at September 30, 2024	$1,011	$1,683	$1,526	$7,874	$556	$283	$12,933

The detailed activity in the allowance for credit losses and the recorded investment in loans receivable for the three and nine months ended September 30, 2023 is shown below:

($ in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Total
Balance at June 30, 2023	$1,012	$1,127	$861	$7,886	$438	$230	$11,554
Charge-offs	(20)	—	—	—	—	(14)	(34)
Recoveries	1	1	1	15	13	7	38
Provisions	(6)	222	122	(82)	(12)	16	260
Ending balance September 30, 2023	$987	$1,350	$984	$7,819	$439	$239	$11,818

($ in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
Balance at December 31, 2022	$849	$75	$723	$8,569	$314	$170	$636	$11,336
Adjustment to allowance for adoption of ASU 2016-13	193	1,075	32	(883)	166	39	(636)	(14)
Charge-offs	(20)	—	—	—	—	(50)	—	(70)
Recoveries	4	2	4	33	19	13	—	75
Provisions	(39)	198	225	100	(60)	67	—	491
Ending balance September 30, 2023	$987	$1,350	$984	$7,819	$439	$239	—	$11,818

There were no loans modified for borrowers experiencing financial difficulty during the nine months ended September 30, 2024 or the nine months ended September 30, 2023.

The following table shows the amortized cost basis as of September 30, 2024 of the loans modified for borrowers experiencing financial difficulty segregated by loan category and describes the financial effect of the modification made for a borrower experiencing financial difficulty.

	September 30, 2024
(Dollars in thousands)	Amortized cost basis	% of Total Loan Type	Financial effect
Real Estate Mortgage Residential	197	0.16%	Deferred two monthly payments that are added to the end of the original loan term.
Total Loans	$197	$0.16%

The following tables are by loan category and present loans past due and on non-accrual status as of September 30, 2024 and December 31, 2023.

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
September 30, 2024	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$55	$6	$—	$—	$61	$84,384	$84,445
Real estate:
Construction	—	—	—	—	—	149,395	149,395
Mortgage-residential	129	422	211	—	762	120,259	121,021
Mortgage-commercial	148	74	—	117	339	785,690	786,029
Consumer:
Home equity	229	—	—	2	231	38,466	38,697
Other	10	7	—	—	17	17,055	17,072
	$571	$509	$211	$119	$1,410	$1,195,249	$1,196,659

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2023	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$19	$7	$—	$24	$50	$78,084	$78,134
Real estate:
Construction	—	—	—	—	—	118,225	118,225
Mortgage-residential	244	15	214	—	473	94,323	94,796
Mortgage-commercial	67	124	—	—	191	791,756	791,947
Consumer:
Home equity	—	—	—	3	3	34,749	34,752
Other	22	—	1	—	23	16,142	16,165
	$352	$146	$215	$27	$740	$1,133,279	$1,134,019

The following table is a summary of the Company’s non-accrual loans by major categories for the periods indicated.

	CECL
	September 30, 2024
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$—	$—
Real estate:
Construction	—	—	—
Mortgage-residential	—	—	—
Mortgage-commercial	—	117	117
Consumer:
Home equity	—	2	2
Other	—	—	—
Total	$—	$119	$119
18

	CECL
	December 31, 2023
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$24	$24
Real estate:
Construction	—	—	—
Mortgage-residential	—	—	—
Mortgage-commercial	—	—	—
Consumer:
Home equity	—	3	3
Other	—	—	—
Total	$—	$27	$27

The Company recognized $6,800 and $29,200 of interest income on non-accrual loans during the three and nine months ended September 30, 2024, and the company recognized $5,100 and $93,700 of interest income on non-accrual loans during the three and nine months ended September 30, 2023, respectively.

For the three and nine months ended September 30, 2024 and September 30, 2023 $1,600 and less than $1,000 of accrued interest was written off by reversing interest income.

There were no collateral dependent loans that were individually evaluated at September 30, 2024 and December 31, 2023.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments is separately classified on the balance sheet within Other Liabilities and was $409,000 and $597,000 at September 30, 2024 and December 31, 2023, respectively.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and nine months ended September 30, 2024 and September 30, 2023.

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, June 30, 2024	$490
Provision for unfunded commitments	(81)
Balance, September 30, 2024	$409

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2023	$597
Provision for unfunded commitments	(188)
Balance, September 30, 2024	$409
19

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, June 30, 2023	$429
Provision for unfunded commitments	214
Balance, September 30, 2023	$643

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2022	$—
Adjustment for ASU	398
Provision for unfunded commitments	245
Balance, September 30, 2023	$643

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

20

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

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and short term investments	$171,499	$171,499	$171,499	$—	$—
Available-for-sale securities	269,553	269,553	—	269,553	—
Held-to-maturity securities	212,219	204,622	—	204,622	—
Other investments, at cost	5,054	5,054	—	—	5,054
Loans held for sale	3,935	3,935	—	3,935	—
Net loans receivable	1,183,257	1,133,928	—	—	1,133,928
Accrued interest receivable	5,994	5,994	5,994	—	—
Financial liabilities:
Non-interest bearing demand	$441,386	$441,386	$—	$441,386	$—
Interest bearing demand deposits and money market accounts	771,319	771,319	—	771,319	—
Savings	108,640	108,640	—	108,640	—
Time deposits	313,706	317,725	—	317,725	—
Total deposits	1,635,051	1,639,070	—	1,639,070	—
Federal Home Loan Bank Advances	50,000	50,000	—	50,000	—
Short term borrowings	70,589	70,589	—	70,589	—
Derivative financial instruments	82	82	—	82	—
Junior subordinated debentures	14,964	12,906	—	12,906	—
Accrued interest payable	5,635	5,635	5,635	—	—
21

	December 31, 2023
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$94,695	$94,695	$94,695	$—	$—
Available-for-sale securities	282,226	282,226	—	282,226	—
Held-to-maturity securities	217,170	205,518	—	205,518	—
Other investments, at cost	6,800	6,800	—	—	6,800
Loans held for sale	4,433	4,433	—	4,433	—
Derivative financial instruments	1,069	1,069	—	1,069	—
Net loans receivable	1,121,752	1,088,053	—	—	1,088,053
Accrued interest receivable	5,869	5,869	5,869	—	—
Financial liabilities:
Non-interest bearing demand	$432,333	$432,333	$—	$432,333	$—
Interest bearing demand deposits and money market accounts	707,434	707,434	—	707,434	—
Savings	118,623	118,623	—	118,623	—
Time deposits	252,611	252,137	—	252,137	—
Total deposits	1,511,001	1,510,527	—	1,510,527	—
Federal Home Loan Bank Advances	90,000	90,000	—	90,000	—
Short term borrowings	62,863	62,863	—	62,863	—
Junior subordinated debentures	14,964	13,123	—	13,123	—
Accrued interest payable	3,575	3,575	3,575	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2024 and December 31, 2023 that are measured on a recurring basis.

(Dollars in thousands)	September 30, 2024
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury Securities	$13,754	$—	$13,754	$—
Government Sponsored Enterprises	2,211	—	2,211	—
Mortgage-backed securities	232,781	—	232,781	—
Small Business Administration pools	12,930	—	12,930	—
Corporate and other securities	7,877	—	7,877	—
Total Available-for-sale securities	269,553	—	269,553	—
Loans held for sale	4,433	—	4,433	—
Total	$273,986	$—	$273,986	$—

(Dollars in thousands)	December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury Securities	$18,346	$—	$18,346	$—
Government Sponsored Enterprises	2,129	—	2,129	—
Mortgage-backed securities	238,159	—	238,159	—
Small Business Administration pools	15,721	—	15,721	—
Corporate and other securities	7,871	—	7,871	—
Total Available-for-sale securities	282,226	—	282,226	—
Derivative financial instruments	1,069	—	1,069	—
Loans held for sale	4,433	—	4,433	—
Total	$287,728	$—	$287,728	$—
22

The following tables summarize quantitative disclosures about the fair value for each category of liabilities carried at fair value as of September 30, 2024 that are measured on a recurring basis. There were no liabilities carried at fair value as of December 31, 2023 that are measured on a recurring basis.

(Dollars in thousands)	September 30, 2024
Description	Total	Level 1	Level 2	Level 3
Derivative financial instruments	82	—	82	—
Total	$82	$—	$82	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2024 and December 31, 2023 that are measured on a non-recurring basis. There were no Level 3 financial instruments as of September 30, 2024 and December 31, 2023 measured on a recurring basis.

(Dollars in thousands)	September 30, 2024
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:
Construction	$145	$—	$—	$145
Mortgage-commercial	399	—	—	399
Total other real estate owned	544	—	—	544
Total	$544	$—	$—	$544

(Dollars in thousands)	December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:
Construction	$145	$—	$—	$145
Mortgage-commercial	477	—	—	477
Total other real estate owned	622	—	—	622
Total	$622	$—	$—	$622

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

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of September 30, 2024	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$544	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2023	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$622	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 6 - Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Non-interest bearing demand deposits	$441,386	$432,333
Interest bearing demand deposits and money market accounts	771,319	707,434
Savings	108,641	118,623
Time deposits of $250,000 or less	244,266	207,233
Time deposits greater than $250,000	78,452	45,378
Total deposits	$1,644,064	$1,511,001

Time deposits of $250,000 or less include $22.4 million and $48.1 million in brokered deposits as of September 30, 2024 and December 31, 2023, respectively.

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

The following tables present selected financial information for the Company’s reportable business segments for the three and nine months ended September 30, 2024 and September 30, 2023.

(Dollars in thousands)	Commercial		Investment
Three months ended September 30, 2024	and Retail	Mortgage	Advisory and
	Banking	Banking	Non-Deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$21,211	$1,940	$—	$1,454	$(1,444)	$23,161
Interest expense	8,714	724	—	311	—	9,749
Net interest income	$12,497	$1,216	$—	$1,143	$(1,444)	$13,412
Provision for credit losses	(135)	119	—	—	—	(16)
Noninterest income	1,400	575	1,595	—	—	3,570
Noninterest expense	9,606	964	1,060	361	—	11,991
Net income before taxes	$4,426	$708	$535	$782	$(1,444)	$5,007
Income tax provision (benefit)	1,285	—	—	(139)	—	1,146
Net income	$3,141	$708	$535	$921	$(1,444)	$3,861
24

(Dollars in thousands)	Commercial		Investment
Three months ended September 30, 2023	and Retail	Mortgage	Advisory and
	Banking	Banking	Non-Deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$17,646	$1,078	$—	$1,360	$(1,350)	$18,734
Interest expense	5,990	332	—	309	—	6,631
Net interest income	$11,656	$746	$—	$1,051	$(1,350)	$12,103
Provision for credit losses	295	179	—	—	—	474
Noninterest income	166	511	1,187	—	—	1,864
Noninterest expense	9,194	949	796	334	—	11,273
Net income before taxes	$2,333	$129	$391	$717	$(1,350)	$2,220
Income tax provision (benefit)	597	—	—	(133)	—	464
Net income	$1,736	$129	$391	$850	$(1,350)	$1,756

(Dollars in thousands)	Commercial		Investment
Nine months ended September 30, 2024	and Retail	Mortgage	Advisory and
	Banking	Banking	Non-Deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$61,269	$5,050	$—	$4,209	$(4,180)	$66,348
Interest expense	25,323	1,915	—	927	—	28,165
Net interest income	$35,946	$3,135	$—	$3,282	$(4,180)	$38,183
Provision for credit losses	184	383	—	—	—	567
Noninterest income	4,276	1,659	4,461	—	—	10,396
Noninterest expense	28,760	2,768	2,998	1,113	—	35,639
Net income before taxes	$11,278	$1,643	$1,463	$2,169	$(4,180)	$12,373
Income tax provision (benefit)	3,087	—	—	(437)	—	2,650
Net income (loss)	$8,191	$1,643	$1,463	$2,606	$(4,180)	$9,723

(Dollars in thousands)	Commercial		Investment
Nine months ended September 30, 2023	and Retail	Mortgage	Advisory and
	Banking	Banking	Non-Deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$49,569	$2,525	$—	$4,018	$(3,991)	$52,121
Interest expense	13,974	677	—	873	—	15,524
Net interest income	$35,595	$1,848	$—	$3,145	$(3,991)	$36,597
Provision for credit losses	369	361	—	—	—	730
Noninterest income	3,115	1,040	3,335	—	—	7,490
Noninterest expense	26,474	2,648	2,310	1,032	—	32,464
Net income before taxes	$11,867	$(121)	$1,025	$2,113	$(3,991)	$10,893
Income tax provision (benefit)	2,743	—	—	(396)	—	2,347
Net income (loss)	$9,124	$(121)	$1,025	$2,509	$(3,991)	$8,546

The table below presents total assets for the Company’s reportable business segments as of September 30, 2024 and December 31, 2023.

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	Advisory and
	Banking	Banking	Non-Deposit	Corporate	Eliminations	Consolidated
Total Assets as of September 30, 2024	$1,809,674	$132,656	$8	$174,634	$(173,424)	$1,943,548
Total Assets as of December 31, 2023	$1,727,245	$99,310	$5	$174,468	$(173,340)	$1,827,688

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

The interest rate swap had a notional amount of $150.0 million at September 30, 2024 and December 31, 2023 and a negative fair value of $82.3 thousand and a positive fair value of $1.1 million at September 30, 2024 and December 31, 2023, respectively. All changes in fair value are recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

Note 9 - Leases

The Company has operating leases on three and four of its facilities at September 30, 2024 and December 31, 2023, respectively. The reduction in leases is due to the July 31, 2024 termination of the lease for the downtown Augusta, Georgia location, which was closed June 27, 2024. The termination of the lease resulted in a reduction in right-of-use assets of $476,000, a reduction of lease liabilities of $510,000, and a reduction of lease expense of $34,000. All leases commenced prior to 2022 except for one, “the new lease,” which commenced on January 1, 2023 and has a lease term of sixty-nine months with a discount rate of 3.87%. The Right-of-Use (“ROU”) asset and lease liability associated with the new lease were recognized at lease commencement by calculating the present value of lease payments over the lease term. An ROU asset of $823,800 and a lease liability of $824,600 were recognized upon commencement of the new lease. The three leases, including the new lease, have maturities ranging from May 2027 to December 2038, some of which include extensions of multiple two-year terms. The following tables present information about the Company’s leases:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Right-of-use assets	$2,546	$3,248
Lease liabilities	$2,711	$3,426
Weighted average remaining lease term	11.34 years	11.70 years
Weighted average discount rate	4.21%	4.29%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Operating lease cost	$102	$112	$327	$336
Cash paid for amounts included in the measurement of lease liabilities	$129	$103	$340	$309

The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2024.

(Dollars in thousands)
Year	Operating Leases
2024	$93
2025	377
2026	386
2027	363
2028	303
Thereafter	1,945
Total undiscounted lease payments	$3,467
Less effect of discounting	(756)
Present value of estimated lease payments (lease liability)	$2,711

Note 10 - Accumulated Other Comprehensive Loss

The following table presents the changes in each component or accumulated other comprehensive loss net of tax, for the nine months ended September 30, 2024.

(Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	(17,135)	(11,056)	(28,191)
Other comprehensive loss	3,947	—	3,947
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,021	1,021
Net other comprehensive income during period	3,947	1,021	4,968
Balance at September 30, 2024	(13,188)	(10,035)	(23,223)

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

Management has reviewed events occurring through the date the financial statements were available to be issued and no other subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of September 30, 2024.

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
28

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

Overview

The following discussion describes our results of operations for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 and analyzes our financial condition as of September 30, 2024 as compared to December 31, 2023. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb our estimate of expected credit losses on existing loans that may become uncollectible. We establish and maintain this allowance by recording a provision for or release of credit losses against our earnings. In the following section, we have included a detailed discussion of this process.

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

Effective July 1, 2024, J. Ted Nissen became the Chief Executive Officer of the Bank while still retaining the role of President and he also joined the Company’s and the Bank’s boards of directors. Michael C. Crapps continues in his role as President and Chief Executive Officer of the Company. In his role as Chief Executive Officer of the Bank, Mr. Nissen is responsible for the leadership of day-to-day operations of the Bank including its mortgage and financial planning lines of business. Mr. Crapps will continue to focus on board governance, investor relations, strategy development and growth decisions, client retention and prospecting, and leadership development.

Effective December 31, 2024, Tanya A. Butts intends to retire from her roles as Executive Vice President and Chief Operations/Risk Officer of the Company and Bank. We selected Sarah Donley, our Senior Vice President and Controller and a 27-year employee, as Ms. Butts’ successor following a transition period.

On June 27, 2024, we closed our banking office located at 771 Broad Street in downtown Augusta, Georgia. We have three other banking offices in the Central Savannah River Area (CRSA) including locations in Augusta and Evans, Georgia and in Aiken, South Carolina. Cost savings are estimated to be approximately $327,000 annually on a go-forward basis.

Recent Industry Events

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments, deposits and borrowings through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member banks’ deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. During 2023, market interest rates increased 1.00% due to an increase in inflation. The target range of federal funds was 5.25% - 5.50% from July 26, 2023 to September 17, 2024. On September 18, 2024, the FOMC reduced the target range of federal funds by 0.50% to 4.75% - 5.00%. The target range of federal funds was 4.75% - 5.00% at September 30, 2024 compared to 5.25% - 5.50% at September 30, 2023. Changes in market interest rates can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. Furthermore, changes in market interest rates can have a significant impact on the level of mortgage originations and related mortgage banking income.

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

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our unaudited consolidated financial statements as of September 30, 2024 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 21, 2024.

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

Comparison of Results of Operations for Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

Net Income

Our net income for the three months ended September 30, 2024 increased $2.1 million to $3.9 million, or $0.50 diluted earnings per common share, as compared to $1.8 million, or $0.23 diluted earnings per common share, for the three months ended September 30, 2023. The $2.1 million increase in net income between the two periods is primarily due to a $1.3 million increase in net interest income, a $490,000 decrease in provision for credit losses, and a $1.7 million increase in total non-interest income, partially offset by a $718,000 increase in total non-interest expense and a $682,000 increase in income tax expense.

•	The $1.3 million increase in net interest income results from a $177.5 million increase in average earning assets between the two periods.

•	The $16,000 release of provision for credit losses during the three months ended September 30, 2024 was primarily due to a $23.1 million reduction in unfunded commitments net of unconditionally cancellable commitments and a two basis points reduction in our qualitative factor for reasonable and supportable forecast alternative scenarios due to a slight reduction in the probability of a recession partially offset by a $7.5 million increase in loans held-for-investment, a slight extension in the average life of the loan portfolio due to lower loan prepayments, and $68,000 in net charge-offs.

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

•	The $1.7 million increase in non-interest income is primarily related to increases in mortgage banking income of $64,000, investment advisory fees and non-deposit commissions of $408,000, ATM debit card income of $15,000, and bank owned life insurance of $14,000; and a decrease in loss on sale of securities of $1.2 million, partially offset by decreases in deposit service charges of $12,000 and gain on sale of other assets of $41,000.

•	During the three months ended September 2023, we sold $39.9 million of book value U.S. Treasuries in our available-for-sale investment securities portfolio. While this sale created a one-time pre-tax loss of $1.2 million, it provided additional liquidity which was used to pay down borrowings and fund loan growth. The weighted average book yield of the securities sold was 1.75% and the projected earn back period is 1.6 years. Such measures transition the balance sheet to be more efficient, improves net interest margin, and positions us for higher earnings in the future.

•	The $718,000 increase in non-interest expense is primarily due to increases in salaries and employee benefits of $809,000, occupancy of $17,000, FDIC insurance assessment of $79,000, core banking and electronic processing and services of $90,000, ATM/debit card processing of $63,000, legal and professional of $26,000, and investment advisory services of $24,000 partially offset by decreases in equipment of $25,000, marketing and public relations of $132,000, other real estate expense of $10,000, loan processing costs of $49,000, correspondent services of $23,000, and debit card and fraud expense of $250,000.

•	Debit card and fraud losses increased $247,000 to $277,000 during the three months ended September 30, 2023 compared to $30,000 during the same period in 2022. Debit card losses were $46,000 and check fraud losses were $230,000 during the third quarter of 2023. We experienced an extraordinary spike in mail check fraud losses during the third quarter of 2023. Historically, our fraud losses have been well under those of peers. We believe the third quarter 2023 spike, with over three times the normal customer-reported incidences, was directly related to confirmed local mail thefts within our markets, as well as fraudsters targeting smaller counterfeit check amounts to avoid early detection. Our current case volumes, as reported by customers, suggest that the spike has abated. However, because fraud risk is ever evolving, we have responded with countermeasures including deploying additional resources, and conducting a formal customer education marketing campaign called “THINK TWICE”, which requests customers who have been a victim of fraud to enhance their check authorization processes and upgrade to our current fraud detection system.

•	Our effective tax rate was 22.89% during the three months ended September 30, 2024 compared to 20.90% during the three months ended September 30, 2023.
32

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

Net interest income increased $1.3 million, or 10.8%, to $13.4 million for the three months ended September 30, 2024 from $12.1 million for the three months ended September 30, 2023. Our net interest margin remained flat at 2.95% during the three months ended September 30, 2024 compared to 2.95% during the three months ended September 30, 2023. Our net interest margin, on a taxable equivalent basis, was 2.96% for the three months ended September 30, 2024 compared to 2.96% for the three months ended September 30, 2023. Average earning assets were $1.8 billion for the three months ended September 30, 2024 and $1.6 billion in the same period of 2023.

•	The $1.3 million increase in net interest income results from a $177.5 million increase in average earning assets between the two periods.

•	The increase in average earning assets was primarily due to increases of $134.5 million in loans and $88.5 million in interest bearing deposits in other banks, partially offset by a decrease of $45.5 million in total securities.

•	The increase in our earning asset yield was due to a change in the mix of our earning assets from lower yielding securities to higher yielding loans and short-term investments, which resulted in a higher percentage of earning assets in higher yielding loans and short-term investments, due to an increase in market interest rates, and due to a pay-fixed/receive-floating interest rate swap (the “Pay-Fixed Swap Agreement”) described below.

•	Investment securities represented 27.0% of average total earning assets for the three months ended September 30, 2024 compared to 32.7% during the same period in 2023. This decline was primarily due to the sale of $39.9 million of book value U.S. Treasuries in our available-for-sale investment securities portfolio during the third quarter of 2023 and normal principal cash flows from the investment securities portfolio.
•	Short-term investments represented 6.5% of average total earning assets for the three months ended September 30, 2024 compared to 1.8% during the same period in 2023.
•	Loans represented 66.5% of average total earning assets for the three months ended September 30, 2024 compared to 65.5% during the same period in 2023.
•	During 2022 and 2023, market interest rates increased due to an increase in inflation. Market interest rates declined by 0.50% in the third quarter of 2024 primarily due to a reduction in inflation and a slight increase in unemployment. The target range of federal funds was 4.75% - 5.00% at September 30, 2024 compared to 5.25% - 5.50% at September 30, 2023.
•	Effective May 5, 2023, we entered into Pay-Fixed Swap Agreement for a notional amount of $150.0 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Pay-Fixed Swap Agreement will mature on May 5, 2026 and we will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate. This interest rate swap positively impacted interest on loans by $681,000 during the three months ended September 30, 2024, compared to a positive impact of interest on loans of $626,000 during the three months ended September 30, 2023. Loan yields and net interest margin both benefited during the three months ended September 30, 2024 with an increase of 23 basis points and 15 basis points, respectively. Loan yields and net interest margin both benefited during the three months ended September 30, 2023 with an increase of 25 basis points and 16 basis points, respectively.
33

Average loans increased $134.5 million, or 12.6%, to $1.2 billion for the three months ended September 30, 2024 from $1.1 billion for the same period in 2023. Our loan (including loans held-for-sale) to deposit ratio on average during the three months ended September 30, 2024 was 74.0%, as compared to 74.4% during same period in 2023. The yield on loans increased 59 basis points to 5.73% during the three months ended September 30, 2024 from 5.14% during the same period in 2023 due to an increase in market interest rates.

Average securities for the three months ended September 30, 2024 decreased $45.5 million, or 8.5%, to $487.6 million from $533.1 million during the same period in 2023. Short-term investments and CDs increased $88.5 million to $118.0 million during the three months ended September 30, 2024 from $29.5 million during the same period in 2023. The increase in short-term investments was due to our decision to hold excess liquidity in interest bearing deposits at the Federal Reserve Bank. The yield on our securities portfolio increased to 3.53% for the three months ended September 30, 2024 from 3.42% for the same period in 2023. The yield on our short-term investments improved to 5.23% for the three months ended September 30, 2024 from 4.51%.

The yields on earning assets for the three months ended September 30, 2024 and 2023 were 5.10% and 4.56%, respectively.

The cost of interest-bearing liabilities was 2.96% during the three months ended September 30, 2024 compared to 2.27% during the same period in 2023. The cost of deposits, including demand deposits, was 2.03% during the three months ended September 30, 2024 compared to 1.32% during the same period in 2023. The cost of funds, including demand deposits, was 2.21% during the three months ended September 30, 2024 compared to 1.64% during the same period in 2023. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) plus customer cash management repurchase agreements as these accounts tend to be low-cost funding and assist us in controlling our overall cost of funds. Average pure deposits plus customer cash management repurchase agreements increased $47.0 million or 3.5% to $1.4 billion during the three months ended September 30, 2024 from $1.3 billion during the same period in 2023. During the three months ended September 30, 2024, pure deposits plus customer cash management repurchase agreements averaged 82.6% of total deposits plus customer cash management repurchase agreements as compared to 89.7% during the same period of 2023. This reduction is related to a higher rate of growth in our certificates of deposit compared to pure deposits due to the higher interest rate environment. The growth in certificates of deposit is related to both customer certificates of deposit and brokered certificates of deposit. We began issuing brokered certificates of deposit during the third quarter of 2023 to supplement our funding mix. As of September 30, 2024, we had $22.4 million in brokered certificates of deposit ranging in initial terms from 18 months to three years, with the three year term callable after six months. We had $48.1 million and $48.1 million in brokered certificates of deposit at December 31, 2023 and at September 30, 2023, respectively.

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

34

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans(1)	$1,200,150	$17,279	5.73%	$1,065,698	$13,804	5.14%
Non-taxable securities	48,641	355	2.90%	50,569	366	2.87%
Taxable securities	438,981	3,975	3.60%	482,525	4,229	3.48%
Int bearing deposits in other banks	117,979	1,552	5.23%	29,468	335	4.51%
Total earning assets	$1,805,751	$23,161	5.10%	$1,628,260	$18,734	4.56%
Cash and due from banks	24,202			25,782
Premises and equipment	30,270			31,078
Goodwill and other intangibles	15,142			15,300
Other assets	53,346			56,044
Allowance for credit losses - investments	(27)			(37)
Allowance for credit losses - loans	(12,984)			(11,757)
Total assets	$1,915,700			$1,744,670

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$321,183	$999	1.24%	$297,926	$519	0.69%
Money market accounts	422,719	3,598	3.39%	378,931	2,866	3.00%
Savings deposits	109,956	114	0.41%	126,071	72	0.23%
Time deposits	321,954	3,576	4.42%	182,252	1,320	2.87%
Fed funds purchased	40	—	0.00%	1,587	20	5.00%
Securities sold under agreements to repurchase	69,070	506	2.91%	71,492	446	2.48%
FHLB advances	50,000	646	5.14%	83,261	1,079	5.14%
Other long-term debt	14,964	310	8.24%	14,964	309	8.19%
Total interest-bearing liabilities	$1,309,886	$9,749	2.96%	$1,156,484	$6,631	2.27%
Demand deposits	445,347			447,643
Allowance for credit losses - unfunded commitments	489			431
Other liabilities	20,824			15,035
Shareholders’ equity	139,154			125,077
Total liabilities and shareholders’ equity	$1,915,700			$1,744,670

Cost of deposits, including demand deposits			2.03%			1.32%
Cost of funds, including demand deposits			2.21%			1.64%
Net interest spread			2.14%			2.28%
Net interest income/margin		$13,412	2.95%		$12,103	2.95%
Net interest income/margin (tax equivalent)(2)		$13,448	2.96%		$12,165	2.96%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held-for-sale.
(2)	Based on a 21.0% marginal tax rate.
35

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Three Months Ended September 30,
	2024 versus 2023
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$1,845	$1,630	$3,475
Non-taxable securities	(14)	3	(11)
Taxable securities	(391)	137	(254)
Interest bearing deposits in other banks	1,156	61	1,217
Total interest income	$2,596	$1,831	$4,427

Interest expense:
Interest-bearing transaction accounts	$43	$437	$480
Money market accounts	351	381	732
Savings deposits	(10)	52	42
Time deposits	1,330	926	2,256
Federal funds purchased	(10)	(10)	(20)
Securities sold under agreements to repurchase	(16)	76	60
FHLB advances	(430)	(3)	(433)
Other long-term debt	—	1	1
Total interest expense	$1,258	$1,860	$3,118
Net interest income	$1,338	$(29)	$1,309

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended September 30, 2024 increased $1.7 million to $3.6 million from $1.9 million during the same period in 2023. The increase in non-interest income was primarily related to increases of $64,000 in mortgage banking income, $408,000 in investment advisory fees and non-deposit commissions, $38,000 in other non-interest income, and a decrease of $1.2 million in loss on sale of securities, partially offset by decreases of $12,000 in deposit service charges and $41,000 in gain on sale of other assets.

Mortgage banking income increased $64,000 to $575,000 during the three months ended September 30, 2024 from $511,000 during the same period in 2023. Total production in the mortgage line of business in the three months ended September 30, 2024 was $38.1 million, which was comprised of $19.5 million in secondary market loans, $8.7 million in adjustable rate mortgages (ARMs), and $9.9 million in commitments for new construction residential real estate loans. Fee revenue from the mortgage line of business was $575,000 for the three months ended September 30, 2024, which includes $571,000 associated with the secondary market loans with a gain-on-sale margin of 2.92%. This compares to production year-over-year of $41.7 million which was comprised of $17.3 million in secondary market loans, $11.4 million in ARMs, and $13.0 million in commitments for new construction residential real estate loans during the three months ended September 30, 2023. Fee revenue from the mortgage line of business was $511,000, which includes $508,000 associated with the secondary market loans with a gain-on-sale margin of 2.93% during the three months ended September 30, 2023.

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

36

Investment advisory fees rose $408,000 to $1.6 million during the three months ended September 30, 2024 from $1.2 million during the same period in 2023. Total assets under management increased to $901.6 million at September 30, 2024 compared to $755.4 million at December 31, 2023 and $674.5 million at September 30, 2023. Our net new assets were $6.0 million during the three months ended September 30, 2024. Furthermore, our investment performance for the three months ended September 30, 2024 was 3.5% compared to 5.5% for the S&P 500; and our investment performance for the 12-month period ended September 30, 2024 was 29.2% compared to 34.4% for the S&P 500. Our customers’ assets under management are not fully invested in only equities. Our assets under management include bonds and cash.

Loss on sale of securities improved by $1.2 million to zero during the three months ended September 30, 2024 compared to a loss of $1.2 million during the same period in 2023. The $1.2 million loss on sale of securities during the three months ended September 30, 2023 was related to the previously mentioned $39.9 million sale of book value U.S. Treasuries in our available-for-sale investment securities portfolio.

Gain on sale of other assets declined $41,000 to $5,000 during the three months ended September 30, 2024 from $46,000 during the same period in 2023 due to a sale of other real estate owned during the three months ended September 30, 2023.

Other non-interest income increased $35,000 to $1.2 million during the three months ended September 30, 2024 from $1.1 million during the same period in 2023. The $35,000 increase was primarily due to increased in ATM debit card income of $15,000 and bank owned life insurance of $14,000.

The following table shows the components of non-interest income for the three-month periods ended September 30, 2024 and September 30, 2023.

(Dollars in thousands)	Three months ended September 30,
	2024	2023
Deposit service charges	$228	$240
Mortgage banking income	575	511
Investment advisory fees and non-deposit commissions	1,595	1,187
Loss on sale of securities	—	(1,249)
Gain on sale of other assets	5	46
ATM debit card income	703	688
Bank owned life insurance	203	189
Rental income	102	94
Other service fees including safe deposit box fees	51	58
Wire transfer fees	31	30
Other	77	70
Total	$3,570	$1,864

Non-interest expense increased $718,000 during the three months ended September 30, 2024 to $12.0 million compared to $11.3 million during the same period in 2023. The $718,000 increase in non-interest expense is primarily due to increases in salaries and employee benefits, occupancy, FDIC insurance assessments, partially offset by decreases in equipment, marketing and public relations, other real estate expense, net, and other non-interest expense.

•	Salary and benefits expense increased $809,000 to $7.4 million during the three months ended September 30, 2024 from $6.6 million during the same period in 2023. This increase is primarily a result of normal salary adjustments, higher mortgage banking and financial planning and investment advisory commissions, and higher incentive accruals related to higher performance levels. We had 260 full-time employees and nine part-time employees at September 30, 2024 compared to 253 full-time employees and 12 part-time employees at September 30, 2023.

•	Occupancy fees increased $17,000 to $793,000 during the three months ended September 30, 2024 from $776,000 during the same period in 2023 primarily due to higher building and yard maintenance costs.
•	FDIC assessments increased $79,000 to $290,000 during the three months ended September 30, 2024 compared to $211,000 during the same period in 2023 due to an increase in our FDIC assessment rate and our assets.

•	Equipment expense declined $25,000 to $391,000 during the three months ended September 30, 2024 from $416,000 during the same period in 2023 primarily due to lower equipment depreciation.
37

•

Marketing and public relations costs declined $132,000 to $477,000 during the three months ended September 30, 2024 from $609,000 during the same period in 2023 primarily due to the timing of planned media production and campaigns. Marketing expenses, while planned and budgeted on an annual basis, can vary significantly between quarters depending on the needs of the company.

•	Other real estate expenses decreased $10,000 to $11,000 during the three months ended September 30, 2024 from $21,000 in during the same period in the prior year.

•	Other non-interest expense decreased $21,000 to $2.6 million during the three months ended September 30, 2024 from $2.6 million during the same period in 2023.
-	Core banking and electronic processing and services increased $93,000 to $694,000 from $601,000 primarily higher customer activity and enhanced technology.
-	ATM/debit card processing increased $63,000 to $338,000 from $275,000 primarily due to higher customer activity and enhanced technology.
-	Software subscriptions and services increased $36,000 to $298,000 from $262,000 primarily due to new subscriptions and services and higher renewal prices.
-	Debit and fraud losses declined $250,000 to $27,000 from $277,000 due to the previously mentioned extraordinary spike in mail check fraud losses during the third quarter of 2023.
-	Investment advisory services increased $24,000 to $92,000 from $68,000 due to an increase in assets under management.
-	Loan processing and closing costs declined $49,000 to $56,000 from $105,000 primarily due to lower average new loan sizes in 2024 and fees paid for a home equity campaign in 2023.
-	Legal and professional fees increased $26,000 to $224,000 from $198,000 due to higher audit expenses partially offset by lower legal fees.

The following table shows the components of non-interest expense for the three-month periods ended September 30, 2024 and September 30, 2023.

(Dollars in thousands)	Three months ended September 30,
	2024	2023
Salaries and employee benefits	$7,422	$6,613
Occupancy	793	776
Equipment	391	416
Marketing and public relations	477	609
FDIC insurance assessments	290	211
Other real estate expense	11	21
Amortization of intangibles	40	39
Core banking and electronic processing and services*	694	601
ATM/debit card processing	338	275
Software subscriptions and services	298	262
Supplies	44	27
Telephone	107	122
Courier	80	71
Correspondent services	72	95
Insurance	97	96
Debit card and fraud losses	27	277
Investment advisory services	92	68
Loan processing and closing costs	56	105
Director fees	156	143
Legal and professional fees	224	198
Shareholder expense	58	48
Other	224	200
Total	$11,991	$11,273

*	Core banking and electronic processing and services includes core processing, bill payment, online banking, remote deposit capture, wire processing services and postage costs for mailing customer notices and statements.
38

Income Tax Expense

We incurred income tax expense of $1.1 million and $464,000 for the three months ended September 30, 2024 and 2023, respectively. Our effective tax rate was 22.89% and 20.90% for the three months ended September 30, 2024 and 2023, respectively.

Comparison of Results of Operations for Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Net Income

Our net income for the nine months ended September 30, 2024 increased $1.2 million to $9.7 million, or $0.14 diluted earnings per common share, from $8.5 million, or $1.12 diluted earnings per common share for the nine months ended September 30, 2023. The increase in net income between the two periods is primarily due to a $1.6 million increase in net interest income, a $163,000 decline in provision for credit losses, and a $2.9 million increase in total non-interest income, partially offset by a $3.2 million increase in total non-interest expense and a $303,000 increase in income tax expense.

•	The $1.6 million increase in net interest income results from an increase of $156.2 million in average earning assets, partially offset by a reduction of 15 basis points in the net interest margin between the two periods.

•	The $567,000 provision for credit losses during the nine months ended September 30, 2024 is primarily related to a $62.6 million increase in loans held-for-investment, a slight extension in the average life of the loan portfolio due to lower loan prepayments, and $95,000 in net charge-offs partially offset by two basis points of reduction in our qualitative factors primarily related to our reasonable and supportable forecast alternative scenarios qualitative factor due to a slight reduction in the probability of a recession and a $48.3 million reduction in our unfunded commitments net of unconditionally cancellable commitments. The $730,000 provision for credit losses during the nine months ended September 30, 2023 is primarily related to a $110.8 million increase in loans held-for-investment, a $60.2 million increase in unfunded commitments net of unconditionally cancellable commitments, and an increase in our changes in staff, markets, and product qualitative factor related to our new residential construction mortgage team and product partially offset by a reduction in our qualitative factors for changes in staff, markets, and products due to the seasoning of our Rock Hill, South Carolina team and market, which was added in the first quarter of 2022, and a reduction in our qualitative factors due to a $4.8 million reduction in non-accrual loans.

•	The $2.9 million increase in non-interest income is primarily related to increases in deposit service charges of $30,000, mortgage banking income of $619,000, investment advisory fees and non-deposit commissions of $1.1 million, other non-interest income of $28,000, and a decrease in loss on sale of securities of $1.2 million partially offset by a decrease of $146,000 in gain on sale of other assets. Other non-interest income includes non-recurring income of $95,000 during the nine months ended September 30, 2024 related to a gain on insurance proceeds of $101,000 partially offset by a loss on disposition of assets on the closing of our downtown Augusta, Georgia banking office of $6,000. Other non-interest income includes non-recurring income of $121,000 during the nine months ended September 30, 2023 is related to a bank owned life insurance claim of $93,000 and gains on insurance proceeds of $28,000.

•	Non-interest expense increased $3.2 million primarily due to an increase of $2.4 million in salaries and employee benefits, $256,000 in FDIC insurance assessments, $255,000 in other real estate expense, and $503,000 in other non-interest expense, partially offset by decreases of $98,000 in occupancy, $91,000 in equipment, $24,000 in marketing and public relations

•	Our effective tax rate was 21.42% during the nine months ended September 30, 2024 compared to 21.55% during the nine months ended September 30, 2023. The reduction in the effective tax rate was due to a non-recurring adjustment of $149,000 during the nine months ended September 30, 2024.
39

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

Net interest income increased $1.6 million, or 4.3%, to $38.2 million for the nine months ended September 30, 2024 from $36.6 million for the nine months ended September 30, 2023. Our net interest margin decreased by 15 basis points to 2.89% during the nine months ended September 30, 2024 from 3.04% during the nine months ended September 30, 2023. Our net interest margin, on a taxable equivalent basis, was 2.89% for the nine months ended September 30, 2024 compared to 3.06% for the nine months ended September 30, 2023. Average earning assets increased $156.2 million, or 9.7%, to $1.8 billion for the nine months ended September 30, 2024 compared to $1.6 billion in the same period of 2023.

•	The $1.6 million increase in net interest income results from increases of $156.2 million in average earning assets, partially offset by a reduction of 15 basis points in the net interest margin between the two periods.

•	The increase in average earning assets was primarily due to a $152.6 million increase in average loans and a $64.5 million increase in average interest bearing deposits in other banks, partially offset by a $60.8 million decrease in total securities.

•	The increase in our earning asset yield was due to a change in the mix of our earning assets from lower yielding securities to higher yielding loans and short-term investments, which resulted in a higher percentage of earning assets in higher yielding loans and short-term investments, due to the higher market interest rate environment, and due to a pay-fixed/receive-floating interest rate swap (the “Pay-Fixed Swap Agreement”) described below.
o	Investment securities represented 27.9% of average total earning assets for the nine months ended September 30, 2024 compared to 34.4% during the same period in 2023.
o	Short-term investments represented 5.6% of average total earning assets for the nine months ended September 30, 2024 compared to 2.1% during the same period in 2023.
o	Loans represented 66.5% of average total earning assets for the nine months ended September 30, 2024 compared to 63.5% during the same period in 2023.
o	During 2022 and 2023, market interest rates increased due to an increase in inflation, however, the Federal Reserve began lowering interest rates in the third quarter of 2024. The target range of federal funds was 4.75% - 5.00% at September 30, 2024 compared to 5.25% - 5.50% at September 30, 2023.
o	Effective May 5, 2023, we entered into Pay-Fixed Swap Agreement for a notional amount of $150.0 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Pay-Fixed Swap Agreement will mature on May 5, 2026 and we will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate. This interest rate swap positively impacted interest on loans by $2.0 million during the nine months ended September 30, 2024. Loan yields and net interest margin both benefited during the nine months ended September 30, 2024 with an increase of 24 basis points and 15 basis points, respectively. During the nine months ended September 30, 2023, the interest rate swap positively impacted interest on loans by $962,000, and loan yields and net interest margin both benefited, with an increase of 13 and eight basis points, respectively.
40

Average loans increased $152.6 million, or 14.9%, to $1.2 billion for the nine months ended September 30, 2024 from $1.0 billion for the same period in 2023. Our loan (including loans held-for-sale) to deposit ratio on average during the nine months ended September 30, 2024 was 74.9%, as compared to 72.7% during the same period in 2023. Our growth in average loans during the nine months ended September 30, 2024 from the same period in 2023 of $152.6 million was exceeded by our increase in deposits of $162.9 million during the same period. The yield on loans increased 72 basis points to 5.59% during the nine months ended September 30, 2024 from 4.87% during the same period in 2023 due to an increase in market interest rates and the Pay-Fixed Swap Agreement.

Average securities for the nine months ended September 30, 2024 declined $60.8 million, or 11.0%, to $492.7 million from $553.5 million during the same period in 2023. The decline in securities was due to the deployment of lower yielding securities into higher yielding loans. Short-term investments increased $64.5 million to $98.5 million during the nine months ended September 30, 2024 from $34.1 million during the same period in 2023. The increase in short-term investments was due to our decision to hold excess liquidity in interest bearing deposits at the Federal Reserve Bank. The yield on our securities portfolio increased to 3.62% for the nine months ended September 30, 2024 from 3.29% for the same period in 2023. The yield on our short-term investments increased to 5.11% for the nine months ended September 30, 2024 from 4.80% for the same period in 2023.

The yields on earning assets for the nine months ended September 30, 2024 and 2023 were 5.01% and 4.33%, respectively.

The cost of interest-bearing liabilities was 2.92% during the nine months ended September 30, 2024 compared to 1.83% during the same period in 2023. The cost of deposits, including demand deposits, was 1.97% during the nine months ended September 30, 2024 compared to 0.96% during the same period in 2023. The cost of funds, including demand deposits, was 2.18% during the nine months ended September 30, 2024 compared to 1.31% during the same period in 2023. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) plus customer cash management repurchase agreements as these accounts tend to be low-cost funding and assist us in controlling our overall cost of funds. Average pure deposits plus customer cash management repurchase agreements increased $14.8 million or 1.1% to $1.4 billion during the nine months ended September 30, 2024 from $1.4 billion during the same period in 2023. During the nine months ended September 30, 2024, pure deposits plus customer cash management repurchase agreements averaged 83.2% of total deposits plus customer cash management repurchase agreements as compared to 91.2% during the same period of 2023. This reduction is related to a higher rate of growth in our certificates of deposit compared to pure deposits due to the higher interest rate environment. The growth in certificates of deposit is related to both customer certificates of deposit and brokered certificates of deposit. We began issuing brokered certificates of deposit during the third quarter of 2023 to supplement our funding mix. As of September 30, 2024, we had $22.4 million in brokered certificates of deposit ranging in initial terms from 18 months to three years, with the three year term callable after six months. We had $48.1 million and $48.1 million in brokered certificates of deposit at December 31, 2023 and at September 30, 2023, respectively.

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

41

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans(1)	$1,176,007	$49,230	5.59%	$1,023,428	$37,277	4.87%
Non-taxable securities	48,959	1,070	2.92%	50,950	1,109	2.91%
Taxable securities	443,748	12,279	3.70%	502,546	12,513	3.33%
Int bearing deposits in other banks	98,480	3,768	5.11%	34,016	1,221	4.80%
Fed funds sold	34	1	3.93%	41	1	3.26%
Total earning assets	$1,767,228	$66,348	5.01%	$1,610,981	$52,121	4.33%
Cash and due from banks	24,074			25,760
Premises and equipment	30,403			31,257
Goodwill and other intangibles	15,181			15,339
Other assets	54,397			54,122
Allowance for credit losses - investments	(29)			(41)
Allowance for credit losses - loans	(12,643)			(11,563)
Total assets	$1,878,611			$1,725,855

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$305,316	$2,486	1.09%	$310,598	$1,115	0.48%
Money market accounts	410,230	10,327	3.36%	350,109	6,424	2.45%
Savings deposits	113,306	341	0.40%	137,529	193	0.19%
Time deposits	304,746	10,056	4.41%	156,954	2,430	2.07%
Fed funds purchased	16	—	—%	1,471	53	4.82%
Securities sold under agreements to repurchase	74,884	1,611	2.87%	76,129	1,165	2.05%
FHLB advances	63,066	2,417	5.12%	87,487	3,271	5.00%
Other long-term debt	14,964	927	8.27%	14,964	873	7.80%
Total interest-bearing liabilities	$1,286,528	$28,165	2.92%	$1,135,241	$15,524	1.83%
Demand deposits	437,418			452,884
Allowance for credit losses - unfunded commitments	532			404
Other liabilities	19,163			14,318
Shareholders’ equity	134,970			123,008
Total liabilities and shareholders’ equity	$1,878,611			$1,725,855

Cost of deposits, including demand deposits			1.97%			0.96%
Cost of funds, including demand deposits			2.18%			1.31%
Net interest spread			2.09%			2.50%
Net interest income/margin		$38,183	2.89%		$36,597	3.04%
Net interest income/margin (tax equivalent) (2)		$38,298	2.89%		$36,833	3.06%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held-for-sale.
(2)	Based on a 21.0% marginal tax rate.
42

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Nine Months Ended September 30,
	2024 versus 2023
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$5,972	$5,981	$11,953
Non-taxable securities	(43)	4	(39)
Taxable securities	(1,548)	1,314	(234)
Interest bearing deposits in other banks	2,461	86	2,547
Total interest income	6,842	7,385	14,227

Interest expense:
Interest-bearing transaction accounts	(19)	1,390	1,371
Money market accounts	1,233	2,670	3,903
Savings deposits	(39)	187	148
Time deposits	3,464	4,162	7,626
Federal funds purchased	(26)	(27)	(53)
Securities sold under agreements to repurchase	(19)	465	446
FHLB advances	(934)	80	(854)
Other long-term debt	—	54	54
Total interest expense	3,660	8,981	12,641
Total net interest income	$3,182	$(1,596)	$1,586

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest Income and Non-interest Expense

Non-interest income during the nine months ended September 30, 2024 increased $2.9 million to $10.4 million from $7.5 million during the same period in 2023. The increase in non-interest income was primarily related to increases in deposit service charges, mortgage banking income, investment advisory fees and non-deposit commissions, and other non-interest income and a decline in loss on sale of other securities, partially offset by a decrease in gain on sale of other assets.

Deposit service charges increased $30,000 to $722,000 during the nine months ended September 30, 2024 from $692,000 during the same period in 2023 due to higher service charges and non-sufficient funds and overdraft fees.

Mortgage banking income increased by $619,000 to $1.7 million during the nine months ended September 30, 2024 from $1.0 million during the same period in 2023. Secondary mortgage production during the nine months ended September 30, 2024 was $55.3 million compared to $35.5 million during the same period in 2023 while the gain on sale margin increased to 2.97% during the nine months ended September 30, 2024 from 2.92% during the same period in 2023.

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

43

Investment advisory fees increased $1.1 million to $4.5 million during the nine months ended September 30, 2024 from $3.3 million during the same period in 2023. Total assets under management increased to $901.6 million at September 30, 2024 compared to $755.4 million at December 31, 2023 and $674.5 million at September 30, 2023. Our net new assets were $29.4 million during the nine months ended September 30, 2024. Furthermore, our investment performance for the nine-month period from December 31, 2023 to September 30, 2024 was 15.5% compared to 20.8% for the S&P 500; and our investment performance for the 12-month period from September 30, 2023 to September 30, 2024 was 29.2% compared to 34.4% for the S&P 500. Our customers’ assets under management are not fully invested in only equities. Our assets under management include bonds and cash. We continue to focus on both the mortgage banking income as well as the investment advisory fees and commissions.

Loss on sale of securities improved by $1.2 million to zero during the nine months ended September 30, 2024 compared to a loss of $1.2 million during the same period in 2023. The $1.2 million loss on sale of securities during the three months ended September 30, 2023 was related to the previously mentioned $39.9 million sale of book value U.S. Treasuries in our available-for-sale investment securities portfolio.

Gain (loss) on sale of other assets declined $146,000 to a gain of $5,000 during the nine months ended September 30, 2024 from $151,000 during the same period in 2023 due an income tax recovery in 2024 on a previously sold other real estate owned property and due to a sale of other real estate owned during the nine months ended September 30, 2023.

Other non-interest income increased $28,000 to $3.5 million during the nine months ended September 30, 2024 from $3.5 million during the same period in 2023. The $28,000 increase in other non-interest income was due to an increase in recurring bank owned life insurance of $43,000 partially offset by declines in ATM debit card income of $42,000 and other non-recurring noninterest income of $26,000. Other noninterest income non-recurring income declined $26,000 to $95,000 during the nine months ended September 30, 2024 from $121,000 during the same period in 2023. Non-recurring income of $95,000 during the nine months ended September 30, 2024 is related to a gain on insurance proceeds of $101,000 partially offset by a loss on disposition of assets on the closing of our downtown Augusta, Georgia banking office of $6,000. Non-recurring income of $121,000 during the nine months ended September 30, 2023 is related to a bank owned life insurance claim of $93,000 and gains on insurance proceeds of $28,000.

The following table shows the components of non-interest income for the nine-month periods ended September 30, 2024 and September 30, 2023.

(Dollars in thousands)	Nine months ended September 30,
	2024	2023
Deposit service charges	$722	$692
Mortgage banking income	1,659	1,040
Investment advisory fees and non-deposit commissions	4,461	3,335
Loss on sale of securities	—	(1,249)
Gain on sale of other assets	5	151
ATM debit card income	2,060	2,102
Bank owned life insurance	595	645
Rental income	288	278
Other service fees including safe deposit box fees	170	173
Wire transfer fees	91	90
Other	345	233
Total	$10,396	$7,490

Non-interest expense increased $3.2 million during the nine months ended September 30, 2024 to $35.6 million compared to $32.5 million during the same period in 2023. The increase in non-interest expense is primarily due to increases in salaries and employee benefits, FDIC insurance assessments, other real estate expense, and other expense partially offset by decreases in occupancy fees, equipment expense, and marketing and public relations expense.

•	Salary and benefits expense increased $2.4 million to $21.8 million during the nine months ended September 30, 2024 from $19.5 million during the same period in 2023. This increase is primarily a result of normal salary adjustments, higher mortgage banking and financial planning and investment advisory commissions, and higher incentive accruals related to higher performance. We had 260 full-time employees and nine part-time employees at September 30, 2024 compared to 253 full-time employees and 12 part-time employees at September 30, 2023.
•	FDIC assessments increased $256,000 to $870,000 during the nine months ended September 30, 2024 compared to $614,000 during the same period in 2023 due to an increase in our FDIC assessment rate and our assets.

•	Other real estate expenses increased $255,000 to $113,000 during the nine months ended September 30, 2024 from $142,000 in contra expenses or credits during the same period in the prior year primarily due to a reversal in accruals for real estate taxes on a non-accrual loan in the prior year period, which were either paid by the borrower or recovered as a result of the sale of the real estate; and due to a $78,000 write-down of an other real estate owned property during the nine months ended September 30, 2024.
44

•	Other non-interest expense increased $503,000 to $8.1 million during the nine months ended September 30, 2024 from $7.5 million during the same period in 2023.
-	Core banking and electronic processing and services increased $120,000 to $2.0 million from $1.9 million as a result of higher customer activity and enhanced technology.
-	ATM/debit card processing increased $144,000 to $932,000 from $788,000 primarily due to higher customer activity, a debit card marketing campaign, and enhanced technology.
-	Software subscriptions and services increased $173,000 to $913,000 from $740,000 primarily due to new subscriptions and services and higher renewal prices.
-	Telephone expense increased $83,000 to $408,000 from $325,000 due to a change in our telecommunications vendor, which resulted in paying two vendors for a period of time, and due to a $29,000 write-off of the remainder of a contract related to the closing of our downtown Augusta, Georgia banking office.
-	Debit and fraud losses declined $231,000 to $149,000 from $380,000 due to the previously mentioned spike in mail check fraud losses during the third quarter of 2023.
-	Loan processing and closing costs declined $99,000 to $182,000 from $281,000 primarily due to lower average new loan sizes in 2024 and fees paid for a home equity campaign in 2023.
-	Legal and professional fees increased $242,000 to $981,000 from $739,000 due to higher legal and audit expenses.
-	Shareholder expense increased $57,000 to $207,000 from $150,000 due to higher printing and filing expenses.
•

Occupancy fees declined $98,000 to $2.3 million during the nine months ended September 30, 2024 from $2.4 million during the same period in 2023 primarily due to lower building and yard maintenance costs, real estate taxes, and lease expense.

•

Equipment expense declined $91,000 to $1.0 million during the nine months ended September 30, 2024 from $1.1 million during the same period in 2023 primarily due to lower equipment depreciation, equipment maintenance and repairs, and auto expense.

•	Marketing and public relations declined $24,000 to $1.3 million during the nine months ended September 30, 2024 from $1.3 million during the same period in 2023 primarily due to the timing of planned media production and campaigns. Marketing expenses, while planned and budgeted on an annual basis, can vary significantly between quarters depending on the needs of the company.

The following table shows the components of non-interest expense for the nine months ended September 30, 2024 and September 30, 2023.

(Dollars in thousands)	Nine months ended September 30,
	2024	2023
Salaries and employee benefits	$21,826	$19,452
Occupancy	2,321	2,419
Equipment	1,038	1,129
Marketing and public relations	1,301	1,325
FDIC insurance assessments	870	614
Other real estate expense	113	(142)
Amortization of intangibles	118	118
Core banking and electronic processing and services	2,020	1,900
ATM/debit card processing	932	788
Software subscriptions and services	913	740
Supplies	117	98
Telephone	408	325
Courier	231	205
Correspondent services	238	272
Insurance	293	283
Debit card and fraud losses	149	380
Investment advisory services	264	243
Loan processing and closing costs	182	281
Director fees	448	442
Legal and professional fees	981	739
Shareholder expense	207	150
Other	669	703
Total	$35,639	$32,464
45

Income Tax Expense

We incurred income tax expense of $2.7 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively. Our effective tax rate was 21.42% and 21.55% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate was primarily due to a $149,000 non-recurring reduction to income tax expense during the nine months ended September 30, 2024.

Provision and Allowance for Credit Losses

On January 1, 2023, we adopted CECL, which resulted in a day one reduction of $14,000 to the allowance for credit losses on loans offset by increases of $398,000 to the allowance for credit losses on unfunded commitments and $43,500 to the allowance for credit losses on held-to-maturity investments. Furthermore, deferred tax assets increased $90,000 and retained earnings declined $337,000. Compared to the day one CECL results, the allowance for credit losses on loans increased $945,000 to $12.3 million at December 31, 2023 from $11.3 million at January 1, 2023; the allowance for credit losses on unfunded commitments increased $199,000 to $597,000 as of December 31, 2023 from $398,000 as of January 1, 2023; and the allowance for credit losses on held-to-maturity investments declined $14,000 to $30,000 at December 31, 2023 from $43,500 at January 1, 2023. Compared to December 31, 2023, the allowance for credit losses on loans increased $666,000 to $12.9 million at September 30, 2024 from $12.3 million at December 31, 2023; the allowance for credit losses on unfunded commitments declined $188,000 to $409,000 as of September 30, 2024 from $597,000 as of December 31, 2023; and the allowance for credit losses on held-to-maturity investments declined $6,000 to $24,000 at September 30, 2024 from $30,000 at December 31, 2023. As of September 30, 2024, the combined allowance for credit losses for loans, unfunded commitments, and investments was $13.4 million compared to $12.9 million at December 31, 2023 and $12.5 million at September 30, 2023.

The $567,000 provision for credit losses during the nine months ended September 30, 2024 is primarily related to a $62.6 million increase in loans held-for-investment, a slight extension in the average life of the loan portfolio due to lower loan prepayments, and $95,000 in net charge-offs partially offset by 2.0 basis points of reduction in our qualitative factors primarily related to our reasonable and supportable forecast alternative scenarios qualitative factor and a $48.3 million reduction in our unfunded commitments net of unconditionally cancellable commitments. The $730,000 provision for credit losses during the nine months ended September 30, 2023 is primarily related to a $110.8 million increase in loans held-for-investment, a $60.2 million increase in unfunded commitments net of unconditionally cancellable commitments, and an increase in our changes in staff, markets, and product qualitative factor related to our new residential construction mortgage team and product partially offset by a reduction in our qualitative factors for changes in staff, markets, and products due to the seasoning of our Rock Hill, South Carolina team and market, which was added in the first quarter of 2022, and a reduction in our qualitative factors due to a $4.8 million reduction in non-accrual loans.

The allowance for credit losses on loans as a percentage of total loans held-for-investment was 1.08% at September 30, 2024, 1.08% at December 31, 2023, and 1.08% at September 30, 2023.

The total ACL is composed of three parts: the ACL for loans, the ACL for unfunded commitments, and the ACL for HTM investments. The ACL for loans is further composed of the allowance for individually assessed loans, the allowance for collectively assessed expected losses, the allowance for collectively assessed qualitative adjustments, and the allowance for collectively assessed additional allowance. The allowance for collectively assessed qualitative adjustments is calculated using a set of qualitative factors, which at September 30, 2024 and December 31, 2023 included the following factors:

Qualitative Factors
(in basis points)	September 30,	December 31,
	2024	2023
Changes in lending policies and procedures	3	3
Changes in staff, markets, and products	5	5
Change in total of 30-89 days past due and other loans especially mentioned	1	1
Changes in the loan review system	2	2
Change in collateral value for non-collateral dependent loans	9	9
Changes in concentration of credits	11	11
Changes in the legal or regulatory requirements and competition	10	10
Data limitations	10	10
Model imprecision	14	14
Reasonable and supportable forecast alternative scenarios	15	17
Total Basis Points	80	82
46

We have a significant portion of our loan portfolio with real estate as the underlying collateral. As of September 30, 2024 and December 31, 2023, approximately 91.5% and 91.7%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

The non-performing asset ratio was 0.04% of total assets with the nominal level of $874,000 in non-performing assets at September 30, 2024 compared to 0.05% and $864,000 at December 31, 2023. Non-accrual loans increased to $119,000 at September 30, 2024 from $27,000 at December 31, 2023. We had one accruing loan past due 90 days or more at $211,000 at September 30, 2024 compared to $215,000 at December 31, 2023. Loans past due 30 days or more represented 0.11% of the loan portfolio at September 30, 2024 compared to 0.06% at December 31, 2023. The ratio of classified loans plus OREO and repossessed assets declined to 1.15% of total bank regulatory risk-based capital at September 30, 2024 from 1.25% at December 31, 2023. During the nine months ended September 30, 2024, we experienced net loan charge offs of $43,000 (charge-offs of $85,000 less recoveries of $42,000) and net overdraft charge-offs of $52,000 (charge-offs of $64,000 and recoveries of $12,000). In comparison, we experienced net loan recoveries of $40,000 and net overdraft charge-offs of $35,000 during the nine months ended September 30, 2023.

There were three loans totaling $331,000 (0.03% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at September 30, 2024. Two of these loans were on non-accrual status. The largest loan of the two is $117,000 and is secured by real estate. The balance of the remaining loan on non-accrual status is $2,000. This loan is secured by a second mortgage lien. We had one loan that was accruing loans past due 90 days or more at September 30, 2024. At both September 30, 2024 and December 31, 2023, we considered loan relationships exceeding $500,000 and on non-accrual status as individually assessed loans for the allowance for credit losses. At both September 30, 2024 and December 31, 2023, we had no individually assessed loans. The specific allowance for individually assessed loans is based on the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. There was no specific allowance for credit losses on our individually assessed loans at September 30, 2024 and December 31, 2023. At September 30, 2024, we had $1.1 million in loans that were delinquent 30 days to 89 days representing 0.09% of total loans compared to $498,000 or 0.04% of total loans at December 31, 2023.

47

The following table summarizes the activity related to our allowance for credit losses for the periods indicated:

Allowance for Credit Losses - Loans

	Nine Months Ended
	September 30,
(Dollars in thousands)	2024	2023
Average loans outstanding (excluding loans held-for-sale)	$1,171,696	$1,060,566
Loans outstanding at period end (excluding loans held-for-sale)	$1,196,659	$1,091,645

Non-performing assets:
Non-accrual loans	$119	$61
Loans 90 days past due still accruing	211	3
Foreclosed real estate	544	666
Total non-performing assets	$874	$730

Beginning balance of allowance	$12,267	$11,336
Adjustment to allowance for adopting ASU 2016-13	—	(14)
Loans charged-off:
Commercial	83	20
Real Estate Mortgage – Commercial	2	—
Consumer - Other	64	50
Total loans charged-off	149	70
Recoveries:
Commercial	5	4
Real Estate Mortgage – Residential	19	4
Real Estate Mortgage – Commercial	9	33
Real Estate – Construction	2	2
Consumer – Home Equity	7	19
Consumer – Other	12	13
Total recoveries	54	75
Net loan charge offs	(95)	(5)
Provision for credit losses	761	491
Balance at period end	$12,933	$11,818

Net charge offs to average loans (annualized)	0.01%	(0.00)%
Allowance as percent of total loans	1.08%	1.08%
Non-performing assets as % of total assets	0.04%	0.04%
Allowance as % of non-performing loans	3,919.09%	18,465.63%
Non-accrual loans as % of total loans	0.01%	0.01%
Allowance as % of non-accrual loans	10,868.07%	19,373.77%
48

The following table details net charge-offs to average loans outstanding by loan category for the periods indicated.

	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off Ratio	Net Charge- Offs (Recoveries)	Average Loans HFI	Net Charge-Off Ratio
Commercial	$78	$81,733	0.09%	$16	$76,999	0.02%
Real estate:
Construction	(2)	135,531	0.00%	(2)	103,604	0.00%
Mortgage-residential	(19)	106,841	(0.02)%	(4)	79,558	(0.01)%
Mortgage-commercial	(7)	796,148	0.00%	(33)	753,827	0.00%
Consumer:
Home Equity	(7)	35,615	(0.02)%	(19)	31,437	(0.06)%
Other	52	15,828	0.33%	37	15,141	0.24%
Total:	$95	$1,171,696	0.01%	$(5)	$1,060,566	0.00%

(1)	Average loans exclude loans held for sale

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Credit Losses - Loans

	September 30, 2024		December 31, 2023
		% of allowance in		% of allowance in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial	$1,011	7.8%	$935	7.6%
Real Estate – Construction	1,683	13.0%	1,337	10.9%
Real Estate Mortgage:
Residential	1,526	11.8%	1,122	9.2%
Commercial	7,874	60.9%	8,146	66.4%
Consumer:
Home Equity	556	4.3%	472	3.8%
Other	283	2.2%	255	2.1%
Total	$12,933	100.0%	$12,267	100.0%

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

Financial Position

Assets increased $115.9 million, or 6.3% (8.5% annualized), to $1.9 billion at September 30, 2024 from $1.8 billion at December 31, 2023. The increase in assets was primarily due to increases in interest-bearing bank balances of $77.6 million and loans held-for-investment of $62.6 million, partially offset by decreases in investment securities available-for-sale of $12.7 million, investment securities held-to-maturity of $5.0 million, and other assets of $2.3 million.

49

Loans and loans held-for-sale

Loans held-for-sale decreased to $3.9 million at September 30, 2024 from $4.4 million at December 31, 2023. Loans (excluding loans held-for-sale) increased $62.6 million, or 5.5% (7.4% annualized), to $1.2 billion at September 30, 2024 from $1.1 billion at December 31, 2023. Total loan production, excluding mortgage secondary market and new construction residential real estate, was $138.3 million during the nine months ended September 30, 2024 compared to $147.1 million during the same period in 2023. Advances from unfunded commercial construction loans available for draws were $71.3 million during the nine months ended September 30, 2024. Payoffs and paydowns totaled $84.8 million during the nine months ended September 30, 2024 compared to $58.4 million during the same period in 2023.

Total mortgage production during the nine months ended September 30, 2024 was $123.7 million, $55.3 million of the production was originated to be sold in the secondary market, $32.9 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $35.5 million of the loan production was commitments for new construction residential real estate loans. Total mortgage production during the nine months ended September 30, 2023 was $97.1 million, $35.5 million of the production was originated to be sold in the secondary market, $22.5 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $39.1 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income. The increase in mortgage production was due to higher secondary market, ARM, and construction residential real estate loan production.

The loan-to-deposit ratio (including loans held-for-sale) at September 30, 2024 and December 31, 2023 was 73.0% and 75.3%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at September 30, 2024 and December 31, 2023 was 72.8% and 75.1%, respectively.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. Based on our loan portfolio as of September 30, 2024, the non-owner occupied commercial real estate loans and the construction and land development loans were approximately 304% and 83% of total risk-based capital, respectively. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 40% from September 30, 2021 to September 30, 2024. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the level of the concentration in commercial real estate loans within our loan portfolio monthly.

The following table shows the composition of the loan portfolio by category at the dates indicated:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$84,445	7.1%	$78,134	6.9%
Real estate:
Construction	149,395	12.5%	118,225	10.4%
Mortgage – residential	121,021	10.1%	94,796	8.4%
Mortgage – commercial	786,029	65.7%	791,947	69.8%
Consumer:
Home Equity	38,697	3.2%	34,752	3.1%
Other	17,072	1.4%	16,165	1.4%
Total gross loans	1,196,659	100.0%	1,134,019	100.0%
Allowance for credit losses	(12,933)		(12,267)
Total net loans	$1,183,726		$1,121,752

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

50

As a community bank focused on local businesses, professionals, organizations, and individuals, the Bank has no individual or industry concentrations. In order to provide additional clarity to our commercial real estate exposure, the information below includes only non-owner occupied loans, grouped by collateral type. As of September 30, 2024:

(In thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Avg LTV of Top 10 Loans
Retail	$98,702	8.2%	$1,028	55%
Warehouse & Industrial	$76,999	6.4%	$794	60%
Office	$66,966	5.6%	$690	58%
Hotel	$59,472	5.0%	$3,498	57%

In the office exposure noted above, there are only four loans where the collateral is an office building in excess of 50,000 square feet of rentable space. These four loans represent $10.7 million in outstanding loans and have a weighted average loan-to-value of 33%.

Below is the comparable detailed information for non-owner occupied loans by collateral type as of December 31, 2023:

(In thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Avg LTV of Top 10 Loans
Retail	$88,938	7.8%	$967	57%
Warehouse & Industrial	$77,760	6.9%	$827	60%
Office	$66,187	5.8%	$675	62%
Hotel	$64,924	5.7%	$3,607	63%

In the office exposure noted above, there are only four loans where the collateral is an office building in excess of 50,000 square feet of rentable space. These four loans represent $10.4 million in loan outstandings and have a weighted average loan-to-value of 33%.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at September 30, 2024.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	September 30, 2024
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen years	Over Fifteen Years	Total
Commercial	$10,326	$50,077	$24,042	$—	$84,445
Real estate:
Construction	39,612	78,181	31,602	—	149,395
Mortgage—residential	4,257	15,834	2,774	98,156	121,021
Mortgage—commercial	77,758	505,646	201,338	1,287	786,029
Consumer:
Home equity	1,304	6,438	30,955	—	38,697
Other	896	15,071	728	377	17,072
Total	$134,153	$671,247	$291,439	$99,820	$1,196,659

Loans maturing after one year with:

Variable Rate	$149,730
Fixed Rate	912,776
$1,062,506

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

51

Investment Securities

Investment securities declined $19.4 million to $486.8 million, net of allowance for credit losses on investments of $24,000, at September 30, 2024 from $506.2 million, net of allowance for credit losses on investments of $30,000, at December 31, 2023. The decline was primarily related to normal principal cash flows.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $12.7 million ($10.0 million net of tax) at September 30, 2024. Our HTM investments totaled $212.2 million and represented approximately 44% of our total investments at September 30, 2024. Our AFS investments totaled $269.5 million or approximately 55% of our total investments at September 30, 2024. Our investments at cost totaled $5.1 million or approximately 1% of our total investments at September 30, 2024. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity.

At September 30, 2024, the estimated weighted average life of our total investment portfolio was 5.7 years, the modified duration was 4.4, the effective duration was 3.4, and the weighted average tax equivalent book yield was 3.70%.

Other short-term investments increased $77.6 million to $144.4 million at September 30, 2024 from $66.8 million at December 31, 2023 due to our decision to temporarily hold excess liquidity in interest-bearing bank deposits at the Federal Reserve Bank. This additional liquidity will be used to fund loan growth and or reduce borrowings and brokered certificates of deposit.

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at September 30, 2024:

(Dollars in thousands)	Within One Year		Over One Year and less than Five		Over Five Years and less than Ten		Over Ten years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—	$996	0.74%	14,818	1.24%	$—	—
Government sponsored enterprises	—	—	—	—	2,500	2.00%	—	—
Small Business Administration pools	244	2.82%	2,241	6.47%	5,501	4.55%	5,213	5.65%
Mortgage-backed securities	—	—	7,278	5.21%	3,919	2.21%	234,778	5.92%
Corporate and other securities	—	—	1,990	7.81%	6,754	3.76%	14	—
Total investment securities available-for-sale	$244	2.82%	$12,505	5.49%	$33,492	2.46%	$240,005	5.91%

(Dollars in thousands)	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	4,365	2.91%	35,859	3.23%	16,250	3.41%	51,619	4.04%
State and local government	300	4.00%	20,747	3.45%	44,096	3.37%	39,006	3.36%
Total investment securities held-to-maturity	$4,665	2.98%	$56,606	3.31%	$60,346	3.38%	$90,625	3.75%
52

Deposits

Deposits increased $133.1 million, or 8.8% (11.8% annualized), to $1.6 billion at September 30, 2024 compared to $1.5 billion at December 31, 2023. Our pure deposits, which are defined as total deposits less certificates of deposits, increased $64.5 million, or 5.0% (6.7% annualized), to $1.3 billion at September 30, 2024 from $1.3 billion at December 31, 2023. We continue to focus on growing our pure deposits in order to better manage our overall cost of funds. Certificates of deposits increased $68.6 million to $294.4 million at September 30, 2024 from $225.8 million at December 31, 2023.

We began issuing brokered certificates of deposit during the third quarter of 2023 to supplement our funding mix. As of September 30, 2024, we had $22.4 million in brokered certificates of deposit ranging in initial terms from 18 months to three years, with the three year term callable after six months. We had $48.1 million and $48.1 million in brokered certificates of deposit at December 31, 2023 and at September 30, 2023, respectively.

Total uninsured deposits were $492.5 million and $436.6 million at September 30, 2024 and December 31, 2023, respectively. Included in uninsured deposits at September 30, 2024 and December 31, 2023 were $97.9 million and $82.8 million of deposits of states or political subdivisions in the U.S., which are secured or collateralized, respectively. Total uninsured deposits, excluding these deposits that are secured or collateralized, totaled $404.3 million, or 24.6%, of total deposits at September 30, 2024 and $353.8 million, or 23.4%, of total deposits at December 31, 2023. The average balance of all customer deposit accounts at September 30, 2024 was $24,281. The average balance for consumer accounts was $13,152 and the average balance for non-consumer accounts was $52,782.

The following table sets forth the deposits by category:

	September 30,		December 31,
	2024		2023
		% of		% of
(Dollars in thousands)	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$441,386	26.8%	$432,333	28.6%
Interest bearing checking accounts	342,014	20.8%	302,935	20.0%
Money market accounts	429,305	26.1%	404,499	26.8%
Savings accounts	108,641	6.6%	118,623	7.9%
Time deposits less than or equal to $250,000	244,266	14.9%	207,233	13.7%
Time deposits greater than $250,000	78,452	4.8%	45,378	3.0%
Total	$1,644,064	100.0%	$1,511,001	100.0%

The uninsured amount of time deposits in the table above at September 30, 2024 and December 31, 2023 was $35.2 million and $17.1 million, respectively.

Maturities of Certificates of Deposit and Other Time Deposit with balances greater than $250,000

The tables below show at September 30, 2024 and December 31, 2023, maturities of certificates and other time deposits greater than $250,000.

	September 30, 2024
	Within Three	After Three Through	After Six Through	After Twelve
(Dollars in thousands)	Months	Nine Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$34,702	$27,795	$14,146	$1,809	$78,452

	December 31, 2023
	Within Three	After Three Through	After Six Through	After Twelve
(Dollars in thousands)	Months	Nine Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$17,857	$10,210	$16,149	$1,162	$45,378
53

Borrowed funds. Borrowed funds consist of fed funds purchased, securities sold under agreements to repurchase, FHLB advances and long-term debt. Our long-term debt is a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $69.1 million, $70.0 million, and $71.5 million during the three months ended September 30, 2024, December 31, 2023, and September 30, 2023, respectively. The average rates paid during these periods were 2.91%, 2.79%, and 2.48%, respectively. The balances of securities sold under agreements to repurchase were $66.9 million, $62.9 million, and $67.2 million at September 30, 2024, December 31, 2023, and September 30, 2023, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. Federal funds purchased averaged $40,000, zero, and $1.6 million during the three months ended September 30, 2024, December 31, 2023, and September 30, 2023, respectively. The average rates paid during these periods were 0.00%, 0.00%, and 5.00%, respectively. Federal funds purchased were $3.7 million, zero, and zero at September 30, 2024, December 2023, and September 30, 2023, respectively. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. FHLB advances averaged $50.0 million, $84.0 million, and $83.3 million during the three months ended September 30, 2024, December 31, 2023, and September 30, 2023, respectively. The average rates paid during these periods were 5.14%, 5.07%, and 5.14%, respectively. The balances of FHLB advances were $50.0 million, $90.0 million, and $80.0 million at September 30, 2024, December 31, 2023, and September 30, 2023, respectively.

The $50.0 million in FHLB advances at September 30, 2024 had maturity dates between December 9, 2024, and November 3, 2026 with interest rates between 4.81% and 5.26%.

We issued $15.5 million in trust preferred securities on September 16, 2004. During the fourth quarter of 2015, we redeemed $500,000 of these securities. Until the cessation of LIBOR on September 30, 2023, the securities accrued and paid distributions quarterly at a rate of three month LIBOR plus 257 basis points, thereafter, such distributions to be paid quarterly transitioned to an adjusted Secured Overnight Financing Rate (SOFR) index in accordance with the Federal Reserve’s final rule implementing the Adjustable Interest Rate Act. The remaining debt may be redeemed in full anytime with notice and matures on September 16, 2034. Trust preferred securities averaged $15.0 million during the three months ended September 30, 2024, December 31, 2023, and September 30, 2023. The average rates during these periods were 8.24%, 8.33%, and 8.19%, respectively. The balances of trust preferred securities were $15.0 million as of September 30, 2024, December 31, 2023, and September 30, 2023.

Total shareholders’ equity increased $12.3 million, or 9.3%, to $143.3 million at September 30, 2024 from $131.1 million at December 31, 2023. Shareholders’ equity was 7.4% of total assets at September 30, 2024 and 7.2% at December 31, 2023. The $12.3 million increase in shareholders’ equity was due to a $6.5 million increase in retention of earnings resulting from $9.7 million in net income less $3.3 million in dividends, a $521,000 increase due to employee and director stock awards, a $313,000 increase due to dividend reinvestment plan (DRIP) purchases, and a $5.0 million improvement in accumulated other comprehensive loss. The improvement in other accumulated other comprehensive loss for the period was due to improvements in the accumulated other comprehensive loss on available-for-sale securities, net of tax expense, of $3.9 million and the reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense, of $1.0 million.

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at September 30, 2024 and at December 31, 2023 over the subsequent 12 months. We were liability sensitive at September 30, 2024 and primarily liability sensitive at December 31, 2023. In 2023, we increased our non-maturity deposit interest rate betas in increasing rate environments, which increased our liability sensitivity. This was partially offset by the previously mentioned $150.0 million Pay-Fixed Swap Agreement that we entered into effective May 5, 2023. Furthermore, we reduced the average life on our non-maturity deposits at June 30, 2024. As a result, our modeling, at September 30, 2024, reflects a decrease in net interest income in a rising interest rate environment during the first 12-month period subsequent to interest rate changes. The negative impact of rising rates on net interest income is slightly more liability sensitive during the second 12-month period subsequent to interest rate changes. In a declining interest rate environment, the model reflects increases in net interest income during both the first 12-month period and the second 12-month period subsequent to interest rate changes. The increase and decrease of 100, 200, 300, and 400 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve. As a result, our modeling, at December 31, 2023, reflects a decrease in net interest income in a rising interest rate environment during the first 12-month period subsequent to interest rate changes. The negative impact of rising rates on net interest income is slightly less liability sensitive during the second 12-month period subsequent to interest rate changes. In a declining interest rate environment, the model reflects increases in net interest income in the down 100 basis point and down 200 basis point scenarios and declines in net interest income in the down 300 basis point and 400 basis point scenarios during the first 12-month period subsequent to interest rate changes. The positive impact in the down 100 and down 200 basis point scenarios of declining rates changes to a fairly neutral impact on net interest income during the second 12-month period subsequent to interest rate changes. The increase and decrease of 100, 200, 300, and 400 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	September 30, 2024	December 31, 2023
+400bp	-12.71%	-12.24%
+300bp	-8.87%	-8.92%
+200bp	-5.09%	-5.62%
+100bp	-2.08%	-2.47%
Flat	—	—
-100bp	+1.82%	+0.94%
-200bp	+3.18%	+1.18%
-300bp	+2.96%	-1.11%
-400bp	+1.61%	-1.50%

During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel increases in interest rates along the entire yield curve, our net interest income is projected to decline 2.24%, 5.46%, 9.49%, and 13.65%, respectively, at September 30, 2024, and 1.94%, 4.67%, 7.63%, and 10.68%, respectively, at December 31, 2023. During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel reduction in interest rates along the entire yield curve, our net interest income is projected to increase 1.88%, 3.04%, 2.24%, and 0.39%, respectively, at September 30, 2024, and to increase 0.51% and decline 0.03%, 3.19%, and 4.41%, respectively, at December 31, 2023.

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in PVE at no more than 15%, 20%, 25%, and 25%, respectively, in a 100, 200, 300, and 400 basis point change in market interest rates. Our PVE declines in all of the down interest rate scenarios and the up 400 basis point scenarios at September 30, 2024. However, our PVE increases slightly in the up 100, up 200, and up 300 basis point scenarios at September 30, 2024. Based on PVE, we were primarily asset sensitive at December 31, 2023.

Present Value of Equity Sensitivity

Change in present value of equity	Hypothetical percentage change in PVE
	September 30, 2024	December 31, 2023
+400bp	-1.69%	-1.49%
+300bp	+0.50%	+0.44%
+200bp	+1.86%	+1.54%
+100bp	+2.05%	+1.59%
Flat	—	—
-100bp	-3.75%	-3.91%
-200bp	-10.16%	-10.63%
-300bp	-20.95%	-23.39%
-400bp	-40.51%	-47.74%
56

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

We began issuing brokered certificates of deposit during the third quarter of 2023 to supplement our funding mix. As of September 30, 2024, we had $22.4 million in brokered certificates of deposit ranging in initial terms from 18 months to three years, with the three year term callable after six months. We had $48.1 million and $48.1 million in brokered certificates of deposit at December 31, 2023 and at September 30, 2023, respectively. We believe that we have ample liquidity to meet the needs of our customers through our low-cost deposits, ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, ability to borrow on a secured basis through the Federal Reserve Discount Window, and ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank.

The Bank maintains federal funds purchased lines in the total amount of $77.5 million with three financial institutions and $10.0 million through the Federal Reserve Discount Window. We utilized $3.7 million of our federal funds purchased lines at September 30, 2024 and none at December 31, 2023. The FHLB of Atlanta has approved a line of credit of up to 25.00% of the Bank’s total assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had $50.0 million in FHLB advances at September 30, 2024 compared to $90.0 million at December 31, 2023. The FHLB advances at September 30, 2024 had maturity dates between December 9, 2024, and November 3, 2026 with interest rates between 4.81% and 5.26%. At September 30, 2024, we have remaining credit availability under this facility in excess of $421.1 million, subject to collateral requirements. Combined, we have total remaining credit availability, subject to collateral requirements, in excess of $505.0 million as compared to uninsured deposits excluding deposits of states or political subdivisions in the U.S., which are secured or collateralized, of $404.3 million as previously noted.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2024, we had issued commitments to extend unused credit of $174.8 million, including $63.5 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2023, we had issued commitments to extend unused credit of $214.2 million, including $53.1 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the CECL model; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2023 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted the CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2023, we did not elect to utilize the three-year phase-in period for the day-one adverse regulatory capital effects or the five-year CECL transition.

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

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of September 30, 2024, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

(Dollars in thousands)		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
September 30, 2024
Leverage Ratio	8.39%	5.00%	4.00%	$65,111	$84,300
Common Equity Tier 1 Capital Ratio	12.93%	6.50%	4.50%	80,068	104,988
Tier 1 Capital Ratio	12.93%	8.00%	6.00%	61,378	86,298
Total Capital Ratio	14.00%	10.00%	8.00%	49,823	74,743
December 31, 2023
Leverage Ratio	8.45%	5.00%	4.00%	$62,821	$81,029
Common Equity Tier 1 Capital Ratio	12.53%	6.50%	4.50%	74,022	98,587
Tier 1 Capital Ratio	12.53%	8.00%	6.00%	55,598	80,163
Total Capital Ratio	13.58%	10.00%	8.00%	43,925	68,491

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

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the third quarter of 2024 of $0.15 per common share. This dividend is payable on November 12, 2024 to shareholders of record of our common stock as of October 29, 2024.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, during the three months ended September 30, 2024, we credited an aggregate of 1,450 deferred stock units, respectively, to accounts for directors who elected to defer monthly fees. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.
(b)	Not Applicable.
(c)	No share repurchases were made during the three months ended September 30, 2024, and zero shares were withheld to satisfy tax withholding obligations applicable to the vesting of restricted stock for the three months ended September 30, 2024. On May 14, 2024, the Company announced that its Board of Directors approved the 2024 Repurchase Plan to utilize up to $7.1 million of capital to repurchase the Company’s common stock.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Plans

During the three months ended September 30, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 16, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 18, 2023).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
62

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: November 12, 2024	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
63