Form 10-K
period 2024-12-31
FIRST COMMUNITY CORP /SC/
filed 2025-03-14
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $126,159,566 based on the closing price of $17.25 on June 28, 2024, as reported on The NASDAQ Capital Market. 7,671,056 shares of the registrant’s common stock were issued and outstanding as of March 14, 2025.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and the business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the U.S. Securities and Exchange Commission (the “SEC”) and the following:

•	credit losses as a result of, among other potential factors, changes in real estate values, interest rates, unemployment, or in customer payment behavior or other factors;

•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

•	restrictions or conditions imposed by our regulators on our operations;

•	the adequacy of the level of our allowance for credit losses and the amount of credit loss provisions required in future periods;

•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses, write-down assets, or take other actions;

•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;

•	reduced earnings due to higher credit impairment charges resulting from decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;

•	increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets, and that could reduce anticipated or actual margins; temporarily reduce the market value of our available-for-sale investment securities and temporarily reduce accumulated other comprehensive income or increase accumulated other comprehensive loss, which temporarily could reduce shareholders’ equity;

•	enterprise risk management may not be effective in mitigating risk and reducing the potential for losses;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;

•	general economic conditions resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation, including the impact of inflation on us, including a decrease in demand for new mortgage loan and commercial real estate loan originations and refinancings, an increase in competition for deposits, and an increase in non-interest expense, which may have an adverse impact on our financial performance;

•	changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;

•	FDIC assessment which has increased, and may continue to increase, our cost of doing business;
•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

•	changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, and returns available to customers on alternative investments;

•	changes in technology, including the increasing use of artificial intelligence;

•	our current and future products, services, applications and functionality and plans to promote them;

•	changes in monetary and tax policies, including potential changes in tax laws and regulations;

•	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;

•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;

•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;

1

•	our ability to successfully execute our business strategy;

•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;

•	our use of brokered deposits may be an unstable and/or expensive deposit source to fund earning asset growth;
•	our ability to obtain brokered deposits as an additional funding source could be limited;
• •

adverse changes in asset quality and resulting credit risk-related losses and expenses;

risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;

•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs, and disruptions caused by widespread cybersecurity incidents;

•	disruptions due to flooding, fires, severe weather or other natural disasters; and

•	other risks and uncertainties described under “Risk Factors” below.

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

2

Summary of Material Risks

An investment in our securities involves risks, including those summarized below. For a more complete discussion of the material risks facing our business, see Item 1A—Risk Factors.

Economic and Geographic-Related Risks

•	Our business may be adversely affected by economic conditions.

Credit and Interest Rate Risks

•	Our decisions regarding credit risk and allowance for credit losses may significantly harm our business.
•	We may have higher credit losses than we have allowed for in our allowance for credit losses.
•	Our concentration of credit exposure in commercial real estate means that challenges in this market could harm our business, financial condition, and results of operations.
•	Limits imposed by bank regulators on commercial and multi-family real estate lending could restrict our growth and harm our earnings.
•	Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
•	Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.
•	Our underwriting decisions may materially and adversely affect our business.
•	Our financial condition could suffer if we rely on misleading information from our clients or counterparties.
•	If we fail to effectively manage credit risk, our business and financial condition will suffer.
•	Changes in prevailing interest rates may reduce our profitability.

Capital and Liquidity Risks

•	Changes in the financial markets could impair the value of our investment portfolio.
•	The Bank must adhere to strict capital requirements, which could become even stricter in the future.

Risks Related to Our Industry

•	Inflationary pressures and rising prices may affect our results of operations and financial condition.
•	The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve.
•	Adverse developments affecting the financial services industry, such as bank failures or concerns involving liquidity, may have a material adverse effect on our operations
•	Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
•	We could experience a loss due to competition with other financial institutions or nonbank companies.
•	We may be adversely affected by the soundness of other financial institutions.
•	Failure to keep pace with technological changes could adversely affect our business.
•	New lines of business or new products and services may subject us to additional risk.
•	Consumers may decide not to use banks to complete their financial transactions.
•	We use brokered deposits, which may be an unstable and costly source of funding for asset growth.
•	Our ability to obtain brokered deposits as an additional funding source may become limited.
•	Consumers may decide not to use banks to complete their financial transactions.

Risks Related to Our Strategy

•	We may be adversely affected by risks associated with future mergers and acquisitions, including execution risk, which could disrupt our business and dilute shareholder value.
•	We may be exposed to difficulties in combining the operations of acquired businesses into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.
•	New or acquired banking office facilities and other facilities may not be profitable.

Risks Related to Our Human Capital

•	We are dependent on key individuals, and the loss of one or more of these individuals could limit our growth and adversely affect our prospects.
3

Operational Risks

•	System or infrastructure failures, including cyber-attacks, could disrupt our operations, lead to the disclosure of confidential information, harm our reputation, or increase costs and losses.
•	Our information systems may experience failure, interruption or breach in security.
•	Increased fraud risk could adversely impact our business.
•	Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.
•	If we fail to maintain our reputation, our performance may be harmed.

Legal, Accounting, Regulatory and Compliance Risks

•	We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.
•	Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.
•	Failure to comply with federal and state fair lending laws could result in significant penalties for us.
•	Changes in accounting standards could materially affect our financial statements.
•	The Federal Reserve may require us to commit capital resources to support the Bank.
•	We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
•	We are involved in various claims and lawsuits related to our business. Litigation is uncertain, making it difficult to determine the expenses and ultimate exposure for many of these matters.
•	We may become involved in suits, legal proceedings, investigations, and proceedings by governmental and self-regulatory agencies, which could have adverse consequences.
•	Changes in tax laws and regulations or their interpretations could negatively impact us.
•	A reduction in our ability to realize deferred tax assets could negatively affect our operating results.

Risks Related to an Investment In our Common Stock

•	Our ability to pay cash dividends is limited, and future dividends may not be able to be paid even if we desire to.
•	Our stock price may be volatile, which could result in losses to our investors and litigation against us.
•	Future sales of stock by shareholders, or the expectation of such sales, could lower our stock price.
•	We may need to raise capital under unfavorable terms due to economic or other circumstances. Issuing common stock could dilute existing shareholders’ ownership and book value per share, potentially impacting our ability to obtain additional capital.
•	Provisions of our articles of incorporation and bylaws, South Carolina law, and state and federal banking regulations, could delay or prevent a takeover by a third party.
•	An investment in our common stock is not an insured deposit.

General Risks

•	Regulatory shifts and evolving stakeholder expectations on ESG practices may create compliance uncertainties, reputational risks, and operational complexities.
•	Climate change could have a material adverse impact on us and our customers.
•	Our historical operating results may not be indicative of our future operating results.
•	A downgrade of the U.S. credit rating could harm our business, results of operations, and financial condition.
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

We engage in a commercial banking business from our main office in Lexington, South Carolina and our 21 full-service offices located in: the Midlands of South Carolina, which includes Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices) and Kershaw County (1 office); the Upstate of South Carolina, which includes Greenville County (2 offices), Anderson County (1 office) and Pickens County (1 office); the Piedmont Region of South Carolina, which includes York County, South Carolina (1 office) and the Central Savannah River Area, which includes Aiken County, South Carolina (1 office); and in Augusta, Georgia, which includes Richmond County (1 office) and Columbia County (1 office).

At December 31, 2024, we had approximately $2.0 billion in assets, $1.2 billion in loans, $1.7 billion in deposits, and $144.5 million in shareholders’ equity.

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

Location and Service Area

The Bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professionals and individuals. We have a total of 13 full-service offices located in Richland, Lexington, Kershaw and Newberry Counties of South Carolina and the surrounding areas. We refer to these counties as the “Midlands” region of South Carolina. Lexington County is home to six of our branch offices. Richland County, in which we currently have four branches, is the third largest county in South Carolina. Columbia is located within Richland County and is South Carolina’s capital city and is geographically positioned in the center of the state between the industrialized Upstate region of South Carolina and the coastal city of Charleston, South Carolina. Intersected by three major interstate highways (I-20, I-77, and I-26), Columbia’s strategic location has contributed greatly to its commercial appeal and growth. With the acquisition of Savannah River Banking Company in 2014, we added a branch in Aiken, South Carolina and a branch in Augusta, Georgia (Richmond County). In 2016, we opened a loan production office in Greenville County, which we converted into a full-service office in February 2019. With the acquisition of Cornerstone Bancorp in 2017, we added a branch in each of Greenville, Pickens, and Anderson Counties of South Carolina. Greenville County is the largest county in South Carolina. We refer to this three-county area as the “Upstate” region of South Carolina. In 2019, we opened a de novo branch in Evans, Georgia, a suburb of Augusta in Columbia County, Georgia. On June 27, 2024, we closed our downtown Augusta, Georgia banking office, which we opened as a de novo branch in 2018. We refer to the three-county area of Aiken County (South Carolina), Richmond County (Georgia) and Columbia County (Georgia) as the “CSRA” region. On March 14, 2022, we opened a loan production office in York County, South Carolina, which has the second highest county median household income in South Carolina. We converted this loan production office into a full-service banking office on October 20, 2022. We refer to York County, South Carolina and the surrounding area as the “Piedmont Region”.

The following table shows data as to deposits, market share and population for our four market areas (deposits in thousands):

	Total	Estimated	Total Market Deposits(2)	Our Market Deposits(2)
	Offices	Population(1)	June 30, 2024	June 30, 2024	Market Share
Midlands Region	13	860,314	$27,993,573	$1,231,216	4.40%
CSRA Region	3	556,483	$10,377,142	$143,268	1.38%
Upstate Region	4	931,563	$25,001,836	$204,445	0.82%
Piedmont Region(3)	1	305,751	$4,742,429	$31,190	0.66%

(1)	Population data is 2025 total population from S&P Global Market Intelligence.
(2)	All deposit data is based on June 30, 2024 data sourced from S&P Global Market Intelligence.
(3)	Our full-service banking office in the Piedmont Region opened on October 20, 2022.

We believe that we serve attractive banking markets with long-term growth potential and a well-educated employment base that helps to support our diverse and relatively stable local economy. According to S&P Global Market Intelligence, 2025 median household incomes for each of the counties in the regions noted above were as follows:

Richland County, SC	$64,520
Lexington County, SC	$74,805
Newberry County, SC	$62,392
Kershaw County, SC	$62,464
Greenville County, SC	$73,698
Anderson County, SC	$63,945
Pickens County, SC	$58,326
Aiken County, SC	$67,850
Richmond County, GA	$51,339
Columbia County, GA	$95,838
York County, SC	$89,527

The county estimates noted above compare to 2025 statewide median household income estimates of $67,758 and $75,118 for South Carolina and Georgia, respectively. The principal components of the economy within our market areas are service industries, government and education, and wholesale and retail trade. The largest employers in the Midlands market area include the State of South Carolina, Prisma Health, BlueCross BlueShield of SC, the University of South Carolina, the United States Department of the Army (Fort Jackson Army Base), Richland County School District 1, Richland County School District 2, Lexington Medical Center, Lexington County School District One, Southeastern Freight Lines, and Michelin North America. The largest employers in our CSRA market area include the U.S. Army Cyber Center of Excellence & Fort Gordon, Augusta University, NSA Augusta, Wellstar MCG Health, Columbia County Board of Education, Richmond County School System, Piedmont Hospital, Amazon, Carlisle Tire & Wheel, CB&I AREVA MOX Services, Aiken Regional Medical Center, and the Department of Energy, Savannah River Site. The Upstate region major employers include, among others, Prisma Health, Greenville County Schools, BMW Manufacturing Corp., Michelin North America, Milliken & Company, Bon Secours St. Francis Health System, AnMed Health Medical Center, Clemson University, Duke Energy Corp., GE Vernova, and the Greenville County Government. The Piedmont Region major employers include, among others, Ross Stores, Inc. – Distribution, LPL Financial, Wells Fargo Home Mortgage, Piedmont Medical Center, Comporium, Inc., and Schaeffler Group USA, Inc. We believe that this diversified economic base has reduced, and will likely continue to reduce, economic volatility in our market areas. Our markets have experienced economic and population growth over the past 10 years, and we expect that the area, as well as the service industry needed to support it, will continue to grow.

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

We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans, of which some are sold into the secondary market and some are placed in our loans held-for-investment portfolio. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general, we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. As a result, our lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. Based upon the capitalization of the Bank at December 31, 2024, the maximum amount we could lend to one borrower is $26.6 million. In addition, we may not make any loans to any director, officer, employee, or 10% shareholder of the Company or the Bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

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

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in our market areas. As of June 30, 2024, there were 27 financial institutions operating approximately 158 offices in the Midlands market, 21 financial institutions operating 90 branches in the CSRA market, 41 financial institutions operating 230 branches in the Upstate market, and 18 financial institutions operating 47 branches in the Piedmont market. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and Georgia. As a result, we do not generally attempt to compete for the banking relationships of large corporations; we instead concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Human Capital

At December 31, 2024, we had 260 full-time, 10 part-time, and eight seasonal/on-call employees.

We believe that our relationships with our employees are good and our employees are not represented by any collective bargaining group or agreement. Our company’s “Why,” or purpose, is “Impacting Lives for Success and Significance,” which guides our approach to our relationships with employees. The foundations of these interactions are embedded in our cultural beliefs:

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

Our company encourages employees to continue on a lifelong trajectory of learning, as such, we offer ongoing training to all employees through internal and external resources and encourage employees to continue with career development specific to their role to ensure they stay current with the most up-to-date information and best practices. To develop our current and future leaders, we created the First Community Bank Leadership Institute, an 18-month program that provides academic and experiential learning to teach and nurture leadership skills across our organization to support the bank now and in the future. Furthermore, we have an internal CEO Conversation Group, which provides our current and emerging leaders with leadership conversations with our CEO. The Bank also supports the development of employees through external educational opportunities such as various bankers’ schools that offer multi-year development programs as well as short term training classes and industry conferences.

Information about the Executive Officers of First Community Corporation

Executive officers of First Community Corporation are elected by the board of directors annually and serve at the pleasure of the board of directors. The current executive officers, and persons chosen to become executive officers, and their ages, positions with us over the past five years, and terms of office as of March 14, 2025, are as follows:

Name (age)	Position and Five Year History with Company	With the Company Since
Michael C. Crapps (66)	Chief Executive Officer and President, Director	1994
J. Ted Nissen (63)	Executive Vice President, Chief Banking Officer, and Director; Chief Executive Officer, President, and Director of First Community Bank	1995
Robin D. Brown (57)	Chief Human Resources and Marketing Officer	1994
Sarah T. Donley (59)	Chief Operations Officer/Chief Risk Officer; formerly Senior Vice President and Controller of First Community Bank	1997
John F. (Jack) Walker (59)	Chief Credit Officer	2009
D. Shawn Jordan (57)	Chief Financial Officer	2019
Vaughan R. Dozier, Jr. (44)	Co-Chief Commercial and Retail Banking Officer, formerly Senior Vice President and Regional Market President of First Community Bank	2008
Joseph A. (Drew) Painter (47)	Co-Chief Commercial and Retail Banking Officer, formerly Senior Vice President and Regional Market President of First Community Bank	2003

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

Effective July 1, 2024, J. Ted Nissen became the CEO of the Bank while still retaining the role of President and joined the boards of directors of the Company and the Bank. Michael C. “Mike” Crapps continues in his role as President and CEO of the Company. In his role as CEO of the Bank, Mr. Nissen is responsible for the leadership of day-to-day operations of the Bank including its mortgage and financial planning lines of business. Mr. Crapps continues to focus on board governance, investor relations, strategy development and growth decisions, client retention and prospecting, and leadership development.

Effective January 1, 2025, Sarah T. Donley, former Senior Vice President and Controller of First Community Bank and a 27-year employee of the Bank, succeeded Ms. Tanya Butts (who retired effective December 31, 2024) as Executive Vice President and Chief Operations Officer/Chief Risk Officer.

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

Legislative and Regulatory Developments

We experienced heightened regulatory requirements and scrutiny following the 2008 global financial crisis, and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Economic Growth, Regulatory Reform and Consumer Protection Act (“Regulatory Relief Act”). In addition, newer regulatory developments implemented in response to the COVID-19 pandemic and the bank failures in 2023 will continue to have an impact on our operations.

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

Proposed new rules for U.S. implementation of capital requirements under Basel IV rules, more recently referred to as the “Basel III Endgame,” were issued by the U.S. federal banking agencies on July 27, 2023. These proposed rules include broad-based changes to the risk-weighting framework for various credit exposures and operational risk capital requirements. However, the proposed rules generally apply only to large banking organizations with total assets of $100 billion or more, and are expected to not be applicable to us. Recent regulatory developments have introduced uncertainty regarding the implementation of the Basel III Endgame rules. Changes in leadership and evolving policy priorities within regulatory agencies have led to speculation about potential delays or modifications to the final rulemaking process.

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

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHCA and the Bank Merger Act and adopt a plan for revitalization of such practices. In December 2021, the U.S. Department of Justice (“DOJ”) (in consultation with the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”), and FDIC announced that it was seeking additional public comments on whether and how the DOJ should revise the 1995 Bank Merger Competitive Review Guidelines. The comment period closed on February 15, 2022. In March 2022, the FDIC published a Request for Information seeking information and comments regarding the laws, practices, rules, regulations, guidance, and statements of policy that apply to merger transactions involving one or more insured depository institutions, including the merger between an insured depository institution and a noninsured institution. In a May 2022 speech, the acting head of the OCC announced that he had asked his staff to work with DOJ and other federal banking agencies to review the agency’s frameworks to analyze bank mergers. In May 2022, the CFPB announced the establishment of an Office of Competition and Innovation.

On September 17, 2024, the FDIC approved a final Statement of Policy on Bank Merger Transactions, updating its approach to evaluating bank mergers under the Bank Merger Act. The new policy emphasizes a principles-based evaluation, focusing on factors such as the effect of the transaction on competition, financial stability, and the convenience and needs of the community to be served. The OCC concurrently approved a final rule updating its regulations for business combinations involving national banks and federal savings associations, including a policy statement summarizing the principles used during its review of Bank Merger Act applications. Importantly, the Federal Reserve did not join with the FDIC and the OCC in this updated guidance. Additionally, the DOJ announced its withdrawal from the 1995 Bank Merger Competitive Review Guidelines, indicating that it would apply its 2023 Merger Guidelines to the banking industry.

These developments reflect a heightened regulatory focus on bank mergers, with an emphasis on maintaining competition, ensuring financial stability, and addressing community needs. However, given the shift in administration under President Trump, regulatory priorities may change. Financial institutions considering mergers or acquisitions should monitor potential regulatory shifts under the new administration, as changes in policy priorities may impact the level of scrutiny and the application of existing regulatory frameworks.

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

In addition, the Bank Holding Company Act prohibits any entity from acquiring 25% (5% if the acquirer is a bank holding company) or more of a bank holding company’s voting securities, or otherwise obtaining control or a controlling influence over the management or policies of a bank or bank holding company without regulatory approval. The Federal Reserve’s standards for determining whether one company has control over another established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the standards, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence. In 2024, the Federal Reserve indicated it may revisit certain aspects of this framework to address evolving market structures and investor behavior, though no formal rulemaking has been issued.

In August 2024, the FDIC proposed amendments to its regulations implementing the Change in Bank Control Act. The proposed rule aims to remove certain existing exemptions and seeks public comment on the FDIC’s overall approach to changes in control affecting FDIC-supervised institutions. If adopted, these amendments could result in more transactions being subject to the Change in Bank Control Act notice requirements and FDIC review.

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

The federal banking agencies have extended the temporary relief from enforcement actions related to Regulation O multiple times, most recently on December 27, 2024. The relief, which applies to banks and asset managers that become principal stockholders of banks, will now expire on the earlier of January 1, 2026, or the effective date of a final Federal Reserve rule revising Regulation O. This extension allows additional time for regulators to address the treatment of bank credit extensions to complex-controlled portfolio companies that qualify as insiders. Financial institutions and asset managers should continue monitoring updates, as a final rule could impact the relief before its expiration.

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
12

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

As of December 31, 2024, the Bank was deemed to be “well capitalized.”

Standards for Safety and Soundness. The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees, and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the FDIC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans. The FDIC requested comments on a proposal that would amend the regulations implementing Section 29 of the FDIC. Section 29 contains brokered deposits restrictions that apply to less than well capitalized depository institutions. The proposed changes include: (i) modifying the definition of “deposit broker;” (ii) eliminating the exclusive deposit placement arrangement exception; and (ii) revising the interpretation of the primary purpose exception to consider a third party’s intent in placing customer funds at a particular insured depository institution. The FDIC extended the comment-period, which concluded on November 21, 2024. The proposed changes aimed to enhance the safety and soundness of the banking system by ensuring consistent reporting of brokered deposits and reducing operational challenges for insured depository institutions. However, the regulatory landscape concerning brokered deposits is undergoing significant changes under the Trump Administration. In January 2025, Acting FDIC Chairman Travis Hill announced plans to withdraw the proposed amendments to Section 29 of the FDIC. The decision to withdraw these proposals aligns with the administration’s broader deregulatory agenda, which includes revisiting and potentially rescinding various financial regulations established during the previous administration.

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

In December 2019, the FDIC and OCC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve did not join the proposed rulemaking. In January 2025, the OCC, FDIC, and Federal Reserve issued additional guidance clarifying that digital and fintech-driven activities may be eligible for CRA credit provided they meet established criteria. This guidance reflects efforts to modernize CRA evaluations in light of evolving banking practices.

In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021, replacing it with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended and superseded by an updated joint framework. On the same day that the OCC announced its plans to rescind the CRA final rule, the OCC, the FDIC, and the Federal Reserve announced that they are working together to “strengthen and modernize the rules implementing the CRA.” On May 5, 2022, the OCC, FDIC, and Federal Reserve released a notice of proposed rulemaking regarding the CRA and invited public comment on the proposed rules. The comment period closed on August 5, 2022. On October 24, 2023, the OCC, the FDIC, and the Federal Reserve issued the final rule to strengthen and modernize regulations implementing the CRA. The final rule took effect on April 1, 2024; however, compliance with the majority of the final rule’s provisions will not be required until January 1, 2026, and the data reporting requirements of the final rule will not take effect until January 1, 2027. The final rules, among other things, include: (i) applying four new performance tests to evaluate the CRA performance of large banks (assets of $2 billion or more): the Retail Lending Test, Retail Services and Products Test, Community Development Financing Test, and Community Development Services Test; (ii) retaining a strategic plan option, with modifications to reflect the new performance tests and updates to the approval standards; (iii) clarifying community development activities by updating the definition of community development, providing a process by which banks may request confirmation that an activity is eligible for community development consideration, and providing for a publicly available interagency illustrative list of qualifying community development activities; (iv) updating delineation requirements for facility-based assessment areas and establishing new retail lending assessment areas for certain large banks; (v) updating data collection, maintenance, and reporting requirements for large banks, tailoring those requirements based on large bank asset size and leveraging existing data where possible, while not imposing new data collection and reporting requirements for small and intermediate banks; and (vi) continuing public file and public notice disclosure requirements and creating a new public comment process to facilitate public engagement. Several banking industry groups filed a lawsuit seeking to invalidate the CRA final rule, in which they argued that the federal banking agencies exceeded their statutory authority in adopting the CRA final rule. In March 2024, a federal judge granted an injunction to extend the CRA final rule’s effective date, originally set for April 1, 2024. The effective date will be extended each day the injunction remains in place, pending the resolution of the lawsuit. Management has and will continue to evaluate any changes to the CRA’s regulations and their impact to the Bank.

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

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. On July 18, 2024 regulators, including the CFPB, issued interagency guidance on reconsideration of value (ROVs) of residential real estate transactions. The CFPB continued its scrutiny of so called “pay-to-pay” and “junk fee” regimes, proposing rules related to credit card penalties. In March 2024, the CFPB finalized a rule that addresses late fees charged by card issuers that together with their affiliates have one million or more open credit card accounts. Further, the CFPB proposed rulemaking related to Residential Property Assessed Clean Energy Financing, quality control standards for automated valuation models, and personal financial data rights (discussed in more detail above). The CFPB’s focus on fees was emphasized through its ongoing enforcement activity, including a notable enforcement action taken against Bank of America that required the payment of more than $100 million to customers, with similar size fines paid to both the CFPB and the OCC.

In February 2025, President Trump took significant actions affecting the CFPB. He dismissed Director Rohit Chopra and appointed Treasury Secretary Scott Bessent as Acting Director. Subsequently, Office of Management and Budget Director Russell Vought was named Acting Director, during which time the CFPB’s operations were halted, its headquarters closed, and its employees instructed to cease work. These moves have been met with legal challenges and public debate regarding the future of the agency.

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

Anti-Money Laundering and Countering the Financing of Terrorism (AML/CFT); the USA PATRIOT Act; the Office of Foreign Asset Control. Financial institutions must maintain AML/CFT programs, including internal policies, compliance officers, training, and independent audits, in accordance with the Bank Secrecy Act (“BSA”) and other federal laws. They must adhere to know your customer and enhanced due diligence requirements, particularly for high-risk customers and foreign institutions, to prevent money laundering and terrorism financing. Institutions must also report suspicious activities to law enforcement and ensure compliance with risk-based customer due diligence procedures. The USA PATRIOT Act amended the BSA to enhance financial transparency and information-sharing between institutions, regulators, and law enforcement. It mandates customer identification programs, increased due diligence for non-U.S. persons, and stricter reporting of transactions over $10,000 to FinCEN. Financial institutions must also monitor and report transactions involving individuals or entities suspected of terrorist financing. Regulators actively enforce compliance, imposing penalties on institutions failing to meet AML/CFT obligations.

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

In August 2023, the FFIEC updated its BSA/AML Examination Manual to clarify risk-based compliance expectations. The FDIC emphasizes oversight of third-party AML/CFT service providers, with enforcement actions against institutions that fail to monitor vendors effectively.

The Anti-Money Laundering Act of 2020 led to FinCEN’s Corporate Transparency Act (“CTA”), requiring many corporate entities to disclose beneficial ownership information. Court rulings deeming the CTA unconstitutional, creating uncertainty regarding its future enforcement. However, on February 18, 2025, a federal judge lifted this previous nationwide injunction that had blocked the enforcement of the CTA. In response, FinCEN announced that reporting companies are now required to comply with the CTA’s beneficial ownership information reporting requirements. To provide entities additional time to meet these obligations, FinCEN has extended the filing deadline to March 21, 2025. FinCEN also indicated plans to assess options for further modifying deadlines and intends to initiate a process to revise the BOI reporting rule to reduce burdens for lower-risk entities, including many U.S. small businesses.

Following Russia’s invasion of Ukraine, OFAC imposed extensive sanctions under Executive Order 14024, including restrictions on Russian financial institutions, expanded sovereign debt prohibitions, and increased scrutiny of sanctions evasion. FinCEN issued an alert in March 2022, advising heightened vigilance. Sanctions enforcement continued through 2023 and 2024. Globally, the Financial Action Task Force (“FATF”) updates its high-risk jurisdiction lists, affecting due diligence requirements for international transactions. In October 2023, FATF removed Albania, Cayman Islands, Jordan, and Panama from its monitoring list and added Bulgaria.

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

States continue to take the lead in passing privacy focused legislation. Nine additional states passed some form of consumer privacy protection laws, only some of which include an exemption for entities regulated under GLBA. Congress has proposed significant privacy focused legislation largely targeting technology companies, however, to date, none of these laws have been passed.

The CFPB also took additional action related to consumer privacy. In October 2024, the CFPB issued a final rule implementing Section 1033 of the Consumer Financial Protection Act, requiring banks to provide consumers with access to their financial transaction data upon request. This rule is expected to require updates to data access policies by 2026.

Cybersecurity. The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties. In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings, as necessary.

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

In early 2024, with signs of moderating inflation and a slowing growth outlook, the FOMC initiated a gradual easing of monetary policy, reducing the target range to approximately 4.0% to 4.25% by the end of 2024. In January 2025, amid mixed economic signals, the FOMC maintained this target range while emphasizing its readiness to adjust policy further as economic conditions evolve.

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

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, exceeding 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more in the preceding three years or (ii) construction and land development loans exceeding 100% of total risk-based capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to commercial real estate lending, having observed substantial growth in many commercial real estate asset and lending markets, increased competitive pressures, rising commercial real estate concentrations in banks, and an easing of commercial real estate underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from commercial real estate lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their commercial real estate concentration risk. Based on the Bank’s loan portfolio as of December 31, 2024, its non-owner occupied commercial loans and its construction and land development loans were approximately 305% and 82% of total risk-based capital, respectively. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 46% from December 31, 2021 to December 31, 2024. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and Board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and Board levels, and we continue to monitor the level of the concentration in commercial real estate loans within the Bank’s loan portfolio monthly. Management will continue to monitor the level of the concentration in commercial real estate loans within the Bank’s loan portfolio.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unlike larger banks that are more geographically diversified, we are a regional bank that provides banking and financial services to customers primarily in South Carolina and Georgia. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the U.S. as a whole. In 2024 and early 2025, continued regional economic uncertainty—exacerbated by persistent inflation, supply chain disruptions, and subdued consumer spending—has further increased the risks in our primary markets.

Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary and trade policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for credit losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio. The majority of our loan portfolio is secured by real estate. A decline in real estate values can negatively impact our ability to recover our investment should the borrower become delinquent. Loans secured by stock or other collateral may be adversely impacted by a downturn in the economy and other factors that could reduce the recoverability of our investment. Unsecured loans are dependent on the solvency of the borrower, which can deteriorate, leaving us with a risk of loss. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, epidemics and pandemics, or a combination of these or other factors.

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

In 2023 and 2024, concerns about the financial condition of certain U.S. banking institutions led to multiple bank failures, including Silicon Valley Bank, Signature Bank, First Republic Bank, and most recently, Republic First Bank in April 2024. The FDIC intervened in each case, transferring assets to acquiring institutions. While our business and depositor profile differ from these banks, financial sector volatility, particularly in times of stress, may impact our stock price and operations. The long-term regulatory and market consequences of these failures remain uncertain but could include increased FDIC assessments and further bank closures. To date, these events have not materially affected our deposit balances.

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

Our actual credit losses could exceed our allowance for credit losses. Our average loan size continues to increase and reliance on our historic allowance for credit losses may not be adequate. As of December 31, 2024, approximately 84.8% of our loan portfolio (excluding loans held for sale) is composed of construction (12.5%), commercial mortgage (65.2%) and commercial (7.1%) loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent, and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers. If we suffer credit losses that exceed our allowance for credit losses, our financial condition, liquidity, or results of operations could be materially and adversely affected.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2024, we had approximately $921.0 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 75.5% of our total loans outstanding as of that date. Approximately $283.7 million, or 23.2% of our total loans, and 30.8% of our commercial real estate loans are secured by owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 3.5%, or $31.2 million, since December 31, 2023. The banking regulators give commercial real estate lending greater scrutiny, and they may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the level of the concentration in commercial real estate loans within the Bank’s loan portfolio monthly.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

The 2006 “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”) provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months, or (ii) construction and land development loans exceed 100% of total risk-based capital. Our total non-owner-occupied commercial real estate loans represented 305% of the Bank’s total risk-based capital at December 31, 2024, and our construction and land development loans represented 82% of the Bank’s total risk-based capital at December 31, 2024. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 46% from December 31, 2021 to December 31, 2024. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the level of the concentration in commercial real estate loans within our loan portfolio monthly.

In December 2015, the regulatory agencies released a statement on prudent risk management for commercial real estate lending that indicated, among other things, the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. More recently, in 2024, the FDIC and the Federal Reserve reaffirmed their commitment to stringent oversight of CRE exposures in response to evolving market conditions. In early 2025, preliminary guidance from regulators suggested that any further acceleration in CRE loan growth or deterioration in loan performance could prompt the imposition of additional limits or remedial actions, which, if implemented, could curtail our growth and adversely affect our earnings.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2024, commercial business loans comprised 7.1% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, be difficult to appraise, and fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for credit losses.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2024, approximately $16.6 million of our loans, or 9.3% of the Bank’s regulatory capital (Tier 1 Capital plus allowance for credit losses), had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which three loans totaling approximately $606 thousand had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan-to-value exceptions are set at 30% of the Bank’s tier 1 capital plus allowance for credit losses. At December 31, 2024, $5.5 million of our commercial loans, or 3.1% of the Bank’s regulatory capital, exceeded the supervisory loan-to-value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio, which could have a material adverse effect on our financial condition and results of operations.

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

Our investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $491.0 million in 2024, as compared to $541.1 million in 2023. This represents 27.5% and 33.2% of the average earning assets for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, the portfolio was 26.6% of earning assets compared to 29.6% of earning assets at December 31, 2023. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $16.7 million and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $12.3 million ($9.7 million net of tax) and $14.0 million ($11.1 million net of tax) at December 31, 2024 and 2023, respectively.

During the three months ended September 2023, we sold $39.9 million of book value U.S. Treasuries in our available-for-sale investment securities portfolio. While this sale created a one-time pre-tax loss of $1.2 million, it provided additional liquidity which was used to pay down borrowings and fund loan growth. The weighted average book yield of the securities sold was 1.75% and the projected earn back period was 1.6 years. Such measures transitioned the balance sheet to be more efficient, improved net interest margin, and positioned us for higher earnings in the future.

Our HTM investments totaled $209.4 million and represented approximately 42.6% of our total investments at December 31, 2024. Our AFS investments totaled $279.6 million, or approximately 56.9% of our total investments at December 31, 2024. Investments at cost totaled $2.7 million, or approximately 0.5% of our total investments at December 31, 2024. The effective duration on our total investment securities portfolio was 3.5 at December 31, 2024.

Securities which have unrealized losses were not considered to be credit loss impaired at December 31, 2024 or at December 31, 2023 and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain adequate liquidity which supports our ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and our capital.

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

In 2021 through 2022, inflation rose to levels not seen for over 40 years, reaching 7.0% and 6.5%, respectively. The annual inflation rate decreased to 3.4% in 2023 and to 2.9% in 2024; however, during the latter part of 2024 and into early 2025, the annual inflation rate averaged approximately 4.2%, although some moderation has been observed in early 2025. Nonetheless, persistently higher input costs, wage pressures, and ongoing supply chain disruptions may challenge our customers’ ability to service their debt, thereby potentially increasing our credit risk. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. Sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve.

In recent years, the Federal Reserve has maintained a relatively tight monetary policy to address persistent inflationary pressures, resulting in elevated short-term interest rates. In mid-2024, as inflation began to moderate, the Federal Reserve signaled a gradual recalibration of its policy stance, though it remains cautious amid ongoing economic uncertainty.

Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, discourage borrowing, tighten the money supply, and restrain economic activity. Recent periods have demonstrated that when short-term rates rise more rapidly than long-term rates, the yield curve can invert—an occurrence that, while relatively uncommon, may signal potential economic slowdowns or increased recessionary risks.

It is unclear how long it will take for long-term rates to catch up. Many external factors may interfere with the effects of these plans or cause them to be changed, sometimes quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Elevated interest rates, combined with an inverted or flattening yield curve, can increase borrowing costs, depress asset values, and reduce loan demand—factors that may adversely affect our operating results and financial condition. Moreover, unexpected shifts in domestic or international economic policies, or abrupt changes in market conditions, could lead to rapid alterations in the yield curve and further impact the broader financial system.

Adverse developments affecting the financial services industry, such as the 2023 and 2024 bank failures or concerns involving liquidity, may have a material adverse effect on our operations.

The high-profile bank failures in 2023 and 2024 involving Silicon Valley Bank, Signature Bank, First Republic Bank, and Republic First Bank caused general uncertainty and concern regarding the liquidity adequacy of the banking sector. Although we were not directly affected by these bank failures, the resulting speed and ease in which news, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions, which then caused the stock prices of many financial institutions to become volatile. In 2024 and into 2025, continued concerns regarding the stability of certain regional banks and potential liquidity risks have further contributed to market volatility and investor caution. Additional bank failures could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers. Further, with the risk of any additional bank failures, we may face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Failure to successfully keep pace with technological changes could have a material adverse impact on our business, financial condition, and results of operations. In 2024 and early 2025, the pace of technological change has accelerated, and the rapid evolution of cybersecurity threats, as well as the need to integrate new digital platforms, has increased the risks associated with failure to adapt.

The development and use of AI presents risks and challenges that may adversely impact our business.

The development and use of AI by us or our third-party vendors poses significant risks. The evolving legal and regulatory landscape—covering intellectual property, privacy, consumer protection, employment, and more—could force costly changes and heighten non-compliance risks. AI models, especially generative ones, might produce biased, inaccurate, or harmful outputs, disclose confidential information, or infringe on intellectual property rights. Moreover, their inherent complexity limits transparency, complicating oversight and error reduction. Reliance on third-party models further exposes us to risks associated with unauthorized training data and their risk management practices. Any of these issues could lead to legal liabilities, reputational harm, and adverse impacts on our business.

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

As of December 31, 2024, brokered deposits comprised $10.4 million (0.6%) of our total deposits, down from $48.1 million (3.2%) at year-end 2023. We use brokered certificates of deposit to extend deposit maturities and manage interest rate risk. Unlike non-brokered CDs, these deposits cannot be withdrawn early except in limited circumstances, improving our maturity management. FDIC regulations restrict brokered deposits based on capital levels. While we currently qualify as “well capitalized” and face no such limits, a decline in our capital ratios could restrict our ability to replace maturing brokered deposits. Any future regulatory changes or capital constraints could increase our funding costs and impact liquidity.

Risks Related to Our Strategy

We may be adversely affected by risks associated with future mergers and acquisitions, including execution risk, which could disrupt our business and dilute shareholder value.

From time to time, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets, like we did in York County, South Carolina, which we refer to as the Piedmont Region, in 2022, or lines of business or offer new products or services. These activities would involve a number of risks, including:

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

Michael C. Crapps, our president and chief executive officer, and Mr. Nissen, the Bank’s president and chief executive officer, each have extensive and long-standing ties within our primary market area and substantial experience with our operations, and each has contributed significantly to our business. If we lose the services of Mr. Crapps or Mr. Nissen, each would be difficult to replace, and our business and development could be materially and adversely affected. Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our business strategy and materially and adversely affect our business, results of operations, and financial condition.

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

Increased fraud risk could adversely impact our business

Fraud schemes are becoming more sophisticated, often involving criminal networks and techniques such as check fraud, ATM skimming, phishing, and identity theft. Fraudsters may also exploit online banking to establish accounts for fraudulent activities. While technologies like chip cards help mitigate some risks, criminals continue to target other sources of personal data.

We have increased investments in fraud prevention, but losses may still occur, potentially harming our customers, reputation, and financial condition. Fraud-related costs—including regulatory scrutiny, legal liability, and business disruption—could materially impact our operations.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. We are subject to Federal Reserve regulation. The Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, the regulating authority that insures customer deposits; and by our state regulator, the S.C. Board. Also, as a member of the Federal Home Loan Bank (the “FHLB”), the Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations. Regulatory developments in 2023 and early 2024 have led to enhanced expectations in areas such as cybersecurity, data privacy, digital asset management, and anti-money laundering. These evolving requirements are increasing our compliance costs and the complexity of our regulatory obligations.

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

In 2025, the U.S. political landscape remains uncertain, with the Republicans holding the majority in both the U.S. House of Representatives and the U.S. Senate. A unified Republican Congress has created conditions for potential shifts in policy, though partisan division may still result in challenges to enacting sweeping reforms. Under the Biden Administration, Congressional committees with jurisdiction over the banking sector pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social, and Governance matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of pandemic responses and economic recovery. The Trump Administration, alongside a unified Republican Congress, may pursue policies or changes that (i) reverse or suspend key actions implemented under the Biden Administration, (ii) promote deregulation by easing regulatory burdens on financial institutions, (iii) adopt a technology-forward approach, and (iv) take a more favorable stance on bank mergers and acquisitions, potentially streamlining the approval process to encourage consolidation within the banking sector. The prospects for the enactment of major banking reform legislation remain unclear at this time.

Furthermore, leadership changes within federal banking agencies and financial regulators continue to shape the regulatory environment. Since the change in presidential administration in 2020, key positions across agencies—including the Comptroller of the Currency, CFPB, CFTC, SEC, and the U.S. Treasury—experienced significant turnover. While some leadership positions were filled, others remained vacant, leading to ongoing shifts in regulatory priorities and enforcement approaches. In early 2025, additional turnover and policy realignments within these agencies have further contributed to regulatory uncertainty in the financial services sector. The unified Republican government could further alter the composition of these agencies, introducing new leadership and new policies and rules that could significantly impact the banking sector. The potential impact of the unified Republican government on additional changes in agency structure, personnel, policies and priorities on the financial services sector, including the Company and the Bank, cannot be fully predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements. As of December 31, 2024, we had net deferred tax assets of $12.0 million. Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for federal income tax purposes. Based on projections of future taxable income in periods in which deferred tax assets are expected to become deductible, management determined that the realization of our net deferred tax asset was more likely than not. As a result, we did not recognize a valuation allowance on our net deferred tax asset as of December 31, 2024. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. Our deferred tax asset may be further reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax assets. Charges to establish a valuation allowance with respect to our deferred tax asset could have a material adverse effect on our financial condition and results of operations.

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

General Risk Factors

Evolving ESG expectations could increase costs and risks

Regulatory, investor, and stakeholder expectations around environmental, social, and governance (“ESG”) practices continue to evolve, potentially increasing compliance costs and operational burdens. Recent shifts in U.S. policies have altered the landscape of ESG practices. The Trump Administration has rolled back several climate initiatives and withdrawn from international agreements, such as the Paris Climate Accord. These changes may reduce certain compliance requirements but also introduce uncertainty regarding future regulations. Stakeholders, including investors and customers, continue to scrutinize corporate ESG practices, and failure to meet their evolving expectations could impact our reputation and financial performance. Additionally, state-level regulations and international standards may impose differing ESG requirements, leading to potential operational complexities.

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

Recent developments have heightened concerns about the U.S. credit rating and its potential impact on our business. In August 2023, Fitch Ratings downgraded the U.S. long-term credit rating from “AAA” to “AA+”, citing expected fiscal deterioration, a high and growing government debt burden, and erosion of governance standards. Subsequently, in November 2023, Moody’s Investors Service revised its outlook on U.S. ratings to negative, reflecting large fiscal deficits and a decline in debt affordability. These downgrades underscore the potential risks associated with U.S. fiscal policy, including political polarization and challenges in managing the national debt. Such factors could lead to increased borrowing costs, market volatility, and a potential decline in investor confidence. These conditions may adversely affect our business operations, financial condition, and results.

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

Item 2. Properties.

Our principal place of business as well as the Bank’s is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. In addition, we currently operate 21 full-service offices located in the South Carolina counties of Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices), Kershaw County (1 office), Aiken County (1 office), Greenville County (2 offices), Anderson County (1 office), Pickens County (1 office), York County (1 office), and in the Georgia counties of Richmond County (1 office) and Columbia County (1 office). All of these properties are owned by the Bank except for the downtown Augusta, Georgia (Richmond County), Greenville, South Carolina, and York County, South Carolina full-service branch offices, which are leased by the Bank. Although the properties owned are generally considered adequate, we have a continuing program of modernization, expansion and, when necessary, occasional replacement of facilities. We closed one office in downtown Augusta, Georgia on June 27, 2024.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

As of February 28, 2025, there were approximately 1,716 shareholders of record of our common stock. Our common stock trades on The NASDAQ Capital Market under the trading symbol of “FCCO.”

Quarterly Common Stock Price Ranges and Dividends

The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2024
Quarter ended March 31, 2024	$21.90	$16.00	$0.14
Quarter ended June 30, 2024	$18.33	$15.40	$0.14
Quarter ended September 30, 2024	$23.30	$16.06	$0.15
Quarter ended December 31, 2024	$26.48	$20.49	$0.15
2023
Quarter ended March 31, 2023	$22.25	$18.30	$0.14
Quarter ended June 30, 2023	$21.50	$16.30	$0.14
Quarter ended September 30, 2023	$20.00	$16.77	$0.14
Quarter ended December 31, 2023	$22.00	$17.00	$0.14

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

Unregistered Sales of Equity Securities

Pursuant to our Amended and Restated Non-Employee Director Deferred Compensation Plan, non-employee directors may elect to defer all or any part of annual retainer fees payable in respect of the following calendar year to the director for his or her service on the board of directors or any committee of the board of directors. During the year, a number of deferred stock units are credited quarterly to the director’s account equal to (i) the otherwise payable amount divided by (ii) the fair market value of a share of our common stock on the last trading day of such calendar quarter. In general, a director’s vested account balance will be distributed in a lump sum of our common stock on the 30th day following the participants separation from service. During the year ended December 31, 2024, we credited an aggregate of 8,533 deferred stock units to accounts for directors who elected to defer monthly fees or annual retainer fees for 2024. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.

Repurchases of Equity Securities

On April 20, 2022, we announced that our board of directors approved the repurchase of up to 375,000 shares of our common stock. No repurchases were made under such repurchase plan before it expired at the market close on December 31, 2023.

On May 14, 2024, we announced that our board of directors approved a plan to utilize up to $7.1 million of capital to repurchase shares of our common stock (the “2024 Repurchase Plan”), which represented approximately 5.3% of our shareholders’ equity at the time of the announcement. No repurchases have been made under the 2024 Repurchase Plan. The 2024 Repurchase Plan expires at the market close on May 13, 2025.

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

Overview

We are headquartered in Lexington, South Carolina and serve as the bank holding company for the Bank. We engage in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professionals and individuals. We operate from our main office in Lexington, South Carolina, and our 21 full-service offices located in the South Carolina counties of Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices), Kershaw County (1 office), Aiken County (1 office), Greenville County (2 offices), Anderson County (1 office), Pickens County (1 office), and York County (1 office); and in the Georgia counties of Richmond County (1 office) and Columbia County (1 office).

The following discussion describes our results of operations for 2024, as compared to 2023 and 2022, and also analyzes our financial condition as of December 31, 2024, as compared to December 31, 2023. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2024, 2023 and 2022 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, our deposits and our borrowings.

There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb expected losses in 2024 and probable losses in 2023 and 2022 on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for credit losses against our operating earnings. In the following section, we have included a detailed discussion of this process, as well as several tables describing our allowance for credit losses and the allocation of this allowance among our various categories of loans.

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

The allowance for credit losses represents our best estimate of credit losses on financial assets. The allowance for credit losses is assessed at least quarterly and adjustments are recorded in the provision for credit losses. These losses are estimated using historical loss rates and a projection of reasonable and supportable macroeconomic forecast, combined with additional qualitative factors. At December 31, 2024 and 2023, we held an allowance for credit losses for our held-to-maturity investment securities, our loans held-for-investment and our unfunded commitments that are not unconditionally cancelable.

The allowance for credit losses represents an amount which we believe will be adequate to absorb expected losses (2024 and 2023) and probable losses (2022) on existing financial assets that may become uncollectible. Our judgment as to the adequacy of the allowance for credit losses is based on assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. There can be no assurance that charge-offs of financial assets in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period.

The allowance for credit losses represents management’s best estimate for our expected losses at December 31, 2024 and 2023 and probable losses at December 31, 2022, but significant downturns in circumstances relating to asset quality and economic conditions could result in a requirement for additional allowance for credit losses. Likewise, an upturn in asset quality and improved economic conditions may allow a reduction in the required allowance for credit losses. In either instance, unanticipated changes could have a significant impact on results of operations. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses. Such agencies may require us to recognize additions to the allowance for credit losses based on their judgments about information available to them at the time of their examination.

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

Financial Highlights

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2024	2023	2022
Balance Sheet Data:
Total assets	$1,958,021	$1,827,688	$1,672,946
Loans held for sale	9,662	4,433	1,779
Loans	1,220,542	1,134,019	980,857
Deposits	1,675,901	1,511,001	1,385,382
Total common shareholders’ equity	144,494	131,059	118,361
Total shareholders’ equity	144,494	131,059	118,361
Average shares outstanding, basic	7,617	7,568	7,528
Average shares outstanding, diluted	7,702	7,647	7,608
Results of Operations:
Interest income	$89,422	$72,697	$51,117
Interest expense	37,382	23,805	3,174
Net interest income	52,040	48,892	47,943
Provision for (release of) credit losses	809	1,129	(152)
Net interest income after provision for (release of) credit losses	51,231	47,763	48,095
Non-interest income	14,004	10,421	11,569
Non-interest expenses	47,465	43,144	41,253
Income before taxes	17,770	15,040	18,411
Income tax expense	3,815	3,197	3,798
Net income	13,955	11,843	14,613
Net income available to common shareholders	13,955	11,843	14,613
Per Share Data:
Basic earnings per common share	$1.83	$1.56	$1.94
Diluted earnings per common share	1.81	1.55	1.92
Book value at period end	18.90	17.23	15.62
Tangible book value at period end (non-GAAP)	16.93	15.23	13.59
Dividends per common share	0.58	0.56	0.52
Asset Quality Ratios:
Non-performing assets to total assets(3)	0.04%	0.05%	0.35%
Non-performing loans to period end loans	0.02%	0.02%	0.50%
Net charge-offs (recoveries) to average loans	0.01%	0.00%	(0.03)%
Allowance for credit losses to period-end total loans	1.08%	1.08%	1.16%
Allowance for credit losses to non-performing assets	1,683.70%	1,492.36%	194.41%
Selected Ratios:
Return on average assets	0.74%	0.68%	0.88%
Return on average common equity:	10.17%	9.59%	11.99%
Return on average tangible common equity (non-GAAP):	11.44%	10.95%	13.73%
Efficiency Ratio (non-GAAP)(1)	71.56%	71.23%	68.60%
Noninterest income to operating revenue(2)	21.20%	17.57%	19.44%
Net interest margin (tax equivalent)	2.92%	3.01%	3.14%
Equity to assets	7.38%	7.17%	7.08%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	6.66%	6.39%	6.21%
Tier 1 risk-based capital (Bank)(4)	12.87%	12.53%	13.49%
Total risk-based capital (Bank)(4)	13.94%	13.58%	14.54%
Leverage (Bank)(4)	8.40%	8.45%	8.63%
Average loans to average deposits(5)	74.35%	73.25%	64.92%

(1)	The efficiency ratio is a key performance indicator in our industry. The ratio is calculated by dividing non-interest expense by net interest income on a tax equivalent basis and non-interest income, excluding loss on sale of securities, gain on sale of other assets, loss on early extinguishment of debt, and other non-recurring noninterest income. The efficiency ratio is a measure of the relationship between operating expenses and net revenue.
(2)	Operating revenue is defined as net interest income plus noninterest income.
(3)	Includes non-accrual loans, loans > 90 days delinquent and still accruing interest and other real estate owned (“OREO”).
(4)	As a small bank holding company, we are generally not subject to the capital requirements at the holding company level unless otherwise advised by the Federal Reserve; however, our Bank remains subject to capital requirements.
(5)	Includes loans held for sale.
45

Certain financial information presented above is determined by methods other than in accordance with GAAP. These non-GAAP financial measures include “efficiency ratio,” “tangible book value at period end,” “return on average tangible common equity” and “tangible common shareholders’ equity to tangible assets.” The “efficiency ratio” is defined as non-interest expense by net interest income on a tax equivalent basis and non-interest income, excluding loss on sale of securities, gain on sale of other assets, loss on early extinguishment of debt, and other non-recurring noninterest income. The efficiency ratio is a measure of the relationship between operating expenses and net revenue. “Tangible book value at period end” is defined as total equity reduced by recorded intangible assets divided by total common shares outstanding. “Return on average tangible common equity” is defined as net income on an annualized basis divided by average total equity reduced by average recorded intangible assets. “Tangible common shareholders’ equity to tangible assets” is defined as total common equity reduced by recorded intangible assets divided by total assets reduced by recorded intangible assets. Our management believes that these non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period-to-period in a meaningful manner. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

The table below provides a reconciliation of non-GAAP measures to GAAP for the three years ended December 31:

	2024	2023	2022
Tangible book value, dollars in thousands
Tangible common equity (non-GAAP)	$129,411	$115,818	$102,963
Effect to adjust for intangible assets	15,083	15,241	15,398
Book value (GAAP)	$144,494	$131,059	$118,361

Tangible book value per common share, dollars
Tangible common equity per common share (non-GAAP)	$16.93	$15.23	$13.59
Effect to adjust for intangible assets	1.97	2.00	2.03
Book value per common share (GAAP)	$18.90	$17.23	$15.62

Return on average tangible common equity
Return on average tangible common equity (non-GAAP)	11.44%	10.95%	13.73%
Effect to adjust for intangible assets	(1.27)%	(1.36)%	(1.74)%
Return on average common equity (GAAP)	10.17%	9.59%	11.99%

Tangible common shareholders’ equity to tangible assets
Tangible common equity to tangible assets (non-GAAP)	6.66%	6.39%	6.21%
Effect to adjust for intangible assets	0.72%	0.78%	0.87%
Common equity to assets (GAAP)	7.38%	7.17%	7.08%

Results of Operations

Year Ended December 31, 2024 and 2023

Our net income for the twelve months ended December 31, 2024 was $14.0 million, or $1.81 diluted earnings per common share, as compared to $11.8 million, or $1.55 diluted earnings per common share, for the twelve months ended December 31, 2023. The $2.1 million increase in net income between the two periods is primarily due to an increase in net interest income of $3.1 million, a decrease in provision for credit losses of $320 thousand, and an increase in non-interest income of $3.6 million, partially offset by an increase in non-interest expense of $4.3 million and an increase in income tax expense of $618 thousand.

•	The increase in net interest income results from an increase of $154.9 million in average earning assets partially offset by a nine basis point decline in the net interest margin between the two periods.

•	The $809 thousand provision for credit losses during the twelve months ended December 31, 2024 is primarily related to a $86.5 million increase in loans held-for-investment partially offset by a $43.7 million decrease in unfunded commitments net of unconditionally cancellable commitments and a reduction of two basis points in our qualitative factors for our reasonable and supportable forecast alternative scenarios qualitative factor. This reduction was driven by an improvement in externally calculated economic forecasts that flow into our model.

•	The $1.1 million provision for credit losses during the twelve months ended December 31, 2023 is primarily related to a $153.2 million increase in loans held-for-investment and a $50.9 million increase in unfunded commitments net of unconditionally cancellable commitments partially offset by a reduction of five basis points in our qualitative factors (four basis points in our changes in total of past due, rated, and non-accrual / changes in total of 30-89 days past due and other loans especially mentioned qualitative factor and one basis point in our reasonable and supportable forecast alternative scenarios qualitative factor). The one basis point reduction in our reasonable and supportable forecast alternative scenarios factor was driven by an improvement in externally calculated economic forecasts that flow into our model.

•	The $3.6 million increase in non-interest income is primarily related to an increase in mortgage banking income of $962 thousand, an increase in investment advisory fees of $1.7 million, a decrease in loss on sale of securities of $1.2 million, and an increase of $88 thousand in other non-interest income partially offset by a loss on early extinguishment of debt of $229 thousand and by a decrease in gain on sale of assets of $146 thousand.

o	The increase in mortgage banking income was primarily driven by higher secondary market production and higher gain on sale margin during the twelve months ended 2024 compared to the prior year period.
o	The increase in investment advisory fees was primarily driven by higher assets under management during the twelve months ended December 31, 2024 compared to the prior year period.
o	The increase in other non-interest income was primarily related to an increase in gains on insurance proceeds of $73 thousand and an increase in rental income of $25 thousand partially offset by a loss on disposition of assets on the closing of our downtown Augusta, Georgia banking office of $6 thousand.
o	Loss on sale of securities improved by $1.2 million to zero during the twelve months ended December 31, 2024 compared to a loss of $1.2 million during the same period in 2023. The $1.2 million loss on sale of securities during 2023 was related to the $39.9 million sale of book value U.S. Treasuries in our available-for-sale investment securities portfolio.
o	The loss on early extinguishment of debt of $229 thousand was related to an early payoff of $35.0 million in FHLB advances.

•	The increase in non-interest expense is primarily related to an increase of $3.4 million in salaries and employee benefits, an increase in FDIC insurance assessments of $273 thousand, an increase of $215 thousand in other real estate expense, and an increase of $597 thousand in other non-interest expense, partially offset by a decline of $63 thousand in occupancy expense, and a decline of $115 thousand in equipment.

o	The increase in other non-interest expense was primarily driven by increases of $224 thousand in core banking and electronic processing, $206 thousand in ATM/debit card processing, $252 thousand in software subscriptions and services, legal and professional fees of $163 thousand and $80 thousand in shareholder expense, partially offset by declines of $51 thousand in correspondent services, $223 thousand in debit card and fraud losses, and $95 thousand in loan processing and closing costs.

•	Our effective tax rate was 21.5% during the twelve months ended December 31, 2024 compared to 21.3% during the twelve months ended December 31, 2023.

o	The effective tax rates were affected by a $149 thousand non-recurring reduction to income tax during the twelve months ended December 31, 2024 and by a $122 thousand non-recurring reduction to income tax during the twelve months ended December 31, 2023. Furthermore, we purchased $500 thousand of South Carolina State Tax Credits for $432.5 thousand in November 2024, which created a $67.5 thousand non-recurring benefit to income taxes during the twelve months ended November 2024.

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

Year Ended December 31, 2024 and 2023

Net interest income increased $3.1 million, or 6.4%, to $52.0 million for the twelve months ended December 31, 2024 from $48.9 million for the twelve months ended December 31, 2023. Our net interest margin declined by nine basis points to 2.91% during the twelve months ended December 31, 2024 from 3.00% during the twelve months ended December 31, 2023. Our net interest margin, on a taxable equivalent basis, was 2.92% for the twelve months ended December 31, 2024 compared to 3.01% for the twelve months ended December 31, 2023. Average earning assets increased $154.9 million, or 9.5%, to $1.8 billion for the twelve months ended December 31, 2024 compared to $1.6 billion in the same period of 2023.

•	The increase in net interest income was primarily due to a higher level of average earning assets partially offset by lower net interest margin.
•	The increase in average earning assets was due to increases in total loans and interest-bearing deposits in other banks, partially offset by declines in securities and other fed funds sold.
•	Earning asset yield growth, which included the benefit of a pay-fixed/receive-floating interest rate swap (the “Pay-Fixed Swap Agreement”) described below, was more than offset by the rising cost of funding, leading to the net interest margin compression. However, our net interest margin expanded from the low of 2.77% in the month of February 2024 to 3.04% in month of December 2024. Our cost of funds and cost of deposits peaked in 2024 during the month of August 2024 at 2.23% and 2.05%, respectively. Our cost of funds and cost of deposits were 1.98% and 1.87%, respectively, during the month of December 2024.

o	Investment securities represented 27.5% of average total earning assets for the twelve months ended December 31, 2024 compared to 33.2% during the same period in 2023.
o	Short-term investments represented 6.2% of average total earning assets for the twelve months ended December 31, 2024 compared to 2.6% during the same period in 2023.
o	Loans represented 66.3% of average total earning assets for the twelve months ended December 31, 2024 compared to 64.2% during the same period in 2023.
o	During 2023, market interest rates increased significantly due to an increase in inflation. During 2024, market interest rates declined as inflation cooled. The target range of federal funds was 4.25% - 4.50% at December 31, 2024 compared to 5.25% - 5.50% at December 31, 2023.
o	Effective May 5, 2023, we entered into Pay-Fixed Swap Agreement for a notional amount of $150.0 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Pay-Fixed Swap Agreement will mature on May 5, 2026 and we will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate. This interest rate swap positively impacted interest on loans by $2.4 million and $1.6 million during the twelve months ended December 31, 2024 and 2023, respectively. During the twelve months ended December 31, 2024, the swap benefited loan yields with an increase of 21 basis points and net interest margin with an increase of 14 basis points. During the twelve months ended December 31, 2023, the swap benefited loan yields with an increase of 16 basis points and net interest margin with an increase of 10 basis points.

Average loans increased $136.9 million, or 13.1%, to $1.2 billion for the twelve months ended December 31, 2024 from $1.0 billion for the same period in 2023. Average loans represented 66.3% of average earning assets during the twelve months ended December 31, 2024 compared to 64.2% of average earning assets during the same period in 2023. Our loan (including loans held-for-sale) to deposit ratio on average during 2024 was 74.4%, as compared to 73.2% during 2023. This increase was due to the growth rate on our average loans (including loans held-for-sale) of 13.1% in 2024 exceeding the growth rate on our deposits of 11.4% during the same time period. The loan to deposit ratio (including loans held-for-sale) declined to 73.4% at December 31, 2024 as compared to 75.3% at December 31, 2023. Our growth in loans of $91.8 million or 8.1% from December 31, 2023 to December 31, 2024 was exceeded by our growth in deposits of $164.9 million or 10.4% during the same period.

The growth in our average deposits of $162.9 million and securities sold under agreements to repurchase of $2.6 million compared to the growth in our average loans of $136.9 million resulted in a reduction in borrowings. The yield on loans increased 0.62% to 5.61% during the twelve months ended December 31, 2024 from 4.99% during the same period in 2023 due to market interest rates and the Pay-Fixed Swap Agreement. Average securities for the twelve months ended December 31, 2024 declined $50.0 million, or 9.2%, to $491.0 million from $541.1 million during the same period in 2023. Other short-term investments increased $68.0 million to $110.9 million during the twelve months ended December 31, 2024 from $42.9 million during the same period in 2023 due to the additional cash on hand as deposit growth outpaced loan growth. The yield on our securities portfolio increased to 3.90% for the twelve months ended December 31, 2024 from 3.36% for the same period in 2023. The yield on our other short-term investments declined to 4.95% for the twelve months ended December 31, 2024 from 5.11% for the same period in 2023 due to the Federal Open Market Committee (FOMC) decreasing the target range of federal funds during the twelve months of 2024 a total of 1.00% to a target federal funds rate range of 4.25% – 4.50% at December 31, 2023 from a target federal funds rate range of 5.25% – 5.50% at December 31, 2024.

The yield on earning assets for the twelve months ended December 31, 2024 and 2023 were 5.00% and 4.45%, respectively.

The cost of interest-bearing liabilities was 2.88% during the twelve months ended December 31, 2024 compared to 2.06% during the same period in 2023. The cost of deposits, including demand deposits, was 1.96% during the twelve months ended December 31, 2024 compared to 1.16% during the same period in 2023. The cost of funds, including demand deposits, was 2.15% during the twelve months ended December 31, 2024 compared to 1.48% during the same period in 2023. We continue to focus on growing our pure deposits plus customer cash management repurchase agreements (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, IRAs, and customer cash management repurchase agreements) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the twelve months ended December 31, 2024, these pure deposits plus customer cash management repurchase agreements averaged 83.1% of total deposits plus customer cash management repurchase agreements as compared to 89.9% during the same period of 2023.

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

•	The increase in net interest income was primarily due to a higher level of average earning assets partially offset by lower net interest margin.

•	The increase in average earning assets was due to increases in total loans partially offset by declines in securities and other short-term investments.

•	Market interest rates increased in 2023, driving an increase in funding costs. Earning asset yield growth, which included the benefit of the Pay-Fixed Swap Agreement, was more than offset by the rising price of funding, leading to the net interest margin compression.

o	Investment securities represented 33.2% of average total earning assets for the twelve month ended December 31, 2023 compared to 37.0% during the same period in 2022.

o	Short-term investments represented 2.6% of average total earning assets for the twelve months ended December 31, 2023 compared to 3.3% during the same period in 2022.

o	Loans represented 64.2% of average total earning assets for the twelve months ended December 31, 2023 compared to 59.7% during the same period in 2022.

o	During 2022 and 2023, market interest rates increased significantly due to an increase in inflation. The target range of federal funds was 5.25% - 5.50% at December 31, 2023 compared to 4.25% - 4.50% at December 31, 2022.
o	The interest rate swap under the Pay-Fixed Swap Agreement positively impacted interest on loans by $1.6 million during the twelve months ended December 31, 2023. Loan yields and net interest margin both benefited during the twelve months ended December 31, 2023 with an increase of 16 basis points and 10 basis points, respectively.

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

	Year ended December 31,
	2024			2023			2022
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans(1)	$1,185,024	$66,431	5.61%	$1,048,118	$52,317	4.99%	$920,379	$39,234	4.26%
Non-Taxable Securities	48,761	1,420	2.91%	50,726	1,471	2.90%	52,501	1,525	2.90%
Taxable Securities	442,278	16,084	3.64%	490,352	16,715	3.41%	518,051	9,725	1.88%
Int Bearing Deposits in Other Banks	110,844	5,484	4.95%	42,859	2,191	5.11%	50,435	633	1.26%
Fed Funds Sold	63	3	4.76%	56	3	5.36%	15	—	0.00%
Total earning assets	$1,786,970	$89,422	5.00%	$1,632,111	$72,697	4.45%	$1,541,381	$51,117	3.32%
Cash and due from banks	24,126			25,278			27,034
Premises and equipment	30,313			31,145			32,274
Goodwill and other intangible assets	15,161			15,319			15,476
Other assets	53,948			54,840			48,031
Allowance for credit losses-investments	(27)			(39)			—
Allowance for credit losses-loans	(12,736)			(11,677)			(11,250)
Total assets	$1,897,755			$1,746,977			$1,652,946
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$311,101	$3,451	1.11%	$307,415	$1,760	0.57%	$336,115	$273	0.08%
Money market accounts	417,178	13,824	3.31%	361,994	9,721	2.69%	308,473	943	0.31%
Savings deposits	112,473	430	0.38%	133,010	307	0.23%	157,626	102	0.06%
Time deposits	309,509	13,468	4.35%	178,339	4,775	2.68%	146,112	531	0.36%
Fed Funds Purchased	12	1	8.33%	1,100	52	4.73%	1,496	53	3.54%
Securities Sold Under Agreements to Repurchase	77,158	2,183	2.83%	74,586	1,658	2.22%	74,805	227	0.30%
FHLB Advances	54,822	2,808	5.12%	86,614	4,345	5.02%	9,457	370	3.91%
Other Long-Term Debt	14,964	1,217	8.13%	14,964	1,187	7.93%	14,964	675	4.51%
Total interest-bearing liabilities	$1,297,217	$37,382	2.88%	$1,158,022	$23,805	2.06%	$1,049,048	$3,174	0.30%
Demand deposits	443,571			450,177			469,292
Allowance for credit losses-unfunded commitments	501			464			—
Other liabilities	19,295			14,837			12,725
Shareholders’ equity	$137,171			$123,477			$121,881
Total liabilities and shareholders’ equity	$1,897,755			$1,746,977			$1,652,946
Cost of deposits, including demand deposits			1.96%			1.16%			0.13%
Cost of funds, including demand deposits			2.15%			1.48%			0.21%
Net interest spread			2.12%			2.39%			3.01%
Net interest income/margin		$52,040	2.91%		$48,892	3.00%		$47,943	3.11%
Net interest margin (tax equivalent)(2)		$52,198	2.92%		$49,176	3.01%		$48,455	3.14%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held for sale.
(2)	Based on a 21.0% marginal tax rate.

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect related to volume and rate which cannot be separately identified, has been allocated proportionately, to the change due to volume and the change due to rate.

	2024 versus 2023 Increase (decrease) due to			2023 versus 2022 Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$7,267	$6,847	$14,114	$5,862	$7,221	$13,083
Investment securities-taxable	(57)	6	(51)	(51)	(3)	(54)
Investment securities- nontaxable	(1,704)	1,073	(631)	(490)	7,480	6,990
Interest bearing deposits in other banks	3,366	(73)	3,293	(80)	1,638	1,558
Fed Funds sold	—	—	—	—	3	3
Total earning assets	8,872	7,853	16,725	5,241	16,339	21,580
Interest-bearing liabilities
Interest-bearing transaction accounts	21	1,670	1,691	(21)	1,508	1,487
Money market accounts	1,619	2,484	4,103	191	8,587	8,778
Savings deposits	(53)	176	123	(13)	218	205
Time deposits	4,699	3,994	8,693	142	4,102	4,244
Fed funds purchased	(74)	23	(51)	4	(5)	(1)
Securities sold under agreements to repurchase	59	466	525	(1)	1,432	1,431
FHLB Advances	(1,627)	90	(1,537)	3,842	133	3,975
Other long-term debt	—	30	30	—	512	512
Total interest-bearing liabilities	4,644	8,933	13,577	4,144	16,487	20,631
Net interest income	4,228	(1,080)	$3,148			$949

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

We employ a monitoring technique to measure our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Simulation modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. We model the impact on net interest income for several different changes in the yield curve. We model the impact on net interest income in an increasing and decreasing rate environment of 100, 200, 300, and 400 basis points. We also periodically stress certain assumptions such as loan prepayment rates, average lives, interest rate betas, and deposit migration to evaluate our overall sensitivity to changes in interest rates. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in net interest income at no more than 10%, 15%, 20%, and 20%, respectively, in a 100, 200, 300, and 400 basis point change in interest rates over the first 12-month period subsequent to interest rate changes. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, by adjusting the interest rate during the life of an asset or liability, or by the use of derivatives such as interest rate swaps and other hedging instruments. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Neither the “gap” analysis or asset/liability modeling are precise indicators of our interest sensitivity position due to the many factors that affect net interest income including, the timing, magnitude, and frequency of interest rate changes as well as changes in the volume and mix of earning assets and interest-bearing liabilities.

The following table illustrates our interest rate sensitivity at December 31, 2024.

Interest Sensitivity Analysis

(Dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Interest bearing deposits	$123,455	$—	$—	$—	$123,455
Loans(1)	325,156	378,381	356,469	160,536	1,220,542
Loans Held for Sale	9,662	—	—	—	9,662
Total Securities(2)	56,952	83,653	147,434	203,635	491,674
Total earning assets	513,782	462,034	503,903	363,171	1,845,333
Liabilities
Interest bearing liabilities
Interest bearing deposits
Interest checking accounts	20,788	41,576	41,574	234,574	338,512
Money market accounts	26,539	53,076	53,077	299,391	432,083
Savings deposits	6,998	14,000	13,999	78,931	113,928
Time deposits	318,172	8,453	2,024	12	328,661
Total interest-bearing deposits	372,497	117,105	110,674	612,908	1,213,184
Borrowings	118,074	—	—	—	118,074
Total interest-bearing liabilities	490,571	117,105	110,674	612,908	1,331,258
Period gap	$24,654	$344,929	$393,229	$(248,737)	$514,075
Cumulative gap	$24,654	$369,583	$762,812	$514,075	$514,075
Ratio of cumulative gap to total earning assets	4.79%	37.82%	51.50%	27.86%	27.86%

(1)	Loans classified as non-accrual as of December 31, 2024 are not included in the balances.
(2)	Securities based on amortized cost.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2024 and at December 31, 2023 over the subsequent 12 months. We were liability sensitive at December 31, 2024 and primarily liability sensitive at December 31, 2023. In 2023, we increased our non-maturity deposit interest rate betas in increasing rate environments, which increased our liability sensitivity at December 31, 2023. This was partially offset by the previously mentioned $150.0 million Pay-Fixed Swap Agreement that we entered into effective May 5, 2023. Furthermore, we reduced the average live on our non-maturity deposits at June 30, 2024. As a result, our modeling, at December 31, 2024, reflects a decrease in net interest income in a rising interest rate environment during the first 12-month period subsequent to interest rate changes. The negative impact of rising rates on net interest income is slightly less liability sensitive during the second 12-month period subsequent to interest rate changes. In a declining interest rate environment, the model reflects increases in net interest income in all of the scenarios during the first 12-month period subsequent to interest rate changes. The positive impact in the down 100, down 200, and down 300 basis point scenarios of declining rates changes to a slightly less positive impact on net interest income during the second 12-month period subsequent to interest rate changes. In the down 400 basis point scenario, the model reflects a slight decrease. The increase and decrease of 100, 200, 300, and 400 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	December 31, 2024	December 31, 2023
+400bp	-13.27%	-12.24%
+300bp	-9.20%	-8.92%
+200bp	-5.23%	-5.62%
+100bp	-2.18%	-2.47%
Flat	—	—
-100bp	+2.12%	+0.94%
-200bp	+3.77%	+1.18%
-300bp	+3.04%	-1.11%
-400bp	+0.76%	-1.50%

During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel increases in interest rates along the entire yield curve, our net interest income is projected to decline 2.04%, 4.96%, 8.75%, and 12.70%, respectively, at December 31, 2024, and decline 1.94%, 4.67%, 7.63%, and 10.68%, respectively, at December 31, 2023. During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel reduction in interest rates along the entire yield curve, our net interest income is projected to increase 1.80%, 2.91%, and 1.46% and decline 1.75%, respectively, at December 31, 2024, and to increase 0.51% and decline 0.03%, 3.19%, and 4.41%, respectively, at December 31, 2023.

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in PVE at no more than 15%, 20%, 25%, and 25%, respectively, in a 100, 200, 300, and 400 basis point change in market interest rates. Based on PVE, we were primarily asset sensitive at December 31, 2024 and asset sensitive at December 31, 2023. However, in the up 300 and 400 basis point scenarios, present value of equity declines 1.47% and 3.72%, respectively, at December 31, 2024.

Present Value of Equity Sensitivity

Change in present value of equity	Hypothetical percentage change in PVE
	December 31, 2024	December 31, 2023
+400bp	-3.72%	+1.49%
+300bp	-1.47%	+0.44%
+200bp	+0.23%	+1.54%
+100bp	+0.92%	+1.59%
Flat	—	—
-100bp	-2.31%	-3.91%
-200bp	-6.80%	-10.63%
-300bp	-14.97%	-23.39%
-400bp	-27.07%	-47.74%

Provision and Allowance for Credit Losses

Year Ended December 31, 2024 and 2023

On January 1, 2023, we adopted CECL, which resulted in a day one reduction of $14 thousand to the allowance for credit losses on loans offset by increases of $398 thousand to the allowance for credit losses on unfunded commitments and $43.5 thousand to the allowance for credit losses on held-to-maturity investments. Furthermore, deferred tax assets increased $90 thousand and retained earnings declined $337 thousand. During the twelve months ended December 31, 2024, the allowance for credit losses on loans increased $868 thousand to $13.1 million, the allowance for credit losses on unfunded commitments declined $117 thousand to $480 thousand, and the allowance for credit loss on held-to-maturity investments declined $7 thousand to $23 thousand. Compared to the day one CECL results, the allowance for credit losses on loans increased $945 thousand to $12.3 million at December 31, 2023 from $11.3 million at January 1, 2023; the allowance for credit losses on unfunded commitments increased $199 thousand to $597 thousand as of December 31, 2023 from $398 thousand as of January 1, 2023; and the allowance for credit losses on held-to-maturity investments declined $14 thousand to $30 thousand at December 31, 2023 from $43.5 thousand at January 1, 2023. At December 31, 2024, the combined allowance for credit losses for loans, unfunded commitments, and investments was $13.6 million compared to $12.9 million at December 31, 2023 and $11.8 million at January 1, 2023.

The allowance for credit losses on loans as a percentage of total loans held-for-investment was 1.08% at December 31, 2024, 1.08% at December 31, 2023 and 1.15% at January 1, 2023.

The total ACL is composed of three parts: the ACL for loans, the ACL for unfunded commitments, and the ACL for HTM investments. The ACL for loans is further composed of the allowance for individually assessed loans, the allowance for collectively assessed expected losses, the allowance for collectively assessed qualitative adjustments, and the allowance for collectively assessed additional allowance. The allowance for collectively assessed qualitative adjustments is calculated using a set of qualitative factors, which at December 31, 2024 and 2023 included the following factors:

Qualitative Factors
(in basis points)	December 31,	December 31,
	2024	2023
Changes in lending policies and procedures	3	3
Changes in staff, markets, and products	5	5
Change in total of 30-89 days past due and other loans especially mentioned	1	1
Changes in the loan review system	2	2
Change in collateral value for non-collateral dependent loans	9	9
Changes in concentration of credits	11	11
Changes in the legal or regulatory requirements and competition	10	10
Data limitations	10	10
Model imprecision	14	14
Reasonable and supportable forecast alternative scenarios	15	17
Total Basis Points	80	82

We have a significant portion of our loan portfolio with real estate as the underlying collateral. As of December 31, 2024 and December 31, 2023, approximately 91.4% and 91.7%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

The non-performing asset ratio was 0.04% of total assets with the nominal level of $810 thousand in non-performing assets at December 31, 2024 compared to 0.05% and $864 thousand at December 31, 2023. Non-accrual loans increase to $219 thousand at December 31, 2024 from $27 thousand at December 31, 2023. We had $48 thousand in accruing loans past due 90 days or more at December 31, 2024 compared to $215 thousand at December 31, 2023. Loans past due 30 days or more represented 0.05% of the loan portfolio at December 31, 2024 compared to 0.06% at December 31, 2023. The ratio of classified loans plus OREO and repossessed assets declined to 1.06% of total bank regulatory risk-based capital at December 31, 2024 from 1.25% at December 31, 2023. During the twelve months ended December 31, 2024, we experienced net loan recoveries of $6 thousand (charge-offs of $97 thousand less recoveries of $103 thousand) and net overdraft charge-offs of $71 thousand (charge-offs of $87 thousand less recoveries of $16 thousand). In comparison, we experienced net loan recoveries of $55 thousand and net overdraft charge-offs of $49 thousand during the twelve months ended December 31, 2023.

There were five loans totaling $267 thousand (0.02% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at December 31, 2024. Two of these loans were on non-accrual status. The largest loan of the two is $217 thousand and is secured by a first lien mortgage. The balance of the remaining loan on non-accrual status is $2 thousand and it is secured by a second lien mortgage. We had two loans totaling $215 thousand that were accruing loans past due 90 days or more at December 31, 2023. At December 31, 2024 and December 31, 2023, we considered loan relationships exceeding $500 thousand and on non-accrual status as individually assessed loans for the allowance for credit losses. At December 31, 2024 and December 31, 2023, we had no individually assessed loans. The specific allowance for individually assessed loans is based on the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. There were no specific allowances for credit losses on our individually assessed loans at December 31, 2024 and December 31, 2023. At December 31, 2024, we had $554 thousand in loans that were delinquent 30 days to 89 days representing 0.05% of total loans compared to $498 thousand or 0.04% of total loans at December 31, 2023.

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

Qualitative Factors
(in basis points)	December 31,
2023
Changes in lending policies and procedures	3
Changes in staff, markets, and products	5
Change in total of 30-89 days past due and other loans especially mentioned	1
Changes in the loan review system	2
Change in collateral value for non-collateral dependent loans	9
Changes in concentration of credits	11
Changes in the legal or regulatory requirements and competition	10
Data limitations	10
Model imprecision	14
Reasonable and supportable forecast alternative scenarios	17
Total Basis Points	82

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

Loans that we acquired in our acquisition of Cornerstone Bancorp, otherwise referred to herein as Cornerstone, in 2017 as well as in our acquisition of Savannah River Financial Corp., otherwise referred to herein as Savannah River, in 2014 are accounted for under FASB ASC 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At December 31, 2022, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $81 thousand.

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

The following table summarizes the activity related to our allowance for credit losses.

Allowance for Credit Losses

(Dollars in thousands)	2024	2023	2022
Average loans outstanding (excluding loans held-for-sale)	$1,180,482	$1,044,983	$914,569
Loans outstanding at period end (excluding loans held-for-sale)	$1,230,204	$1,134,019	$980,857
Total nonaccrual loans	$219	$27	$4,895
Loans past due 90 days and still accruing	$48	$215	$2
Beginning balance of allowance	$12,267	$11,336	$11,179
CECL Day 1 Adjustment	—	(14)
Loans charged-off:
1-4 family residential mortgage	—	—	—
Real Estate - Construction	—	—	—
Real Estate Mortgage - Residential	—	—	—
Real Estate Mortgage - Commercial	2	—	—
Consumer - Home equity	—	—	1
Commercial	88	20	—
Consumer - Other	94	67	67
Overdrafts	—	—	—
Total loans charged-off	184	87	68
Recoveries:
1-4 family residential mortgage	—	—	—
Real Estate - Construction	2	2	5
Real Estate Mortgage - Residential	18	9	—
Real Estate Mortgage - Commercial	11	37	326
Consumer - Home equity	9	22	13
Commercial	61	5	17
Consumer - Other	18	18	16
Total recoveries	119	93	377
Net loans recovered (charged off)	(65)	6	309
Provision for (release of) credit losses	933	939	(152)
Balance at period end	$13,135	$12,267	$11,336
Net charge-offs (recoveries) to average loans and loans held-for-sale	0.01%	0.00%	(0.03)%
Allowance as percent of total loans	1.08%	1.08%	1.16%
Non-performing loans as % of total loans	0.04%	0.02%	0.50%
Allowance as % of non-performing loans	4,919.48%	5,069.01%	194.41%
Nonaccrual loans as % of total loans	0.02%	0.00%	0.50%
Allowance as % of nonaccrual loans	5,997.72%	45,433.33%	231.58%
60

The following table details net charge-offs to average loans outstanding by loan category for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Commercial
Net charge-offs (recoveries)	$27	$15	$(17)
Average loans for the year	$82,478	$76,315	$71,999
Net charge-offs (recoveries)/average loans	0.03%	0.02%	(0.02)%
Real estate:
Construction
Net charge-offs (recoveries)	$(2)	$(2)	$(5)
Average loans for the year	$140,065	$99,502	$91,258
Net charge-offs (recoveries)/average loans	0.00%	0.00%	(0.01)%
Mortgage-residential
Net charge-offs (recoveries)	$(18)	$(9)	$—
Average loans for the year(1)	$110,345	$76,604	$49,278
Net charge-offs (recoveries)/average loans(1)	(0.02)%	(0.01)%	0.00%
Mortgage-commercial
Net charge-offs (recoveries)	$(11)	$(37)	$(326)
Average loans for the year	$794,728	$747,202	$662,044
Net charge-offs (recoveries)/average loans	0.00%	0.00%	(0.05)%
Consumer:
Home Equity
Net charge-offs (recoveries)	$(9)	$(22)	$(12)
Average loans for the year	$36,767	$30,884	$27,479
Net charge-offs (recoveries)/average loans	(0.02)%	(0.07)%	(0.04)%
Other
Net charge-offs (recoveries)	$78	$49	$51
Average loans for the year	$16,099	$14,476	$12,511
Net charge-offs (recoveries)/average loans	0.48%	0.34%	0.41%
Total:
Net charge-offs (recoveries)	$65	$(6)	$(309)
Average loans for the year(1)	$1,180,482	$1,044,983	$914,569
Net charge-offs (recoveries)/average loans(1)	0.01%	0.00%	(0.03)%

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

The following table shows the allocation of the allowance for credit losses on loans:

Allocation of the Allowance for Credit Losses on Loans

	2024		2023		2022
(Dollars in thousands)	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial	$994	7.6%	$935	7.6%	$849	7.9%
Real Estate Construction	1,675	12.8%	1,337	10.9%	75	0.7%
Real Estate Mortgage:
Commercial	7,974	60.6%	8,146	66.4%	8,569	80.1%
Residential	1,639	12.5%	1,122	9.2%	723	6.8%
Consumer - Home Equity	568	4.3%	472	3.8%	314	2.9%
Consumer - Other	285	2.2%	255	2.1%	170	1.6%
Unallocated	—	N/A	—	N/A	636	N/A
Total	$13,135	100.0%	$12,267	100.0%	$11,336	100.0%

Non-interest Income and Expense

Non-interest Income. A source of noninterest income is service charges on deposit accounts. We also originate and sell residential loans on a servicing released basis in the secondary market. These loans are originated in our name. The loans have locked in price commitments to be purchased by investors at the time of closing. Therefore, these loans present very little market risk for us. We typically deliver to, and receive funding from, the investor within 30 days. Other sources of noninterest income are derived from investment advisory fees and commissions on non-deposit investment products, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer, official check fees, rental income, and bank owned life insurance income.

Non-interest income during the twelve months ended December 31, 2024 increased to $14.0 million from $10.4 million during the same period in 2023. The $3.6 million increase in non-interest income is primarily related to a reduction in loss on sale of securities of $1.2 million, increases in mortgage banking income of $962 thousand, investment advisory fees and non-deposit commissions of $1.7 million, and an increase in gains on insurance proceeds of $73 thousand partially offset by a decease in gain on sale of other assets of $146 thousand and a loss on early extinguishment of debt of $229 thousand.

During the third quarter of 2023, we sold $39.9 million of book value U.S. Treasuries in our available-for-sale investment securities portfolio. While this sale created a one-time pre-tax loss of $1.2 million, it provided additional liquidity which was used to pay down borrowings and fund loan growth. The weighted average book yield of the securities sold was 1.75% and the projected earn back period is 1.6 years. There was no such similar sale during 2024.

Mortgage banking income increased $962 thousand to $2.4 million during the twelve months ended December 31, 2024 from $1.4 million during the same period in 2023. Secondary mortgage production during the twelve months ended December 31, 2024 was $79.3 million compared to $49.7 million during the same period in 2023 while the gain on sale margin increased to 2.96% during the twelve months ended December 31, 2024 from 2.83% during the same period in 2023.

During 2022, we began to market an adjustable rate mortgage (ARM) product to provide borrowers with an alternative to fixed-rate mortgages and to help offset anticipated mortgage production challenges. Currently, we are offering 5/6, 7/6, and 10/6 ARM loans that are originated for our loans held-for-investment portfolio. Furthermore, in 2022, we added a new construction residential real estate team and product. Total mortgage production during the twelve months ended December 31, 2024 was $165.6 million, $79.3 million of the production was originated to be sold in the secondary market, $40.9 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $45.4 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income.

Investment advisory fees increased $1.7 million to $6.2 million during the twelve months ended December 31, 2024 from $4.5 million during the same period in 2023. Total assets under management were $926.0 million at December 31, 2024 compared to $755.4 million at December 31, 2023. Our net new assets were $37.5 million during the twelve months ended December 31, 2024. Furthermore, our investment performance for the twelve months ended December 31, 2024 was 17.6% compared to 23.3% for the S&P 500.

Gain (loss) on sale of other assets declined $146 thousand to a gain of $5 thousand during the twelve months ended December 31, 2024 from $151 thousand during the same period in 2023 due to an income tax recovery in 2024 on a previously sold other real estate owned property and due to a sale of other real estate owned during the twelve months ended December 31, 2023.

The $229 thousand loss on early extinguishment of debt during the twelve months ended December 31, 2024 resulted from our decision to use available cash to reduce FHLB advances to zero, including the pre-payment of $35.0 million in FHLB advances during the fourth quarter of 2024. We believe this reduction in these borrowings positioned us for improvements in net interest income and margin in the future.

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

During the third quarter of 2023, we sold $39.9 million of book value U.S. Treasuries in our available-for-sale investment securities portfolio, which created a one-time pre-tax loss of $1.2 million. The weighted average book yield of the securities sold was 1.75% and the projected earn back period is 1.6 years.

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

The following table sets forth for the periods indicated the primary components of noninterest income:

	Year ended December 31,
(In thousands)	2024	2023	2022
Deposit service charges	952	963	960
Mortgage banking income	2,368	1,406	1,900
Investment advisory fees and non-deposit commissions	6,181	4,511	4,479
Loss on sale of securities	—	(1,249)	—
Gain (loss) on sale of other real estate owned	—	151	(45)
Loss on sale of other assets	(5)	—	(73)
Other non-recurring income	105	121	7
ATM debit card income	2,758	2,771	2,706
Recurring income on bank owned life insurance	799	745	721
Rental income	395	370	322
Other service fees including safe deposit box fees	230	230	251
Wire transfer fees	123	119	132
Other	98	283	209
Total	$14,004	$10,421	$11,569

Non-interest Expense. In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases.

Non-interest expense during the twelve months ended December 31, 2024 increased $4.3 million to $47.5 million from $43.1 million during the same period in 2023. The increase is primarily due to increases in salaries and employee benefits of $3.4 million, increases in marketing and public relations expense of $15 thousand, increases in FDIC Insurance assessments of $273 thousand, increases in other real estate expense, net, of $215 thousand, and increases in other non-interest expense of $597 thousand, partially offset by a decline in occupancy expense of $63 thousand and equipment expense of $115 thousand.

•	Salary and benefit expense increased $3.4 million to $29.3 million during the twelve months ended December 31, 2024 from $25.9 million during the same period in 2023. This increase is primarily a result of normal salary adjustments and an increase of approximately $834 thousand in additional annual incentive compensation. We had 260 full-time employees, ten part-time employees, and eight seasonal/on-call employees at December 31, 2024 compared to 268 full-time employees, 14 part-time employees, and five seasonal/on-call employees at December 31, 2023.

•	Occupancy expense declined $63 thousand to $3.1 million during the twelve months ended December 31, 2024 compared to $3.2 million during the same period in 2023 primarily due to lower building and yard maintenance costs and lease expense partially offset by higher janitorial services.

•	Equipment expense declined $115 thousand to $1.5 million during the twelve months ended December 31, 2024 compared to $1.6 million during the same period in 2023 primarily due to lower equipment depreciation, equipment maintenance and repairs, and auto expense.
•	Marketing and public relations increased $15 thousand to $1.5 million during the twelve months ended December 31, 2024 from $1.5 million during the same period in 2023 primarily due to timing of planned media production and campaigns.
•	FDIC assessments increased $273 thousand to $1.2 million during the twelve months ended December 31, 2024 compared to $904 thousand during the same period in 2023 due to an increase in our FDIC assessment rate and our assets.
•	Other real estate expenses increased $215 thousand to $103 thousand during the twelve months ended December 31, 2024 from $112 thousand in contra expenses or credits during the twelve months ended December 31, 2023. This was primarily due to a return to normal activity during the twelve months ended December 31, 2024 compared to a significant reversal in accruals for real estate taxes on a non-accrual loan, which were either paid by the borrower or recovered as a result of the sale of the real estate.
•	Other expense increased $597 thousand to $10.7 million during the twelve months ended December 31, 2024 compared to $10.1 million during the same period in 2023, which included

o	Core banking and electronic processing and services increased $224 thousand or 8.9% primarily due to an increase in the cost of our core service provider, FIS as a result of higher customer activity and enhanced technology.
o	ATM/debit card processing increased $206 thousand or 19.2% as EFT processing expense increased during the period.
o	Software subscriptions and services increased $252 thousand or 25.0% due to new subscriptions and higher renewal rates.

o	Debit card and fraud losses declined $223 thousand, or 52.8%, due to a decline in fraud losses. Debit card and fraud losses rose during 2023 due to an extraordinary spike in mail check fraud losses during the third quarter of 2023. We responded to this spike with countermeasures including deploying additional resources, and conducting a formal customer education marketing campaign called “THINK TWICE,” which requests customers who have been a victim of fraud to enhance their check authorization processes and upgrade to our current fraud detection system.
o	Telephone expense increased $32 thousand or 6.6% due to a change in our telecommunications vendor, which resulted in paying two vendors for a period of time and due to a $29 thousand write-off the remainder of a contract related to the closing of our downtown Augusta, Georgia banking office.
o	Loan processing and closing costs declined $95 thousand or 28.7% primarily due to lower average new loan sizes in 2024 and fees paid for a home equity campaign in 2023.
o	Legal and professional fees increased $163 thousand, or 15.6%, primarily due to an increase in auditing costs and higher legal expense.

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

•	Salary and benefit expense increased $507 thousand to $25.9 million during the twelve months ended December 31, 2023 from $25.4 million during the same period in 2022. This increase is primarily a result of normal salary adjustments, the addition of six employees in our York County, South Carolina office in 2022, the addition of new mortgage lenders during the third quarter of 2022, and increased compensation levels for banking office employees implemented at the beginning of the third quarter of 2022, partially offset by lower mortgage banking commissions and annual incentive compensation. We had 268 full-time employees, 14 part-time employees, and five seasonal/on-call employees at December 31, 2023 compared to 254 full-time employees, seven part-time employees, and eight seasonal/on-call employees at December 31, 2022.

•	Occupancy expense increased $155 thousand to $3.2 million during the twelve months ended December 31, 2023 compared to $3.0 million during the same period in 2022 primarily related to the opening of our York County, South Carolina office in 2022, the expansion of our Southlake operations and support location in Lexington, South Carolina, and higher maintenance expense partially offset by lower janitorial expense.

•	Equipment expense increased $223 thousand to $1.6 million during the twelve months ended December 31, 2023 compared to $1.3 million during the same period in 2022 primarily due to higher equipment maintenance and repair, equipment depreciation, and auto expense.
•	Marketing and public relations increased $237 thousand to $1.5 million during the twelve months ended December 31, 2023 from $1.3 million during the same period in 2022 primarily due to media production and campaigns.
•	FDIC assessments increased $436 thousand to $904 thousand during the twelve months ended December 31, 2023 compared to $468 thousand during the same period in 2022 due to an increase in our FDIC assessment rate.
•	Other real estate expenses declined $420 thousand to $112 thousand in contra expenses or credits during the twelve months ended December 31, 2023 compared to $308 thousand in expenses during the same period in 2022 primarily due to a reversal in accruals for real estate taxes on a non-accrual loan, which were either paid by the borrower or recovered as a result of the sale of the real estate.
•	Other expense increased $753 thousand to $10.1 million during the twelve months ended December 31, 2023 compared to $9.4 million during the same period in 2022, which included

o	Computer service expense, which includes core banking and electronic processing and services, ATM/debit card processing, software subscriptions and services and wire processing fees, increased $344 thousand primarily due to higher customer activity and enhanced technology solutions.
o	Debit card and fraud losses increased $137 thousand due to an extraordinary spike in mail check fraud losses during the third quarter of 2023.
o	Telephone expense increased $131 thousand primarily due to a change in our telecommunications vendor, which resulted in paying two vendors for a period of time.
o	Director fees increased $113 thousand primarily due to an increase in director compensation, which includes an increase in director stock awards.
o	Loan processing and closing costs increased $65 thousand due to an increase in loans.
o	Correspondent services increased $51 thousand.
o	Legal and professional fees declined $135 thousand primarily due to lower legal expense.
o	Investment advisory services declined $80 thousand.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	Year ended December 31,
(In thousands)	2024	2023	2022
Salaries and employee benefits	$29,263	$25,864	$25,357
Occupancy	3,094	3,157	3,002
Equipment	1,451	1,566	1,343
Marketing and public relations	1,511	1,496	1,259
FDIC Insurance assessments	1,177	904	468
Other real estate expense (income)	103	(112)	308
Amortization of intangibles	158	158	158
Core banking and electronic processing and services	2,736	2,512	2,469
ATM/debit card processing	1,280	1,074	885
Software subscriptions and services	1,260	1,008	896
Supplies	151	134	134
Telephone	517	485	354
Courier	296	284	279
Correspondent services	303	354	303
Insurance	406	381	358
Debit card and Fraud losses	199	422	285
Investment advisory services	344	329	409
Loan processing and closing costs	236	331	266
Director fees	603	601	488
Legal and Professional fees	1,205	1,042	1,177
Shareholder expense	277	197	221
Other	895	957	834
	$47,465	$43,144	$41,253

*	Core banking and electronic processing and services includes core processing, bill payment, online banking, remote deposit capture, wire processing services and postage costs for mailing customer notices and statements.

Income Tax Expense

Our income tax expense for the years ended December 31, 2024, 2023, and 2022 were $3.8 million, $3.2 million, and $3.8 million, respectively. See Note 14 “Income Taxes” to the Consolidated Financial Statements for additional information. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. The deferred tax assets are established based on the amounts expected to be paid/recovered at existing tax rates. A valuation allowance is established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. Our effective tax rates were 21.5%, 21.3%, and 20.6%, for the twelve month periods ended December 31, 2024, 2023, and 2022, respectively. The effective tax rates were affected by a $149 thousand non-recurring reduction to income tax during the twelve months ended December 31, 2024, by a $122 thousand non-recurring reduction to income tax expense during the twelve months ended December 31, 2023, and by a $153 thousand non-recurring reduction to income taxes during the twelve months ended December 31, 2022. Furthermore, we purchased $500 thousand of South Carolina State Tax Credits for $432.5 thousand in November 2024, which created a $67.5 thousand non-recurring benefit to income taxes in November 2024. As a result of our current level of tax-exempt securities in our investment portfolio and our BOLI holdings, assuming the current corporate rate remains unchanged, our effective tax rate is expected to be approximately 22.25% to 22.75%.

Financial Position

Assets increased $130.3 million, or 7.1%, to $2.0 billion at December 31, 2024 from $1.8 billion at December 31, 2023. The $130.3 million increase in assets was primarily due to loans (excluding loans held-for-sale), which increased $86.5 million, or 7.6%, to $1.2 billion at December 31, 2024 from $1.1 billion at December 31, 2023.

Earning Assets

Loans and loans held-for-sale

Loans held-for-sale increased to $9.7 million at December 31, 2024 from $4.4 million at December 31, 2023. Loans (excluding loans held-for-sale) increased $86.5 million, or 7.6%, to $1.2 billion at December 31, 2024 from $1.1 billion at December 31, 2023. Total loan production, excluding mortgage secondary market and new construction residential real estate, was $179.3 million during the twelve months ended December 31, 2024 compared to $198.8 million during the same period in 2023. Advances from unfunded commercial construction loans available for draws were $94.5 million during the twelve months ended December 31, 2024. Total mortgage production during the twelve months ended December 31, 2024 was $165.6 million, $79.3 million of the production was originated to be sold in the secondary market, $40.9 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $45.4 million of the loan production was commitments for new construction residential real estate loans. Total mortgage production during the twelve months ended December 31, 2023 was $135.7 million, $49.7 million of the production was originated to be sold in the secondary market, $32.5 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $53.5 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income. The increase in mortgage production was primarily due to higher secondary market and ARM production partially offset by lower construction residential real estate loan production. Payoffs and paydowns increased to $113.2 million during the twelve months ended December 31, 2024 compared to $87.0 million during the same period in 2023. However, they were still the second lowest level of payoffs and paydowns in the past six years. The loan-to-deposit ratio (including loans held-for-sale) at December 31, 2024 and December 31, 2023 was 73.4% and 75.3%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at December 31, 2024 and December 31, 2023 was 72.8% and 75.1%, respectively.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. Based on the Bank’s loan portfolio as of December 31, 2024, its non-owner occupied commercial real estate loans and its construction and land development loans were approximately 305% and 82% of total risk-based capital, respectively. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 46% from December 31, 2021 to December 31, 2024. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the level of the concentration in commercial real estate loans within the Bank’s loan portfolio monthly.

Loans typically provide higher yields than the other types of earning assets. During 2024 and 2023, loans accounted for 66.3% and 64.2% of average earning assets, respectively. The loan portfolio (including held-for-sale) averaged $1.2 billion in 2024 as compared to $1.0 billion in 2023. Quality loan portfolio growth continued to be a strategic focus of ours in 2024. However, with the higher loan yields, there are inherent credit and liquidity risks, which we attempt to control and counterbalance. One of our goals as a community bank continues to be to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets, but adverse national and local economic conditions, as well as deterioration of our asset quality, could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional “well capitalized” ratios and significantly increased regulatory burdens could impede our ability to leverage our balance sheet and expand the loan portfolio.

The following table shows the composition of the loan portfolio by category:

(In thousands)	2024	2023	2022
Commercial, financial & agricultural	$86,616	$78,134	$72,409
Real estate:
Construction	152,155	118,225	91,223
Mortgage—residential	124,751	94,796	65,759
Mortgage—commercial	796,411	791,947	709,218
Consumer:
Home equity	42,304	34,752	28,723
Other	18,305	16,165	13,525
Total gross loans	$1,220,542	$1,134,019	$980,857
Allowance for credit losses	(13,135)	(12,267)	(11,336)
Total net loans	$1,207,407	$1,121,752	$969,521

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at December 31, 2024 and 2023 were commercial mortgage loans in the amount of $796.4 million and $791.9 million, respectively, representing 65.3% and 69.8% of the portfolio, respectively, excluding loans held for sale. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe we will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2024.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2024
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen years	Over Fifteen Years	Total
Commercial, financial and agricultural	$15,195	$47,871	$23,550	$—	$86,616
Real estate:
Construction(1)	42,211	84,395	25,549	—	152,155
Mortgage-residential	3,305	14,687	3,191	103,568	124,751
Mortgage-commercial	83,816	533,674	177,650	1,271	796,411
Consumer:
Home equity	2,726	6,693	32,885	—	42,304
Other	3,248	14,118	569	370	18,305
Total	$150,501	$701,438	$263,394	$105,209	$1,220,542

(1)	Included in construction loans are construction-to-permanent loans that will move to their permanent loan category upon completion of the construction phase.

Loans maturing after one year with:

Variable Rate	$161,867
Fixed Rate	908,174
$1,070,041

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

Our investment securities portfolio is a significant component of our total earning assets. Investment securities declined $14.5 million to $491.7 million, net of allowance for credit losses on investments of $23 thousand, at December 31, 2024 from $506.2 million, net of allowance for credit losses on investments of $30 thousand, at December 31, 2023. The $14.5 million decline was primarily related to normal principal cash flows primarily offset by the purchase of $17.7 million in investment securities. Our investment securities portfolio averaged $491.0 million in 2024, as compared to $541.1 million in 2023, which represents 27.5% and 33.2% of the average earning assets for the years ended December 31, 2024 and 2023, respectively.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $12.3 million ($9.7 million net of tax) at December 31, 2024. The remaining pretax unrealized net holding loss on these investments was $14.0 million ($11.1 million net of tax) at December 31, 2023. Our HTM investments totaled $209.4 million and represented approximately 42% of our total investments at December 31, 2024. Our AFS investments totaled $279.6 million or approximately 57% of our total investments at December 31, 2024. Our investments at cost totaled $2.7 million or approximately 1% of our total investments at December 31, 2024. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity.

At December 31, 2024, the estimated weighted average life of our total investment portfolio was 5.67 years, the modified duration was 4.4, the effective duration was 3.5, and the weighted average tax equivalent book yield was 3.68%. At December 31, 2023, the estimated weighted average life of our total investment portfolio was 6.19 years, the modified duration was 4.7, the effective duration was 3.8, and the weighted average tax equivalent book yield was 3.84%.

We held no debt securities rated below investment grade at December 31, 2024 and December 31, 2023.

The following table shows the Available-for Sale investment portfolio composition.

	December 31,
(Dollars in thousands)	2024	2023	2022
Securities available-for-sale at fair value:
US Treasury Securities	$13,240	$18,346	$55,982
Government sponsored enterprises	2,110	2,129	2,074
Small Business Administration pools	12,079	15,721	21,088
Mortgage-backed securities	244,204	238,159	244,599
Corporate and Other Securities	7,949	7,871	8,118
Total	$279,582	$282,226	$331,861

The following table shows the Held-to-Maturity investment portfolio composition.

	December 31,
(Dollars in thousands)	2024	2023	2022
Securities held-to-maturity at fair value:
Mortgage-backed securities	$96,918	$104,250	$113,116
State and local government	99,122	101,268	100,497
Total	$196,040	$205,518	$213,613

We hold other investments carried at cost totaling $2.7 million and $6.8 million at December 31, 2024 and 2023, respectively. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $1.3 million, corporate stock in the amount of $1.0 million, and a venture capital fund in the amount of $399.2 thousand at December 31, 2024. We held FHLB stock in the amount of $5.4 million, corporate stock in the amount of $1.0 million, and a venture capital fund in the amount of $354.2 thousand at December 31, 2023. These are equity securities without readily determinable fair values. Investment in the FHLB of Atlanta is a condition of borrowing from the FHLB Atlanta. FHLB stock is carried at cost and periodically evaluated for impairment based on an assessment of the ultimate recovery of par value. Both cash and stock dividends are reported as interest income. Dividends received on other investments, at cost are reported as interest income.

Investment Securities Maturity Distribution and Yields

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at December 31, 2024:

(In thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Available-for-sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$—	—%	$997	0.74%	$14,825	1.24%	$—	—
Government sponsored enterprises	—	—	$—	—	2,500	2.00%	—	—
Small Business Administration pools	$244	2.82%	2,061	5.97%	5,163	4.55%	4,969	5.65%
Mortgage-backed securities	246	5.39%	9,997	4.22%	3,928	3.54%	245,852	5.78%
Corporate and other securities	—	—	1,990	7.14%	6,753	3.76%	12	—
Total investment securities available-for-sale	$490	4.11%	$15,045	4.61%	$33,169	2.60%	$250,833	5.77%

(In thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$6,284	2.83%	$32,761	3.26%	$16,231	3.41%	$50,285	4.04%
State and local government	1,000	2.42	23,941	3.50%	42,054	3.38%	36,880	3.33%
Total investment securities held-to-maturity	$7,284	2.78%	$56,702	3.36%	$58,285	3.39%	$87,165	3.74%
69

Short-Term Investments

Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $110.9 million in 2024, as compared to $42.9 million in 2023. The increase in short-term investments in 2024 is primarily due to deposit growth exceeding loan growth, which resulted in additional cash on hand for short-term investments. We maintain the majority of our short-term overnight investments in our account at the Federal Reserve rather than in federal funds at various correspondent banks due to the lower regulatory capital risk weighting. These funds are an immediate source of liquidity and are generally invested in an earning capacity on an overnight basis. Other short-term investments, including funds on deposit at the Federal Reserve, increased $56.7 million to $123.5 million at December 31, 2024 from $66.8 million at December 31, 2023 due to the previously mentioned deposit growth. This additional liquidity will be used to fund loan growth.

Deposits and Other Interest-Bearing Liabilities

Deposits. Deposits increased $164.9 million, or 10.9%, to $1.7 billion at December 31, 2024 compared to $1.5 billion at December 31, 2023. Our pure deposits, which are defined as total deposits less certificates of deposits, increased $146.3 million, or 11.9%, to $1.4 billion at December 31, 2024 from $1.2 billion at December 31, 2023. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds.

To secure a cost-effective stable funding source, during the third quarter of 2023, we issued $48.2 million in brokered certificates of deposit ranging in terms from six months to three years, with the three year term callable after six months. We had $10.4 million and $48.1 million dollars in brokered deposits at December 31, 2024 and December 31, 2023, respectively.

Total uninsured deposits were $542.9 million and $436.6 million at December 31, 2024 and December 31, 2023, respectively. Included in uninsured deposits at December 31, 2024 and December 31, 2023 were $105.8 million and $82.8 million of deposits of states or political subdivisions in the U.S., which are secured or collateralized, respectively. Total uninsured deposits, excluding these deposits that are secured or collateralized, totaled $437.1 million, or 26.1%, of total deposits at December 31, 2024 and $353.8 million, or 23.4%, of total deposits at December 31, 2023.

The average balance of all customer deposit accounts at December 31, 2024 was $24,434. The average balance for consumer accounts was $13,106 and the average balance for non-consumer accounts was $53,162.

The following table sets forth the average deposits by category:

	December 31,
	2024		2023		2022
(In thousands)	Annual Average	Interest Rate	Annual Average	Interest Rate	Annual Average	Interest Rate
Demand deposit accounts	$443,571	—%	$450,177	—%	$478,649	—%
Interest bearing checking accounts	311,101	1.11%	307,415	0.57%	334,724	0.16%
Money market accounts	417,178	3.31%	361,994	2.69%	304,784	0.73%
Savings accounts	112,473	0.38%	133,010	0.23%	162,876	0.09%
Time deposits	309,509	4.35%	178,339	2.68%	135,882	0.42%
Total deposits	$1,593,832	1.96%	$1,430,935	1.16%	$1,416,915	0.25%

The uninsured amount of time deposits at December 31, 2024 and 2023 were $40.8 million and $17.1 million, respectively.

A stable base of deposits is expected to continue to be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $250,000 or More

At December 31, 2024, time deposits in excess of the FDIC insurance limit were as follows:

	December 31, 2024
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Time deposits of $250,000 or more	$14,930	$15,930	$9,156	$752	$40,768

Borrowed funds. Borrowed funds consist of fed funds purchased, securities sold under agreements to repurchase, FHLB advances and long-term debt. Our long-term debt is a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $77.2 million, $74.6 million, and $74.8 million during 2024, 2023, and 2022, respectively. The average rates paid during these periods were 2.83%, 2.22%, and 0.30%, respectively. The balances of securities sold under agreements to repurchase were $103.1 million and $62.9 million at December 31, 2024 and December 31, 2023, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. Federal funds purchased averaged $12 thousand, $1.1 million, and $1.5 million during 2024, 2023, and 2022, respectively. The average rates paid during these periods were 4.99%, 4.73%, and 3.54%, respectively. The balances of federal funds purchased were zero at December 31, 2024 and December 31, 2023. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. FHLB advances averaged $54.8 million, $86.6 million, and $9.5 million during 2024, 2023, and 2022, respectively. The average rates paid during these periods were 5.12%, 5.02%, and 3.91%, respectively. During the twelve months ended December 31, 2024, FHLB advances were reduced from $90.0 million at December 31, 2023 to zero at December 31, 2024, including the prepayment of $35.0 million of FHLB advances resulting in a loss on early extinguishment of debt of $229 thousand. The balances of FHLB advances were zero and $90.0 million at December 31, 2024 and December 31, 2023, respectively.

The $90.0 million in FHLB advances at December 31, 2023 had maturity dates between March 13, 2024, and November 3, 2026 with interest rates between 4.81% and 5.26%.

We issued $15.5 million in trust preferred securities on September 16, 2004. During the fourth quarter of 2015, we redeemed $500 thousand of these securities. Until the cessation of LIBOR on June 30, 2023, the securities accrued and paid distributions quarterly at a rate of three month LIBOR plus 257 basis points, thereafter, such distributions to be paid quarterly transitioned to an adjusted Secured Overnight Financing Rate (SOFR) index in accordance with the Federal Reserve’s final rule implementing the Adjustable Interest Rate Act, which is three-month CME Term SOFR plus 257 basis points plus a tenor spread adjustment of 0.26161%. The remaining debt may be redeemed in full anytime with notice and matures on September 16, 2034. Trust preferred securities averaged $15.0 million during 2024, 2023, and 2022. The average rates paid during these periods were 8.13%, 7.93%, and 4.51%, respectively. The balances of trust preferred securities were $15.0 million as of December 31, 2024 and December 31, 2023.

At December 31, 2024, there were no FHLB advances. At December 31, 2023, the FHLB advance maturities were as follows:

	December 31, 2023
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
FHLB Advances	$30,000	$10,000	$50,000	$—	$90,000

The $90 million in FHLB advances at December 31, 2023 had maturity dates between March 13, 2024 and December 9, 2023 with interest rates between 4.83% and 5.25%.

Capital Adequacy and Dividend Policy

Capital Adequacy

Total shareholders’ equity increased $13.4 million, or 10.3%, to $144.5 million at December 31, 2024 from $131.1 million at December 31, 2023. Shareholders’ equity increased to 7.4% of total assets at December 31, 2024 from 7.2% of total assets at December 31, 2023 due to total asset growth of $130.3 million, or 7.1%, compared to total shareholders’ equity growth of $13.4 million, or 10.3%. The growth in assets was due to increases of $86.5 million in loans held-for-investment, $56.7 million in interest-bearing bank balances and $5.2 million in loans held-for-sale partially offset by a decline of $14.5 million in investment securities. The $13.4 million increase in shareholders’ equity was due to a $9.6 million increase in retention of earnings resulting from $14.0 million in net income less $4.4 million in dividends; a $753 thousand increase due to employee and director stock awards; a $410 thousand increase due to our dividend reinvestment plan (DRIP); and a $2.7 million improvement in accumulated other comprehensive loss. The increase in accumulated other comprehensive loss was due to a decline in market interest rates, which affects the fair value of our investment securities portfolio and accumulated other comprehensive (loss) income, which is included in shareholders’ equity.

On April 20, 2022, we announced that our board of directors approved the repurchase of up to 375,000 shares of our common stock (the “2022 Repurchase Plan”), which represented approximately 5% of our 7,606,172 shares outstanding as of December 31, 2023. No repurchases were made under the 2022 Repurchase Plan prior to its expiration at the market close on December 31, 2023.

On May 14, 2024, we announced that our board of directors approved a plan to utilize up to $7.1 million of capital to repurchase shares of our common stock (the “2024 Repurchase Plan”), which represented approximately 5.3% of our shareholders’ equity at the time of the announcement. No repurchases have been made under the 2024 Repurchase Plan. The Repurchase Plan expires at the market close on May 13, 2025.

During each quarter in 2023, we paid an $0.14 per share dividend on our common stock. During the first and second quarter of 2024, we paid an $0.14 per share dividend on our common stock. During the third and fourth quarters of 2024, we paid an $0.15 per share dividend on our common stock. On January 22, 2025, we announced a $0.15 per share dividend payable on February 18, 2025 to shareholders of record of our common stock on February 4, 2025.

In addition, we have a dividend reinvestment plan that allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio for the three years ended December 31.

	2024	2023	2022
Return on average assets	0.74%	0.68%	0.88%
Return on average common equity	10.17%	9.59%	11.99%
Equity to assets ratio	7.38%	7.17%	7.08%
Dividend Payout Ratio	31.69%	35.76%	26.78%

While the Company is currently a small bank holding company and so generally is not subject to Basel III capital requirements, our Bank remains subject to such capital requirements. See “Supervision and Regulation—Basel Capital Standards” for additional information on Basel III and the Dodd-Frank Act.

The Bank exceeded the regulatory capital ratios at December 31, 2024 and 2023, as set forth in the following table:

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank(1)(2):
December 31, 2024
Risk Based Capital
Tier 1	$76,653	6.0%	$164,397	12.9%	$87,744	6.9%
Total Capital	102,204	8.0%	178,034	13.9%	75,830	5.9%
CET1	57,490	4.5%	164,397	12.9%	106,907	8.4%
Tier 1 Leverage	78,274	4.0%	164,397	8.4%	86,123	4.4%
December 31, 2023
Risk Based Capital
Tier 1	$73,696	6.0%	$153,859	12.5%	$80,163	6.5%
Total Capital	98,261	8.0%	166,752	13.6%	68,491	5.6%
CET1	55,272	4.5%	153,859	12.5%	98,587	8.0%
Tier 1 Leverage	72,830	4.0%	153,859	8.5%	81,029	4.5%

(1)	As a small bank holding company, the Company is generally not subject to Basel III capital requirements unless otherwise advised by the Federal Reserve.
(2)	Required Amounts and Required Ratios do not include the capital conservation buffer of 2.5%.

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

To secure a cost-effective stable funding source, during the third quarter of 2023, we issued $48.2 million in brokered certificates of deposit ranging in terms from six months to three years, with the three year term callable after six months. Brokered certificates of deposit totaled $10.4 million and $48.1 million in brokered deposits as of December 31, 2024 and December 31, 2023, respectively. The $10.4 million in brokered deposits had a maturity date of July 31, 2025 with an interest rate of 4.70%. We believe that we have ample liquidity to meet the needs of our customers through our low cost deposits, our ability to issue brokered deposits, our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, our ability to borrow on a secured basis through the Federal Reserve Discount Window, and our ability to obtain advances secured by certain securities and loans from the FHLB.

 We generally maintain adequate liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank.

Total shareholders’ equity increased $13.4 million, or 10.3%, to $144.5 million at December 31, 2024 from $131.1 million at December 31, 2023. Shareholders’ equity increased to 7.4% of total assets at December 31, 2024 from 7.2% of total assets at December 31, 2023 due to total asset growth of $130.3 million, or 7.1%, compared to total shareholders’ equity growth of $13.4 million, or 10.3%. The growth in assets was due to increases of $86.5 million in loans held-for-investment, $56.7 million in interest-bearing bank balances and $5.2 million in loans held-for-sale partially offset by a decline of $14.5 million in investment securities. The $13.4 million increase in shareholders’ equity was due to a $9.6 million increase in retention of earnings resulting from $14.0 million in net income less $4.4 million in dividends; a $753 thousand increase due to employee and director stock awards; a $410 thousand increase due to our dividend reinvestment plan (DRIP); and a $2.7 million improvement in accumulated other comprehensive loss. The increase in accumulated other comprehensive loss was due to a decline in market interest rates, which affects the fair value of our investment securities portfolio and accumulated other comprehensive (loss) income, which is included in shareholders’ equity.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $12.3 million ($9.7 million net of tax) at December 31, 2024. The remaining pretax unrealized net holding loss on these investments was $14.0 million ($11.1 million net of tax) at December 31, 2023. Our HTM investments totaled $209.4 million and represented approximately 42% of our total investments at December 31, 2024. Our AFS investments totaled $279.6 million or approximately 57% of our total investments at December 31, 2024. Our investments at cost totaled $2.7 million or approximately 1% of our total investments at December 31, 2024. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity.

The Bank maintains federal funds purchased lines in the total amount of $77.5 million with three financial institutions and $10.0 million through the Federal Reserve Discount Window. We utilized none of our federal funds purchased lines at December 31, 2024 or 2023. The FHLB of Atlanta has approved a line of credit of up to 25.00% of the Bank’s total assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had zero and $90.0 million in FHLB advances at December 31, 2024 and 2023, respectively. The FHLB advances at December 31, 2023 had maturity dates between March 13, 2024 and November 3, 2026 with interest rates between 4.81% and 5.26%. At December 31, 2024, we have remaining credit availability under this facility in excess of $485.6 million, subject to collateral requirements. Combined, we have total remaining credit availability, subject to collateral requirements, in excess of $573.1 million as compared to uninsured deposits excluding deposits of states or political subdivisions in the U.S., which are secured or collateralized, of $437.1 million as previously noted.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2024, we had issued commitments to extend unused credit of $180.2 million, including $63.6 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2023, we had issued commitments to extend unused credit of $214.2 million, including $53.1 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework issued in 2013.

Based on that assessment, we believe that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

/s/ Michael C. Crapps	/s/ D. Shawn Jordan
Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Community Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Community and its subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, other comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Allowance for Credit Losses

As described in Note 4 to the Company’s financial statements, the Company has a loan portfolio, net of deferred fees of approximately $1.2 billion and related allowance for credit losses of approximately $13.1 million as of December 31, 2024. Expected credit losses are measured on a collective basis using a non-discounted cash flow methodology with probability of default (“PD”) and loss given default (“LGD”) for all call report code cohorts. Loans not sharing similar risk characteristics are evaluated on an individual basis. Due to the minimal amount of default activity and limited charge-off history, the Company has elected to use index PDs and LGDs comprised of rates derived from other community banks in place of the Company’s historical PDs and LGDs. The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the allowance for credit losses on loans. The calculation includes a 12-month PD forecast based on the peer index regression model comparing peer defaults to the national unemployment rate. Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience.

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

The primary procedures we performed to address this critical audit matter included the following:

•	We evaluated the appropriateness of the methodology applied.
•	We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used in development of the qualitative factors.
•	We tested the completeness and accuracy of the significant inputs into the model including the underlying data used to develop the qualitative factors and forecasts.
•	We validated the mathematical accuracy of the calculation.
•	We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, as well as other audit evidence gathered.
•	Analytical procedures were performed to evaluate the directional consistency of changes that occurred in the allowance for credit losses.

/s/ Elliott Davis, LLC

Firm ID: 149

We have served as the Company’s auditor since 2006.

Charleston, South Carolina

March 14, 2025

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2024	2023
ASSETS
Cash and due from banks	$26,373	$27,908
Interest-bearing bank balances	123,455	66,787
Investment securities available-for-sale	279,582	282,226
Investment securities held-to-maturity, fair value of $196,040 and $205,518 at December 31, 2024 and December 31, 2023, respectively, net of allowance for credit losses-investments	209,413	217,170
Other investments, at cost	2,679	6,800
Loans held-for-sale	9,662	4,433
Loans held-for-investment	1,220,542	1,134,019
Less, allowance for credit losses	13,135	12,267
Net loans held-for-investment	1,207,407	1,121,752
Property and equipment - net	29,975	30,589
Lease right-of-use asset	2,477	3,248
Bank owned life insurance	30,973	30,174
Other real estate owned	543	622
Intangible assets	446	604
Goodwill	14,637	14,637
Other assets	20,399	20,738
Total assets	$1,958,021	$1,827,688
LIABILITIES
Deposits:
Non-interest bearing	$462,717	$432,333
Interest bearing	1,213,184	1,078,668
Total deposits	1,675,901	1,511,001
Securities sold under agreements to repurchase	103,110	62,863
Federal Home Loan Bank advances	—	90,000
Junior subordinated debt	14,964	14,964
Lease liability	2,646	3,426
Other liabilities	16,906	14,375
Total liabilities	1,813,527	1,696,629
Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,644,424 at December 31, 2024 and 7,606,172 at December 31, 2023	7,644	7,606
Nonvested restricted stock and stock units	2,639	2,181
Additional paid in capital	93,834	93,167
Retained earnings	65,836	56,296
Accumulated other comprehensive loss	(25,459)	(28,191)
Total shareholders’ equity	144,494	131,059
Total liabilities and shareholders’ equity	$1,958,021	$1,827,688

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2024	2023	2022
Interest income:
Loans, including fees	$66,431	$52,317	$39,234
Investment securities - taxable	16,084	16,715	9,725
Investment securities - non taxable	1,420	1,471	1,525
Other short term investments and CDs	5,487	2,194	633
Total interest income	89,422	72,697	51,117
Interest expense:
Deposits	31,173	16,563	1,849
Securities sold under agreement to repurchase	2,183	1,658	227
Other borrowed money	4,026	5,584	1,098
Total interest expense	37,382	23,805	3,174
Net interest income	52,040	48,892	47,943
Provision for (release of) credit losses	809	1,129	(152)
Net interest income after provision for (release of) credit losses	51,231	47,763	48,095
Non-interest income:
Deposit service charges	952	963	960
Mortgage banking income	2,368	1,406	1,900
Investment advisory fees and non-deposit commissions	6,181	4,511	4,479
Loss on sale of securities	—	(1,249)	—
Gain (loss) on sale of other real estate owned	—	151	(45)
Loss on sale of other assets	(5)	—	(73)
Other non-recurring income	105	121	7
Other	4,403	4,518	4,341
Total non-interest income	14,004	10,421	11,569
Non-interest expense:
Salaries and employee benefits	29,263	25,864	25,357
Occupancy	3,094	3,157	3,002
Equipment	1,451	1,566	1,343
Marketing and public relations	1,511	1,496	1,259
FDIC Insurance assessments	1,177	904	468
Other real estate expense (income)	103	(112)	308
Amortization of intangibles	158	158	158
Other	10,708	10,111	9,358
Total non-interest expense	47,465	43,144	41,253
Net income before tax	17,770	15,040	18,411
Income tax expense	3,815	3,197	3,798
Net income	$13,955	$11,843	$14,613

Basic earnings per common share	$1.83	$1.56	$1.94
Diluted earnings per common share	$1.81	$1.55	$1.92

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
(Dollars in thousands)	2024	2023	2022
Net income	$13,955	$11,843	$14,613

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available for sale securities, net of tax (expense) benefit of $(215), $(501), and $6,190, respectively	1,370	1,884	(23,285)

Reclassification adjustment for loss included in net income, net of tax benefit of $0, $262, and $0, respectively	—	987	—

Unrealized loss during the period on available-for-sale securities transferred to held-to-maturity, net of tax benefit of $0, $0, and $3,509, respectively	—	—	(13,198)

Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $362, $352, and $218 respectively	1,362	1,324	818
Other comprehensive income (loss)	2,732	4,195	(35,665)
Comprehensive income (loss)	$16,687	$16,038	$(21,052)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock			Nonvested		Accumulated
(Dollars and shares in thousands)	Number Shares Issued	Common Stock	Additional Paid-in Capital	Restricted Stock and Stock Units	Retained Earnings	Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	7,549	$7,549	$92,139	$(294)	$38,325	$3,279	$140,998

Net income	—	—	—	—	14,613	—	14,613
Other comprehensive loss net of tax benefit of $9,481	—	—	—	—	—	(35,665)	(35,665)
Issuance of restricted stock	9	9	190	(199)	—	—	—
Issuance of common stock-deffered compensation	1	1	27	—	—	—	28
Grant of restricted stock units	—	—	—	1,447	—	—	1,447
Amortization of compensation on restricted stock	—	—	—	507	—	—	507
Shares forfeited	(2)	(2)	(40)	—	—	—	(42)
Dividends: Common ($0.52 per share)	—	—	—	—	(3,913)	—	(3,913)
Dividend reinvestment plan	21	21	367	—	—	—	388
Balance, December 31, 2022	7,578	$7,578	$92,683	$1,461	$49,025	$(32,386)	$118,361

Net income	—	—	—	—	11,843	—	11,843
Adoption of ASU 2016-13 net of tax benefit of $90	—	—	—	—	(337)	—	(337)
Other comprehensive income net of tax expense of $1,115	—	—	—	—	—	4,195	4,195
Issuance of restricted stock	8	8	146	(154)	—	—	—
Issuance of common stock-deferred compensation	2	2	39	(69)	—	—	(28)
Grant of restricted stock units	—	—	—	180	—	—	180
Amortization of compensation on restricted stock	—	—	—	763	—	—	763
Shares forfeited	(6)	(6)	(115)	—	—	—	(121)
Dividends: Common ($0.56 per share)	—	—	—	—	(4,235)	—	(4,235)
Dividend reinvestment plan	24	24	414	—	—	—	438
Balance, December 31, 2023	7,606	$7,606	$93,167	$2,181	$56,296	$(28,191)	$131,059

Net income	—	—	—	—	13,955	—	13,955
Other comprehensive income net of tax expense of $1,090	—	—	—	—	—	2,732	2,732
Issuance of restricted stock	14	14	231	(245)	—	—	—
Issuance of common stock-deferred compensation	9	9	160	(273)	—	—	(104)
Grant of restricted stock units	—	—	—	160	—	—	160
Amortization of compensation on restricted stock	—	—	—	816	—	—	816
Shares forfeited	(7)	(7)	(112)	—	—	—	(119)
Dividends: Common ($0.58 per share)	—	—	—	—	(4,415)	—	(4,415)
Dividend reinvestment plan	22	22	388	—	—	—	410
Balance, December 31, 2024	7,644	$7,644	$93,834	$2,639	$65,836	$(25,459)	$144,494

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$13,955	$11,843	$14,613
Adjustments to reconcile net income to net cash provided in operating activities
Depreciation	1,706	1,760	1,663
Net premium amortization AFS	(3,136)	(2,507)	1,869
Net premium amortization HTM	(626)	(575)	(264)
Provision for (release of) credit losses	809	1,129	(152)
Write-downs of other real estate owned	79	44	69
(Gain) loss on sale of other real estate owned	—	(151)	45
Originations of HFS loans	(79,376)	(50,253)	(64,495)
Sales of HFS loans	76,497	49,004	71,717
Gain on sale of HFS loans	(2,350)	(1,405)	(1,881)
Amortization of intangibles	158	158	158
Loss on sale of securities	—	1,249	—
Loss on fair value of equity investments	(20)	(19)	(2)
Accretion on acquired loans	—	(81)	(49)
Loss on sale of other assets	5	—	73
(Increase) decrease in other assets	1,302	(1,628)	(1,696)
Increase in other liabilities	1,868	3,658	457
Net cash provided in operating activities	10,871	12,226	22,125
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	—	38,662	—
Purchase of investment securities available-for-sale	(17,733)	(6,025)	(105,943)
Purchase of investment securities held-to-maturity	—	—	(11,270)
(Purchase) sale of other investment securities	1,766	(2,589)	(2,406)
Maturity/call of investment securities available-for-sale	27,628	21,891	61,958
Maturity/call of investment securities held-to-maturity	8,391	12,074	11,745
Increase in loans	(86,588)	(153,029)	(116,797)
Proceeds from sale of other real estate owned	—	419	117
Proceeds from sale of property and equipment	—	—	925
Purchase of property and equipment	(1,097)	(1,071)	(1,223)
Net disposal of property and equipment	—	—	115
Net cash used in investing activities	(67,633)	(89,668)	(162,779)
Cash flows from financing activities:
Increase in deposit accounts	164,900	125,619	24,091
Increase (decrease) in Fed Funds Borrowed	—	(22,000)	22,000
Advances from the Federal Home Loan Bank	—	289,000	118,000
Repayment of advances from the Federal Home Loan Bank	(90,000)	(249,000)	(68,000)
Increase (decrease) in securities sold under agreements to repurchase	40,247	(5,880)	14,527
Shares retired	(119)	(121)	(42)
Restricted stock units granted	160	180	1,447
Change in non-vested restricted stock	816	763	507
Dividend reinvestment plan	410	438	388
Proceeds from (cost of) issuance of common stock-deferred compensation	(104)	(28)	28
Dividends paid on common stock	(4,415)	(4,235)	(3,913)
Net cash provided in financing activities	111,895	134,736	109,033
Net increase (decrease) in cash and cash equivalents	55,133	57,294	(31,621)
Cash and cash equivalents at beginning of year	94,695	37,401	69,022
Cash and cash equivalents at end of year	$149,828	$94,695	$37,401
Supplemental disclosure:
Cash paid during the period for: interest	$33,235	$20,750	$3,058
Income Taxes	$3,761	$3,574	$3,893
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale, net of tax	$1,370	$2,871	$(23,285)
Transfer of investment securities available-for-sale to held-to-maturity	—	—	245,619
Adoption of ASU 2016-3 (CECL transition)	$—	$337	$—
Transfer of loans to other real estate owned	$—	$44	$—
Recognition of operating lease right of use asset	$—	$835	$—
Recognition of operating lease liability	$—	$835	$—
Termination of operating lease right of use asset	$476	$—	$—
Termination of operating lease liability	$510	$—	$—

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

Gains and losses on the sale of available-for-sale securities and trading securities are determined using the specific identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are judged to due to credit impairment are written down to fair value and charged to income in the Consolidated Statement of Income.

Premiums are recognized in interest income using the effective interest method over the period to the earliest call date. Discounts are recognized in interest income using the effective interest method to maturity.

Other Investments, At Cost

Equity Securities without readily determinable fair values include Federal Home Loan Bank (“FHLB”) of Atlanta capital stock and various other non-marketable equity investments. Investment in the FHLB of Atlanta is a condition of borrowing from the FHLB Atlanta. FHLB stock is carried at cost and periodically evaluated for impairment based on an assessment of the ultimate recovery of par value. Both cash and stock dividends are reported as interest income. At December 31, 2024 and 2023, the Company’s investment in FHLB stock was $1.3 million and $5.5 million, respectively. Dividends received on other investments, at cost are reported as interest income.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Credit Losses on Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $1.3 million at December 31, 2024 and 2023 and was excluded from the estimate of credit losses. The held-to-maturity portfolio consists of mortgage-backed and municipal securities. Securities are generally rated BBB- or higher. Securities are analyzed individually to establish a CECL reserve.

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

All the mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS at the adoption of CECL or at December 31, 2024 and December 31, 2023. The state and local governments securities held by the Company are highly rated by major rating agencies.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2024 and 2023, there was no allowance for credit loss related to the available-for-sale securities portfolio.

Accrued interest receivable on available-for-sale securities totaled $840,000 and $870,000 at December 31, 2024 and 2023, respectively, and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future, until maturity, or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $4.1 million and $3.6 million at December 31, 2024 and 2023, respectively, and was reported in other assets on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Allowance for Credit Losses - Loans

The accrual of interest on individually evaluated loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, generally when a loan becomes 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received first to principal and then to interest income.

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan cohort at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for credit losses - unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

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

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of fair value of net assets acquired (including identifiable intangibles) in purchase transactions. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles). Core deposit intangibles are being amortized on a straight-line basis over seven years. Goodwill and identifiable intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. During the years ended December 31, 2024 and 2023, qualitative factors indicated it was more likely than not that the carrying value of goodwill was less than fair value, thus there were no indicators of impairment and no quantitative testing was performed.

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

Derivatives

The Company utilizes derivative instruments to manage risks such as interest rate risk or market risk. Our Derivatives Policy prohibits using derivatives for speculative purposes.

Accounting for derivatives differs significantly depending on whether a derivative is designated as an accounting hedge, which is a transaction intended to reduce a risk associated with a specific asset or liability or future expected cash flow at the time it is purchased. In order to qualify as an accounting hedge, a derivative must be designated as such at inception by management and meet certain criteria. Management must also continue to evaluate whether the instrument effectively reduces the risk associated with that item. To determine if a derivative instrument continues to be an effective hedge, the Company must make assumptions and judgments about the continued effectiveness of the hedging strategies and the nature and timing of forecasted transactions. If the Company’s hedging strategy was to become ineffective, hedge accounting would no longer apply and the reported results of operations or financial condition could be materially affected.

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

Advertising Expense

Marketing and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Marketing and public relations expense totaled $1.5 million, $1.5 million and $1.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Income Taxes

A deferred income tax liability or asset is recognized for the estimated future effects attributable to differences in the tax bases of assets or liabilities and their reported amounts in the financial statements as well as operating loss and tax credit carry forwards. The deferred tax asset or liability is measured using the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be realized. There are no uncertain tax positions at December 31, 2024 or 2023.

Stock Based Compensation Cost

The Company accounts for stock-based compensation under the fair value provisions of the accounting literature. Compensation expense is recognized in salaries and employee benefits.

The fair value of each options grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted in 2024, 2023 or 2022.

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

ASC Topic 280-10, “Segment Reporting,” requires selected segment information of operating segments based on a management approach. The Company’s four reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. Below is a listing of the segments along with their markets and services.

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

Application of New Accounting Guidance Adopted in 2024 and 2023

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This amendment is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments require disclosure of incremental segment information on an annual and interim basis for all public entities. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. The Company adopted this amendment effective January 1, 2024.

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Standards

In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. In December 2022, the FASB issued amendments to extend the period of time preparers can use the reference rate reform relief guidance under ASC Topic 848 from December 31, 2023 to December 31, 2024, to address the fact that all London Interbank Offered Rate (LIBOR) tenors were not discontinued as of December 31, 2022, and some tenors were published until June 2023. The amendments are effective immediately for all entities and applied prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

Reclassifications

Certain captions and amounts in the 2022 consolidated financial statements were reclassified to conform to the 2024 and 2023 presentation.

Note 3—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
US Treasury securities	$15,822	$—	$(2,582)	$13,240
Government Sponsored Enterprises	2,500	—	(390)	2,110
Mortgage-backed securities	260,023	40	(15,859)	244,204
Small Business Administration pools	12,437	15	(373)	12,079
Corporate and other securities	8,755	—	(806)	7,949
	$299,537	$55	$(20,010)	$279,582

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
US Treasury securities	$20,791	$—	$(2,445)	$18,346
Government Sponsored Enterprises	2,500	—	(371)	2,129
Mortgage-backed securities	255,757	15	(17,613)	238,159
Small Business Administration pools	16,108	24	(411)	15,721
Corporate and other securities	8,759	—	(888)	7,871
	$303,915	$39	$(21,728)	$282,226

Note 3—INVESTMENT SECURITIES (Continued)

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Mortgage-backed securities	$105,563	$—	$(8,645)	$96,918
State and local government	103,850	—	(4,728)	99,122
	$209,413	$—	$(13,373)	$196,040

(Dollars in thousands)	Amortized Cost Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Mortgage-backed securities	$112,740	—	$(8,490)	$104,250
State and local government	104,430	282	(3,445)	101,268
	$217,170	$282	$(11,935)	$205,518

On June 1, 2022, the Company reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $12.3 million ($9.7 million net of tax) at December 31, 2024, $14.0 million ($11.1 million net of tax) at December 31, 2023 and $15.7 million ($12.4 million net of tax) at December 31, 2022.

During the year ended December 31, 2023, the Company sold $39.9 million of book value US Treasury securities from the available-for-sale investment securities portfolio. This sale created a one-time pre-tax loss of $1.2 million and provided additional liquidity to pay down borrowings and fund loan growth. During the years ended December 31, 2024 and 2022, the Company sold no investment securities. The tax benefit applicable to the net realized loss was approximately $0 and $262, and $0 for 2024 and 2023 respectively.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2024 and December 31, 2023.

Note 3—INVESTMENT SECURITIES (Continued)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss
US Treasury Securities	$—	$—	$13,240	$2,582	$13,240	$2,582
Government Sponsored Enterprise	—	—	2,110	390	2,110	390
Mortgage-backed securities	14,310	150	216,452	15,709	230,762	15,859
Small Business Administration pools	1,279	2	8,554	371	9,833	373
Corporate and other securities	1,488	263	6,449	543	7,937	806
Total	$17,077	$415	$246,805	$19,595	$263,882	$20,010

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss
US Treasury Securities	$—	$—	$18,346	$2,445	$18,346	$2,445
Government Sponsored Enterprise	—	—	2,129	371	2,129	371
Mortgage-backed securities	8,164	423	223,844	17,190	232,008	17,613
Small Business Administration pools	4,253	45	7,638	366	11,891	411
Corporate and other securities	1,880	115	4,236	773	6,116	888
Total	$14,297	$583	$256,193	$21,145	$270,490	$21,728

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-maturity securities:	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed securities	—	—	96,918	8,645	96,918	8,645
State and local government	21,376	436	76,104	4,292	97,480	4,728
Total	$21,376	$436	$173,022	$12,937	$194,398	$13,373

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-maturity securities:	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed securities	—	—	104,250	8,490	104,250	8,490
State and local government	6,278	25	78,597	3,420	84,875	3,445
Total	$6,278	$25	$182,847	$11,910	$189,125	$11,935

Note 3—INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of investment securities at December 31, 2024, by expected maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$490	$487
Due after one year through five years	15,045	14,634
Due after five years through ten years	33,167	29,179
Due after ten years	250,835	235,282
	$299,537	$279,582

HELD-TO-MATURITY:

(Dollars in thousands)	Held-to-maturity
	Amortized Cost	Fair Value
Due in one year or less	$7,284	$7,234
Due after one year through five years	56,701	54,511
Due after five years through ten years	58,285	55,222
Due after ten years	87,166	79,096
Allowance for Credit Losses on Held-to-Maturity Securities	(23)	(23)
	$209,413	$196,040

Securities with an amortized cost of $388.5 million and fair value of $363.8 million at December 31, 2024 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase. Securities with an amortized cost of $160.8 million and fair value of $150.6 million at December 31, 2023 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase.

Allowance for Credit Losses on Held-to-Maturity Securities

Expected credit losses on held-to-maturity debt securities are evaluated by major security type. The held-to-maturity portfolio consists of mortgage-backed and municipal securities. Securities are generally rated BBB- or higher. Municipal securities are analyzed individually to establish a CECL reserve.

All mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS at the adoption of CECL at December 31, 2023 or December 31, 2024.

The following table shows a roll forward of the allowance for credit losses on held to maturity securities for the years ended December 31, 2024 and 2023.

State and
local
(Dollars in thousands)	government
Allowance for Credit Losses on Held-to-Maturity Securities:

Beginning balance, December 31, 2022	$—
Adjustment for adoption of ASU 2016-13	(43)
Release of credit losses	13
Ending balance, December 31, 2023	$(30)

Note 3—INVESTMENT SECURITIES (Continued)
State and
local
(Dollars in thousands)	government
Allowance for Credit Losses on Held-to-Maturity Securities:

Beginning balance, December 31, 2023	$(30)
Release of credit losses	7
Ending balance, December 31, 2024	$(23)

For the years ended December 31, 2024 and 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual at December 31, 2024 or 2023.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2024 and December 31, 2023, there were no allowance for credit loss related to the available-for-sale securities portfolio.

Note 4—LOANS

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $2.1 million and $2.2 million as of December 31, 2024 and December 31, 2023, respectively.

	December 31,
(Dollars in thousands)	2024	2023
Commercial	$86,616	$78,134
Real estate:
Construction	152,155	118,225
Mortgage-residential	124,751	94,796
Mortgage-commercial	796,411	791,947
Consumer:
Home equity	42,304	34,752
Other	18,305	16,165
Total	$1,220,542	$1,134,019

Commercial category includes $82.0 thousand and $151.0 thousand in PPP loans, net of deferred fees and costs, as of December 31, 2024 and December 31, 2023, respectively.

Activity in the allowance for credit losses – loans was as follows:

	Years ended December 31,
(Dollars in thousands)	2024	2023	2022
Balance at the beginning of year	$12,267	$11,336	$11,179
Adjustment for adoption of ASU 2016-13	—	(14)	—
Provision for (release of) credit losses	933	939	(152)
Charged off loans	(184)	(87)	(68)
Recoveries	119	93	377
Balance at end of year	$13,135	$12,267	$11,336
95

Note 4—LOANS (Continued)

The detailed activity in the allowance for credit losses on loans by portfolio segment as of and for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 follows:

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at December 31, 2023	$935	$1,337	$1,122	$8,146	$472	$255	$12,267
Charge-offs	(87)	—	—	(2)		(95)	(184)
Recoveries	61	2	18	11	9	18	119
Provision for credit losses	85	336	499	(181)	87	107	933
Balance at December 31, 2024	$994	$1,675	$1,639	$7,974	$568	$285	$13,135

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Unallocated	Total Loans
Balance at December 31, 2022	$849	$75	$723	$8,569	$314	$170	$636	$11,336
Adjustment to allowance for adoption of ASU 2016-13	193	1,075	32	(883)	166	39	(636)	(14)
Charge-offs	(20)	—	—	—	—	(67)	—	(87)
Recoveries	5	2	9	37	22	18	—	93
Provision for credit losses	(92)	185	358	423	(30)	95	—	939
Balance at December 31, 2023	$935	$1,337	$1,122	$8,146	$472	$255	—	$12,267

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2022
Allowance for credit losses:
Beginning balance	$853	$113	$560	$8,570	$333	$126	$624	$11,179
Charge-offs	—	—	—	—	(1)	(67)	—	(68)
Recoveries	17	—	6	325	13	16	—	377
Provisions	(21)	(38)	157	(326)	(31)	95	12	(152)
Ending balance	$849	$75	$723	$8,569	$314	$170	$636	$11,336

The following table presents an allocation of the allowance for credit losses at the end of each of the past three years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

Note 4—LOANS (Continued)

The following tables show the amortized cost basis for loan modifications for borrowers experiencing financial difficulty during the 12 months ended December 31, 2024 and 2023 that had a payment default, segregated by loan category and describes the financial effect of the modification made for a borrower experiencing financial difficulty.

	December 31, 2024
(Dollars in thousands)	Amortized cost basis	% of Total Loan Type	Financial effect
Real Estate Mortgage Residential	$355	0.28%	Deferred monthly payments that are added to the end of the original loan term
Real Estate Mortgage Residential	217	0.17%	Deferred interest payments added to principal balance, re-amortized loan
Total Loans	$572	0.46%

The following table depicts the performance of loans that have been modified for borrowers experiencing financial difficulty in the last 12 months.

(Dollars in thousands)		30-89 Days	Greater than 90 Days
December 31, 2024	Current	Past Due	Past Due
Real Estate Mortgage Residential	$572	$—	$—
Total Loans	$572	$—	$—

The following table shows the amortized cost basis at December 31, 2023 of the loans modified for borrowers experiencing financial difficulty during the 12 month period ended December 31, 2023 that had a payment default segregated by loan category and describes the financial effect of the modification made for a borrower experiencing financial difficulty.

	December 31, 2023
(Dollars in thousands)	Amortized cost basis	% of Total Loan Type	Financial effect
Real Estate Mortgage Residential	200	0.21%	Deferred two monthly payments that are added to the end of the original loan term.
Total Loans	$200	0.21%

The following table depicts the performance of loans that have been modified prior to December 31, 2023.

(Dollars in thousands)		30-89 Days	Greater than 90 Days
December 31, 2023	Current	Past Due	Past Due
Real Estate Mortgage Residential	$—	$200	$—
Total Loans	$—	$200	$—

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

Note 4—LOANS (Continued)

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024:

	Term Loans by year of Origination
($ in thousands)	2020	2021	2022	2023	2024	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$605	$20,288	$7,084	$8,336	$21,808	$8,100	$20,359	$36	$86,616
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total commercial	605	20,288	7,084	8,336	21,808	8,100	20,359	36	86,616

Current period gross write-offs	5	77	—	—	—	5	—	—	87
Real estate construction
Pass	—	2,295	44,290	44,022	27,213	6,231	28,104	—	152,155
Total real estate construction	—	2,295	44,290	44,022	27,213	6,231	28,104	—	152,155

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	9,240	5,191	32,422	28,983	14,492	8,012	872	24,775	123,987
Special mention	21	—	358	—	—	167	—	—	546
Substandard	—	—	—	—	—	218	—	—	218
Total real estate mortgage-residential	9,261	5,191	32,780	28,983	14,492	8,397	872	24,775	124,751

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	79,977	118,415	190,140	115,525	76,754	196,793	17,949	582	796,135
Special mention	—	—	—	—	—	207	—	—	207
Substandard	—	—	—	—	—	69	—	—	69
Total real estate mortgage-commercial	79,977	118,415	190,140	115,525	76,754	197,069	17,949	582	796,411

Current period gross write-offs	—	2	—	—	—	—	—	—	2

Consumer - home equity
Pass	—	—	—	—	—	—	41,081	—	41,081
Special mention	—	—	—	—	—	—	160	—	160
Substandard	—	—	—	—	—	—	1,063	—	1,063
Total consumer - home equity	—	—	—	—	—	—	42,304	—	42,304

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	22	251	607	1,128	4,359	1,225	10,696	—	18,288
Special mention	—	—	—	14	—	—	—	—	14
Substandard	—	—	—	—	3	—	—	—	3
Total consumer - other	22	251	607	1,142	4,362	1,225	10,696	—	18,305

Current period gross write-offs	—	—	—	—	7	—	88	—	95

Note 4—LOANS (Continued)

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023:

	Term Loans by year of Origination
($ in thousands)	2019	2020	2021	2022	2023	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$1,149	$1,375	$23,226	$9,018	$12,950	$9,230	$21,033	$49	$78,030
Special mention	—	—	—	—	—	26	—	—	26
Substandard	—	—	78	—	—	—	—	—	78
Total commercial	1,149	1,375	23,304	9,018	12,950	9,256	21,033	49	78,134

Current period gross write-offs	—	20	—	—	—	—	—	—	20
Real estate construction
Pass	6,864	—	5,074	39,514	47,992	—	18,781	—	118,225
Total real estate construction	6,864	—	5,074	39,514	47,992	—	18,781	—	118,225

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	1,894	10,548	6,219	28,843	28,517	8,420	977	8,962	94,380
Special mention	—	25	—	—	—	177	—	—	202
Substandard	—	—	—	—	—	214	—	—	214
Total real estate mortgage-residential	1,894	10,573	6,219	28,843	28,517	8,811	977	8,962	94,796

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	47,962	95,120	136,892	201,380	106,125	189,983	14,038	329	791,829
Special mention	—	—	—	—	—	21	—	—	21
Substandard	—	—	—	—	—	97	—	—	97
Total real estate mortgage-commercial	47,962	95,120	136,892	201,380	106,125	190,101	14,038	329	791,947

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - home equity
Pass	—	—	—	—	—	—	33,621	—	33,621
Special mention	—	—	—	—	—	—	67	—	67
Substandard	—	—	—	—	—	—	1,064	—	1,064
Total consumer - home equity	—	—	—	—	—	—	34,752	—	34,752

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	420	203	435	1,164	2,043	902	10,982	—	16,149
Special mention	—	—	—	—	16	—	—	—	16
Substandard	—	—	—	—	—	—	—	—	—
Total consumer - other	420	203	435	1,164	2,059	902	10,982	—	16,165

Current period gross write-offs	—	—	—	—	—	—	67	—	67

As of December 31, 2024 and December 31, 2023, no loans were classified as doubtful.

Note 4—LOANS (Continued)

The following tables are by loan category and present loans past due and on non-accrual status as of December 31, 2024 and December 31, 2023:

(Dollars in thousands) December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$61	$—	$—	$—	$61	$86,555	$86,616
Real estate:
Construction	—	—	—	—	—	152,155	152,155
Mortgage-residential	14	—	—	217	231	124,520	124,751
Mortgage-commercial	—	87	—	—	87	796,324	796,411
Consumer:
Home equity	—	391	45	2	438	41,866	42,304
Other	1	—	3	—	4	18,301	18,305
Total	$76	$478	$48	$219	$821	$1,219,721	$1,220,542

(Dollars in thousands) December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$19	$7	$—	$24	$50	$78,084	$78,134
Real estate:
Construction	—	—	—	—	—	118,225	118,225
Mortgage-residential	244	15	214	—	473	94,323	94,796
Mortgage-commercial	67	124	—	—	191	791,756	791,947
Consumer:
Home equity	—	—	—	3	3	34,749	34,752
Other	22	—	1	—	23	16,142	16,165
Total	$352	$146	$215	$27	$740	$1,133,279	$1,134,019

The following table is a summary of the Company’s non-accrual loans by major categories for the periods indicated.

	December 31, 2024				December 31, 2023
(Dollars in thousands)	Non-Accrual Loans with No Allowance	Non-Accrual Loans with an Allowance	Total Non-Accrual Loans	Non-Accrual Loans with No Allowance	Non-Accrual Loans with an Allowance	Total Non-Accrual Loans
Commercial	$—	$—	$—	$—	$24	$24
Real Estate:	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Mortgage-Residential	—	217	217	—	—	—
Mortgage-Commercial	—	—	—	—	—	—
Consumer Home Equity	—	2	2	—	3	3
Consumer Other	—	—	—	—	—	—
Total	$—	$219	$219	$—	$27	$27

There were no collateral dependent loans that were individually evaluated for years ended December 31, 2024 and December 31, 2023.

Note 4—LOANS (Continued)

Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the years ended December 31, 2024 and December 31, 2023.

	For the years ended December 31,
(Dollars in thousands)	2024	2023
Balance, beginning of year	$1,058	$2,189
New Loans	—	—
Less loan repayments	604	1,131
Balance, end of year	$454	$1,058

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $480,000 and $597,000 at December 31, 2024 and December 31, 2023 is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the year ended December 31, 2024.

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2023	$597
Release of unfunded commitments	(117)
Balance, December 31, 2024	$480

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

Note 5—FAIR VALUE MEASUREMENT (Continued)

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

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of December 31, 2024 and December 31, 2023 are as follows:

	December 31, 2024
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$149,828	$149,828	$149,828	$—	$—
Available-for-sale securities	279,582	279,582	—	279,582	—
Held-to-maturity securities	209,413	196,040	—	196,040	—
Other investments, at cost	2,679	2,679	—	—	2,679
Loans held for sale	9,662	9,662	—	9,662	—
Derivative financial instruments	896	896		896
Net loans receivable	1,207,407	1,160,013	—	—	1,160,013
Accrued interest	6,084	6,084	6,084	—	—
Financial liabilities:
Non-interest bearing demand	$462,717	$462,717	$—	$462,717	$—
Interest bearing demand deposits and money market accounts	770,595	770,595	—	770,595	—
Savings	113,928	113,928	—	113,928	—
Time deposits	328,661	321,258	—	321,258	—
Total deposits	1,675,901	1,668,498	—	1,668,498	—
Short term borrowings	103,110	103,110	—	103,110	—
Junior subordinated debentures	14,964	13,042	—	13,042	—
Accrued interest payable	4,666	4,666	4,666	—	—

Note 5—FAIR VALUE MEASUREMENT (Continued)

	December 31, 2023
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$94,695	$94,965	$94,695	$—	$—
Available-for-sale securities	282,226	282,226	—	282,226	—
Held-to-maturity securities	217,170	205,518	—	205,518	—
Other investments, at cost	6,800	6,800	—	—	6,800
Loans held for sale	4,433	4,433	—	4,433	—
Derivative financial instruments	1,069	1,069		1,069
Net loans receivable	1,121,752	1,088,053	—	—	1,088,053
Accrued interest	5,869	5,869	5,869	—	—
Financial liabilities:
Non-interest bearing demand	$432,333	$432,333	$—	$432,333	$—
Interest bearing demand deposits and money market accounts	707,434	707,434	—	707,434	—
Savings	118,623	118,623	—	118,623	—
Time deposits	252,611	252,137	—	252,137	—
Total deposits	1,511,001	1,510,527	—	1,510,527	—
Federal Home Loan Bank Advances	90,000	90,000	—	90,000	—
Short term borrowings	62,863	62,863	—	62,863	—
Junior subordinated debentures	14,964	13,123	—	13,123	—
Accrued interest payable	3,575	3,575	3,575	—	—

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2024 and December 31, 2023 that are measured on a recurring basis. There were no liabilities carried at fair value as of December 31, 2024 or December 31, 2023 that are measured on a recurring basis.

AVAILABLE-FOR-SALE:

Dollars in thousands)

Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$13,240	$—	$13,240	$—
Government Sponsored Enterprises	2,110	—	2,110	—
Mortgage-backed securities	244,204	—	244,204	—
Small Business Administration pools	12,079	—	12,079	—
Corporate and other securities	7,949	—	7,949	—
Total Available-for-sale securities	279,582	—	279,582	—
Loans held for sale	9,662	—	9,662	—
Derivative financial instruments	896	—	896	—
Total	$290,140	$—	$290,140	$—

(Dollars in thousands)

Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$18,346	$—	$18,346	$—
Government Sponsored Enterprises	2,129	—	2,129	—
Mortgage-backed securities	238,159	—	238,159	—
Small Business Administration pools	15,721	—	15,721	—
Corporate and other securities	7,871	—	7,871	—
Total Available-for-sale securities	282,226	—	282,226	—
Loans held for sale	4,433	—	4,433	—
Derivative financial instruments	1,069	—	1,069	—
Total	$287,728	$—	$287,728	$—

Note 5—FAIR VALUE MEASUREMENT (Continued)

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2024 and December 31, 2023 that are measured on a non-recurring basis. There were no liabilities carried at fair value and measured on a non-recurring basis at December 31, 2024 and 2023.

(Dollars in thousands)
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Other real estate owned:
Construction	144	—	—	144
Mortgage-commercial	399	—	—	399
Total other real estate owned	543	—	—	543
Total	$543	$—	$—	$543

(Dollars in thousands)
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Other real estate owned:
Construction	145	—	—	145
Mortgage-commercial	477	—	—	477
Total other real estate owned	622	—	—	622
Total	$622	$—	$—	$622

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

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of December 31, 2024	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$543	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2023	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$622	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 6—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2024	2023
Land	$9,804	$9,804
Premises	28,768	28,708
Equipment	8,681	8,203
Property and equipment in progress	118	14
Property and equipment, gross	47,371	46,729
Accumulated depreciation	17,396	16,140
Property and Equipment Net	$29,975	$30,589

Depreciation expense included in operating expenses for the years ended December 31, 2024, 2023 and 2022 amounted to $1.7 million, $1.8 million, and $1.6 million, respectively.

As of December 31, 2024 and December 31, 2023 there were no premises held-for-sale. There was no gain or loss on premises held for sale during the years ended December 31, 2024 and December 31, 2023. There was a loss on sale of property and equipment of $5,000 during the year ended December 31, 2024. There was no gain or loss on sale of property and equipment during the year ended December 31, 2023.

During the year ended December 31, 2022, the Company sold a warehouse that had been previously used for storage. Loss on premises held-for-sale was $73 thousand for the year ended December 31, 2022. Loss on sale of property and equipment was $45 thousand during the year ended December 31, 2022.

Note 7—GOODWILL, CORE DEPOSIT INTANGIBLE

Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2024	2023	2022
Core deposit premiums, gross carrying amount	$3,358	$3,358	$3,358
Other intangibles	538	538	538
Gross carrying amount	3,896	3,896	3,896
Accumulated amortization	(3,450)	(3,292)	(3,135)
Net	$446	$604	$761

Based on the core deposit and other intangibles as of December 31, 2024, the following table presents the aggregate amortization expense for each of the succeeding years ending December 31:

(Dollars in thousands)	Amount
2025	$157
2026	158
2027	131
Total	$446

Amortization of the intangibles amounted to $158 thousand, $158 thousand, and $158 thousand for the years ended December 31, 2024, 2023 and 2022, respectively. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. During the year ended December 31, 2024, qualitative factors indicated it was more likely than not that the carrying value of goodwill was less than fair value, there were no indicators of impairment at December 31, 2024 and no quantitative testing was performed. Goodwill was evaluated for impairment as of December 31, 2024.

Note 7—GOODWILL, CORE DEPOSIT INTANGIBLE (Continued)

The Company’s carrying amount of goodwill at December 31, 2024, December 31, 2023, and changes to the goodwill are summarized as follows:

	December 31,
(In thousands)	2024	2023
Balance—beginning of year	$14,637	$14,637
Acquired Goodwill	—	—
Impairment	—	—
Balance, end of year	$14,637	$14,637

Note 8—OTHER REAL ESTATE OWNED

The following summarizes the activity in the other real estate owned for the years ended December 31, 2024 and 2023.

	December 31,
(In thousands)	2024	2023
Balance—beginning of year	$622	$934
Additions—foreclosures	—	—
Write-downs	(79)	(44)
Sales	—	(268)
Balance, end of year	$543	$622

Note 9—DEPOSITS

The Company’s total deposits are comprised of the following at the dates indicated:

	December 31,	December 31,
(Dollars in thousands)	2024	2023
Non-interest bearing deposits	$462,717	$432,333
Interest bearing demand deposits and money market accounts	770,595	707,434
Savings	113,928	118,623
Time deposits	328,661	252,611
Total deposits	$1,675,901	$1,511,001

Time deposits above include $10.4 million and $48.1 million in brokered deposits as of December 31, 2024 and December 31, 2023, respectively.

At December 31, 2024, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2025	$318,184
2026	4,818
2027	3,632
2028	1,345
2029 and after	682
Total	$328,661

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at December 31, 2024 and December 31, 2023 were $89.0 million and $51.1 million, respectively.

Deposits from directors and executive officers and their related interests at December 31, 2024 and 2023 amounted to approximately $17.6 million and $18.0 million, respectively.

The amount of overdrafts classified as loans at December 31, 2024 and 2023 were $57 thousand and $75 thousand, respectively.

Note 10—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one day to four days from the transaction date. The weighted average interest rate at December 31, 2024 and 2023 was 2.55% and 2.83%, respectively. The maximum month-end balance during 2024 and 2023 was $107.1 million and $91.8 million, respectively. The average outstanding balance during the years ended December 31, 2024 and 2023 amounted to $77.2 million and $74.6 million, respectively, with an average rate paid of 2.83% and 2.22%, respectively. Securities sold under agreements to repurchase are collateralized by securities with fair market values exceeding the total balance of the agreement.

At December 31, 2024 and 2023, the Company had unused short-term lines of credit totaling $87.5 million and $95.0 million respectively.

Note 11—ADVANCES FROM FEDERAL HOME LOAN BANK

As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $28.9 million at December 31, 2024. Securities have been pledged as collateral for advances in the amount of $53.5 million as of December 31, 2024. As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $31.7 million at December 31, 2023. Securities have been pledged as collateral for advances in the amount of $150.6 million as of December 31, 2023. Advances are subject to prepayment penalties. The average advances during 2024 and 2023 were $54.8 million and $86.6 million, respectively. The average interest rate for 2024 and 2023 was 5.12% and 5.02%, respectively. The maximum outstanding amount at any month end was $90.0 million and $125.0 million for 2023 and 2023, respectively.

During the year ended December 31, 2024, there were $35 million in advances that were prepaid. The loss realized on early extinguishment of these advances was $229 thousand. During the year ended December 31, 2023, there were no advances that were prepaid. Accordingly, no losses were realized on early extinguishment.

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

Note 13—LEASES

The Company has operating leases on three of its facilities at December 31, 2024 and four of its facilities at December 31, 2023. The reduction in leases is due to the July 31, 2024 termination of the lease for the downtown Augusta, Georgia location, which was closed June 27, 2024. The termination of the lease resulted in a reduction in right-of-use assets of $476,000, a reduction of lease liabilities of $510,000, and a reduction of lease expense of $34,000.

Note 13—LEASES (Continued)

The remaining three leases have maturities ranging from May 2027 to December 2038 some of which include extensions of multiple five-year terms. The right-of-use asset was $2.5 million and $3.2 million at December 31, 2024 and December 31, 2023, respectively. The lease liability was $2.6 million and $3.4 million at December 31, 2024 and December 31, 2023, respectively. During the twelve-month period ended December 31, 2024, the Company made cash payments in the amount of $432.9 thousand for operating leases and the lease liability was reduced by $780.0 thousand. The lease expense recognized during the twelve-month periods ended December 31, 2024, December 31, 2023, and December 31, 2022 amounted to $423.9 thousand, $448.5 thousand, and $354.8 thousand, respectively. The weighted average remaining lease term as of December 31, 2024, is 11.21 years and the weighted average discount rate used is 4.21%. The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2024.

(Dollars in thousands)
2025	$377
2026	386
2027	363
2028	303
2029	178
Thereafter	1,767
Total undiscounted lease payments	$3,374
Less effect of discounting	(728)
Present value of estimated lease payments (lease liability)	$2,646

Note 14—INCOME TAXES

Income tax expense for the years ended December 31, 2024, 2023 and 2022 consists of the following:

	Year ended December 31
(Dollars in thousands)	2024	2023	2022
Current
Federal	$3,576	$2,937	$3,429
State	219	627	735
Total Current	3,795	3,564	4,164
Deferred
Federal	71	(327)	(323)
State	(51)	(40)	(43)
Total Deferred	20	(367)	(366)
Income tax expense	$3,815	$3,197	$3,798

Reconciliation from expected federal tax expense to effective income tax expense for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2024	2023	2022
Expected federal income tax expense	$3,732	$3,159	$3,866
State income tax net of federal benefit	133	464	547
Tax exempt interest	(195)	(275)	(404)
Increase in cash surrender value life insurance	(168)	(176)	(151)
Valuation allowance	64	93	27
Life Insurance Proceeds	—	(19)	—
Excess tax benefit of stock compensation	30	—	(5)
Tax credits	105	—	—
Other	114	(49)	(82)
Total	$3,815	$3,197	$3,798

Note 14—INCOME TAXES (Continued)

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2024	2023
Assets:
Allowance for credit losses	$2,813	$2,646
Unfunded Commitments	103	129
Excess tax basis of deductible intangible assets	26	38
Net operating loss carry forward	997	933
Unrealized losses on available-for-sale securities	4,191	4,406
Unrealized losses on held-to-maturity securities	2,577	2,939
Compensation expense deferred for tax purposes	1,528	1,448
Deferred loss on other-than-temporary-impairment charges	5	5
FASB 91 - Origination Income & Costs	439	473
Other Real Estate Owned	228	229
Other	118	145
Total deferred tax asset	13,025	13,391
Valuation reserve	(1,073)	(1,009)
Total deferred tax asset net of valuation reserve	11,952	12,382
Liabilities:
Tax depreciation in excess of book depreciation	668	445
Excess financial reporting basis of assets acquired	863	919
Total deferred tax liabilities	1,531	1,364
Net deferred tax asset recognized	$10,421	$11,018

The Company has approximately $25.2 million and $23.6 million in state net operating losses at December 31, 2024 and 2023, respectively. A valuation allowance is established to fully offset the deferred tax asset related to these net operating losses of the holding company. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The net deferred asset is included in other assets on the consolidated balance sheets.

A portion of the change in the net deferred tax asset relates to unrealized gains/losses on securities available-for-sale and held-to-maturity. The tax expense related to the change of $577 thousand has been recorded directly to accumulated other comprehensive income within shareholders’ equity. The balance in the change in net deferred tax asset results from the current period deferred tax expense of $20 thousand. At December 31, 2024 and 2023, the Company had no federal net operating loss carryforward.

Tax returns for 2021 and subsequent years are subject to examination by taxing authorities.

As of December 31, 2024, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2024 and 2023, the Bank had commitments to extend credit including lines of credit of $180.2 million and $214.2 million, respectively.

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

The primary market areas served by the Bank include the following regions and their component counties: the Midlands Region of South Carolina to include Lexington, Richland, Newberry, and Kershaw Counties; the Central Savannah River Region to include Aiken County, South Carolina and Richmond and Columbia Counties in Georgia; the Upstate Region to include Greenville, Anderson, and Pickens Counties in South Carolina. In 2022, the Company opened a branch in Rock Hill, South Carolina which is located in York County and referred to as the Piedmont Region. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The Company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the Bank’s risk based capital, or approximately $44.4 million.

Based on this criteria, the Bank had five such concentrations at December 31, 2024, including $335 million to lessors of non-residential property, $141 million to lessors of residential properties, $83 million to private households, $62 million to other activities related to real estate and $52 million to hotels. As reflected above, lessors of non-residential properties and lessors of residential buildings equate to approximately 188% and 79% of total regulatory capital, respectively. The risk in these portfolios is diversified over a large number of loans, approximately 502 for lessors of non-residential properties and 392 loans for lessors of residential buildings. Commercial real estate loans and commercial construction loans represent $921 million, or 75%, of the portfolio. Of these, approximately $284 million, or 31%, of the total commercial real estate loans are owner occupied, which can tend to reduce the risk associated with these credits. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its market areas, a substantial portion of its debtor’s ability to honor their contracts is dependent upon the economic stability of these areas.

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

Note 16—REVENUE RECOGNITION (Continued)

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

(Dollars in thousands)	December 31,	December 31,
Non-Interest Income	2024	2023
Deposit service charges	$952	$963
Mortgage banking income(1)	2,368	1,406
Investment advisory fees and non-deposit commissions(1)	6,181	4,511
Loss on sale of securities(1)	—	(1,249)
Gain on sale of other real estate owned	—	151
Loss on sale of other assets	(5)	—
Non-recurring income	105	121
Other(2)	4,403	4,518
Total non-interest income	$14,004	$10,421

(1)	Not within the scope of ASC 606

(2)	Includes Check Card Fee income discussed above. No other items are both material and within the scope of ASC 606.

Note 17—OTHER INCOME AND OTHER EXPENSE

A summary of the components of other non-interest income is as follows:

	Year ended December 31,
(In thousands)	2024	2023	2022
ATM debit card income	$2,758	$2,771	$2,706
Recurring income on bank owned life insurance	799	745	721
Rental income	395	370	322
Other fees including safe deposit box fees	230	230	251
Wire transfer fees	123	119	132
Other	98	283	209
Total	$4,403	$4,518	$4,341

Note 17—OTHER INCOME AND OTHER EXPENSE (Continued)

A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2024	2023	2022
Core banking/electronic processing and services	$2,736	$2,512	$2,469
ATM/debit card processing	1,280	1,074	885
Software subscriptions and services	1,260	1,008	896
Supplies	151	134	134
Telephone	517	485	354
Courier	296	284	279
Correspondent services	303	354	303
Insurance	406	381	358
Debit card and Fraud losses	199	422	285
Investment advisory and non-deposit expense	344	329	409
Loan processing and closing costs	236	331	266
Director fees	603	601	488
Legal and Professional fees	1,205	1,042	1,177
Shareholder expense	277	197	221
Other	895	957	834
Total	$10,708	$10,111	$9,358

Note 18—STOCK OPTIONS, RESTRICTED STOCK, RESTRICTED STOCK UNITS, AND DEFERRED COMPENSATION

The table below shows the components of “nonvested restricted stock and stock units” as of the years ended December 31, 2024 and 2023.

(Dollars in thousands)	Year ended December 31,
Nonvested restricted stock and stock units	2024	2023
Non-employee director deferred compensation stock plan deferred stock units	$1,600	$1,439
Time-based restricted stock units - officer	481	235
Performance-based restricted stock units - officer	561	521
Restricted stock – officer and director	(3)	(14)
Total nonvested restricted stock and stock units	$2,639	$2,181

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

Note 18—STOCK OPTIONS, RESTRICTED STOCK, RESTRICTED STOCK UNITS, AND DEFERRED COMPENSATION (Continued)

The table below shows the following information related to First Community Corporation’s Non-Employee Director Deferred Compensation Plan: accumulated share units and accrued amounts as of the years ended December 31, 2024, 2023 and 2022; and the related director compensation expense for the twelve months ended 2024, 2023, and 2022.

	Twelve Months ended December 31,
	2024	2023	2022
Non-employee director deferred compensation plan accumulated share units	111,166	103,133	93,488
Accrued amounts (dollars in thousands)[1]	$1,600	$1,439	$1,260
Related director compensation expense (dollars in thousands)	$90	$125	$106

First Community Corporation 2021 Omnibus Equity Incentive Plan

In 2021, the Company and its shareholders adopted an omnibus equity incentive plan whereby 225,000 shares were reserved for issuance by the Company to help the company attract, retain and motivate directors, officers, employees, consultants and advisors of the Company and its subsidiaries (the “2021 Plan”). The 2021 Plan replaced the 2011 Plan. All awards granted during 2024, 2023, and 2022 were granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan.

The table below shows stock awards granted during the twelve months ended December 31, 2024, 2023, and 2022.

(In shares/units)	Twelve Months ended December 31,
	2024		2023		2022
Time-based restricted stock units - officer	15,095		12,562		11,738
Performance-based restricted stock units – officer	20,126	[1]	16,749	[2]	11,738	[3]
Restricted stock – officer	206		259		2,201
Restricted stock – director	13,464		7,590		7,359

[1]	20,126 units represent the target payout with a maximum payout of 40,253 units.
[2]	16,749 units represent the target payout with a maximum payout of 33,500 units.
[3]	11,738 units represent the target payout with a maximum payout of 17,608 units.

The table below shows the fair value of stock awards granted during the periods.

(Dollars in thousands)	Twelve months ended December 31,
	2024		2023		2022
Time-based restricted stock units - officer	$271		$255		$246
Performance-based restricted stock units – officer	362	[1]	340	[2]	246	[3]
Restricted stock – officer	3		5		46
Restricted stock – director	$242		$154		$154

[1]	$362 thousand represents the target payout with a maximum payout of $723 thousand.
[2]	$340 thousand represents the target payout with a maximum payout of $680 thousand.
[3]	$246 thousand represents the target payout with a maximum payout of $369 thousand.

Note 18—STOCK OPTIONS, RESTRICTED STOCK, RESTRICTED STOCK UNITS, AND DEFERRED COMPENSATION (Continued)

The table below shows the compensation expense related to stock awards granted during the twelve months ended December 31 2024, 2023 and 2022.

(Dollars in thousands)	Year ended December 31,
Compensation expense related to stock awards	2024	2023	2022
Time-based restricted stock units – officer[1]	$246	$163	$94
Performance-based restricted stock units – officer[2]	314	264	153
Restricted stock – officer[3]	6	120	206
Restricted stock – director[4]	$242	$167	$141

[1]	Expense in 2024 was related to stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan. Expense in 2023 consists of $159.8 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $3.2 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan. Expense in 2022 consists of $75.1 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $19.1 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan.
[2]	Expense in 2024 consists of $300.7 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $13 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan. Expense in 2023 consists of $186.0 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $78.0 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan. Expense in 2022 consists of $75.1 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $78.0 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan.
[3]	Expense in 2024 consists of $3.4 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $2.5 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan. Expense in 2023 consists of $17.2 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $102.8 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan. Expense in 2022 consists of $23.8 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $182.1 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan.
[4]	Expense in 2024, 2023, and 2022 was related to stock awards granted under the Community Corporation 2021 Omnibus Equity Incentive Plan.

The table below shows the First Community Corporation 2021 Omnibus Equity Incentive Plan (“2021 Incentive Plan”) initial reserve at May 19, 2021; stock awards granted under the 2021 Incentive Plan from its inception through December 31, 2024; and the remaining reserve under such plan at December 31, 2024.

Note 18—STOCK OPTIONS, RESTRICTED STOCK, RESTRICTED STOCK UNITS, AND DEFERRED COMPENSATION (Continued)

(In shares / units)
First Community Corporation 2021 Omnibus Equity Incentive Plan	2024
Initial reserve – May 19, 2021	225,000
Shares / units granted
Time-based restricted stock units - officer	(39,395)
Performance-based restricted stock units – officer[1]	(48,613)
Restricted stock – officer	(2,666)
Restricted stock – director	(28,413)
Remaining reserve – December 31, 2024	105,913

[1]	Performance-based restricted stock units are initially granted and expensed at target levels; however, they are reserved at maximum levels. The maximum level for 2024 was 91,361.

Note 19—EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the years ended December 31, 2024, 2023 and 2022, the plan expense amounted to $698 thousand, $659 thousand, and $608 thousand, respectively. The Company matches 100% of the employee’s contribution up to 3% and 50% of the employee’s contribution on the next 2% of the employee’s contribution.

The Company acquired various single premium life insurance policies from DutchFork Bancshares that are used to indirectly fund fringe benefits to certain employees and officers. A salary continuation plan was established payable for two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years for two individuals.

The Company acquires various life insurance policies to fund fringe benefits to certain key employees. The cash surrender value at December 31, 2024 and 2023 of all bank owned life insurance was $31.0 million and $30.2 million, respectively. Expenses accrued for the anticipated benefits under the salary continuation plans for the year ended December 31, 2024, 2023 and 2022 amounted to $417 thousand, $482 thousand, and $492 thousand, respectively.

Note 20—EARNINGS PER COMMON SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Year ended December 31,
(Amounts in thousands)	2024	2023	2022
Numerator (Included in basic and diluted earnings per share)	$13,955	$11,843	$14,613
Denominator
Weighted average common shares outstanding for:
Basic earnings per common share	7,617	7,568	7,529
Dilutive securities:
Deferred compensation	85	79	79
Diluted common shares outstanding	7,702	7,647	7,608
Basic earnings per common share	$1.83	$1.56	$1.94
Diluted earnings per common share	$1.81	$1.55	$1.92
The average market price used in calculating assumed number of shares	$19.79	$18.70	$19.52

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

Note 21—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

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

The Bank exceeded the minimum regulatory capital ratios at December 31, 2024 and 2023, as set forth in the following table:

(In thousands)	Minimum Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank(1)(2):
December 31, 2024
Risk Based Capital
Tier 1	$76,653	6.0%	$164,397	12.9%	$87,744	6.9%
Total Capital	$102,204	8.0%	$178,034	13.9%	$75,830	5.9%
CET1	$57,490	4.5%	$164,397	12.9%	$106,907	8.4%
Tier 1 Leverage	$78,274	4.0%	$164,397	8.4%	$86,123	4.4%
December 31, 2023
Risk Based Capital
Tier 1	$73,696	6.0%	$153,859	12.5%	$80,163	6.5%
Total Capital	$98,261	8.0%	$166,752	13.6%	$68,491	5.6%
CET1	$55,272	4.5%	$153,859	12.5%	$98,587	8.0%
Tier 1 Leverage	$72,830	4.0%	$153,859	8.5%	$81,029	4.5%

(1)	As a small bank holding company, the Company is generally not subject to the capital requirements unless otherwise advised by the Federal Reserve.

(2)	Ratios do not include the capital conservation buffer of 2.5%.

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

Note 22—PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2024	2023
Assets:
Cash on deposit	$4,061	$3,590
Investment in bank subsidiary	153,894	140,746
Other	1,759	1,941
Total assets	$159,714	$146,277
Liabilities:
Junior subordinated debentures	$14,964	$14,964
Other	256	254
Total liabilities	15,220	15,218
Shareholders’ equity	144,494	131,059
Total liabilities and shareholders’ equity	$159,714	$146,277

Condensed Statements of Operations

	Year ended December 31,
(Dollars in thousands)	2024	2023	2022
Income:
Interest and dividend income	$38	$37	$21
Equity in undistributed earnings of subsidiary	10,416	8,495	11,431
Dividend income from bank subsidiary	5,627	5,357	4,463
Total income	16,081	13,889	15,915
Expenses:
Interest expense	1,217	1,187	675
Other	1,484	1,419	974
Total expense	2,701	2,606	1,649
Income before taxes	13,380	11,283	14,266
Income tax benefit	(575)	(560)	(347)
Net income	$13,955	$11,843	$14,613

Note 22—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$13,955	$11,843	$14,613
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(10,416)	(8,495)	(11,431)
Other-net	229	(545)	232
Net cash provided by operating activities	3,768	2,803	3,414
Cash flows from investing activities:
Purchase of investments at cost	(45)	(80)	(188)
Net cash used in investing activities	(45)	(80)	(188)
Cash flows from financing activities:
Dividends paid: common stock	(4,415)	(4,235)	(3,913)
(Cost of) Proceeds from issuance of common stock	(104)	(28)	28
Dividend Reinvestment Plan	410	438	388
Change in non-vested restricted stock	160	180	507
Restricted stock units granted	816	763	1,447
Restricted shares surrendered	(119)	(121)	(42)
Deferred compensation shares	—	—	(1,106)
Net cash used in financing activities	(3,252)	(3,003)	(2,691)
Increase (decrease) in cash and cash equivalents	471	(280)	535
Cash and cash equivalents at beginning of year	3,590	3,870	3,335
Cash and cash equivalents at end of year	$4,061	$3,590	$3,870

Note 23—DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company as of December 31, 2024 and 2023:

	2024
	Notional	Fair Value
(Dollars in thousands)	Amount	Assets	Liabilities
Fair Value Hedges:
Interest rate contracts
Pay fixed, receive variable – loans	$150,000	$896	$—
Total derivatives	$150,000	$896	$—

	2023
	Notional	Fair Value
(Dollars in thousands)	Amount	Assets	Liabilities
Fair Value Hedges:
Interest rate contracts
Pay fixed, receive variable – loans	$150,000	$1,069	$—
Total derivatives	$150,000	$1,069	$—

Note 23—DERIVATIVES (Continued)

The above derivative is under a master netting arrangement. However, as of December 31, 2024 and 2023, there were no other outstanding derivative contracts. The net fair value of the hedged item and derivative item is recorded in other assets in the statement of financial condition. The following represents the carrying value of hedged items in fair value hedging relationships:

	Hedge Asset	Hedge Basis Adjustment
(Dollars in thousands)	Basis	Designated	Discounted
2024
Fair Value Hedges:
Interest rate contracts
Commercial real estate loans	$900	$—	$—
Total	$900	$—	$—

2023
Fair Value Hedges:
Interest rate contracts
Commercial real estate loans	$900	$—	$—
Total	$900	$—	$—

During the year ended December 31, 2024, income on interest settlements totaled $2.4 million. Changes in the fair value of the hedged item of $907 thousand was mostly offset by changes in the fair value of the swap derivative of $896 thousand. The residual was a result of hedge ineffectiveness and recorded in other income on the consolidated statement of operations. No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing. No hedges were terminated during the year ended December 31, 2024.

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

Note 24—REPORTABLE SEGMENTS

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by the Bank President and CEO, who is the Chief Operating Decision Maker. (CODM). The CODM regularly reviews the performance of the Company’s four reportable segments, which are detailed below:

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

To monitor the performance of the four reportable segments, the CODM reviews monthly reports for the product lines. These monthly reports include various volume metrics, as well as revenue versus budget, salaries versus budget, and net income. He uses the data reviewed to determine how to allocate future resources.

The following tables present selected financial information for the Company’s reportable business segments for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

Year ended December 31, 2024 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$82,274	$7,111	$—	$5,664	$(5,627)	$89,422
Interest expense	33,543	2,622	—	1,217	—	37,382
Net interest income	$48,731	$4,489	$—	$4,447	$(5,627)	$52,040
Provision for credit losses	351	458	—	—	—	809
Noninterest income	5,455	2,368	6,181	—	—	14,004
Salaries and employee benefits	22,321	2,975	3,373	594	—	29,263
Other noninterest expense	15,896	757	659	890	—	18,202
Total Noninterest expense	$38,217	$3,732	$4,032	$1,484	$—	$47,465
Net income (loss) before taxes	$15,618	$2,667	$2,149	$2,963	$(5,627)	$17,770
Income tax expense (benefit)	4,390	—	—	(575)	—	3,815
Net income (loss)	$11,228	$2,667	$2,149	$3,538	$(5,627)	$13,955

Note 24—REPORTABLE SEGMENTS (Continued)
Year ended December 31, 2023 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$68,874	$3,787	$—	$5,393	$(5,357)	$72,697
Interest expense	21,478	1,140	—	1,187	—	23,805
Net interest income	$47,396	$2,647	$—	$4,206	$(5,357)	$48,892
Provision for credit losses	677	452	—	—	—	1,129
Noninterest income	4,496	1,414	4,511	—	—	10,421
Salaries and employee benefits	19,864	2,867	2,537	596	—	25,864
Other noninterest expense	15,272	610	575	823	—	17,280
Total Noninterest expense	$35,136	$3,477	$3,112	$1,419	$—	$43,144
Net income before taxes	$16,079	$132	$1,399	$2,787	$(5,357)	$15,040
Income tax expense (benefit)	3,757	—	—	(560)	—	3,197
Net income	$12,322	$132	$1,399	$3,347	$(5,357)	$11,843

Year ended December 31, 2022 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$49,238	$1,858	$—	$4,484	$(4,463)	$51,117
Interest expense	2,403	96	—	675	—	3,174
Net interest income	$46,835	$1,762	$—	$3,809	$(4,463)	$47,943
Provision for (release of) credit losses	(392)	240	—	—	—	(152)
Noninterest income	5,184	1,906	4,479	—	—	11,569
Salary and benefits	19,552	2,983	2,364	458	—	25,357
Other non-interest expense	14,077	706	597	516	—	15,896
Total noninterest expense	$33,629	$3,689	$2,961	$974	$—	$41,253
Net income before taxes	$18,782	$(261)	$1,518	$2,835	$(4,463)	$18,411
Income tax expense (benefit)	4,145	—	—	(347)	—	3,798
Net income	$14,637	$(261)	$1,518	$3,182	$(4,463)	$14,613

(Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of December 31, 2024	$1,812,215	$144,616	$6	$185,173	$(183,989)	$1,958,021

Total Assets as of December 31, 2023	$1,727,245	$99,310	$5	$174,468	$(173,340)	$1,827,688

Note 25—SUBSEQUENT EVENTS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, in accordance with Rule 13a-15 of the Exchange Act. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2024, were effective to provide reasonable assurance regarding our control objectives.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2024, the Company maintained effective internal control over financial reporting based on those criteria.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Trading Plans

During the three months ended December 31, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2024 in connection with our 2025 annual meeting of shareholders. The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2025 annual meeting of shareholders to be held on May 21, 2025.

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

Item 11. Executive Compensation.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2024 in connection with our 2025 annual meeting of shareholders. The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2025 annual meeting of shareholders to be held on May 21, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

There are no outstanding options as of December 31, 2024.

The additional information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2024 in connection with our 2025 annual meeting of shareholders. The information required by this Item 12 is set forth under “Security Ownership of Certain Beneficial Owners and Management” and hereby incorporated by reference from our proxy statement for our 2024 annual meeting of shareholders to be held on May 21, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2024 in connection with our 2025 annual meeting of shareholders. The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2025 annual meeting of shareholders to be held on May 21, 2025.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2024, in connection with our 2025 annual meeting of shareholders. The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2025 annual meeting of shareholders to be held on May 21, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2024 and 2023

•	Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022

•	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

•	Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(a)(3) Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

Exhibit Index

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of April 11, 2017, by and between First Community Corporation and Cornerstone Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 12, 2017).
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 27, 2011).
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 23, 2019).
3.3	Amended and Restated Bylaws dated May 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 22, 2019).
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the period ended December 31, 2019).
10.1	Dividend Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009, April 20, 2011, File No. 333-173612, and January 31, 2019, File No. 333-229442).**
10.2	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 3, 2006).**
10.3	Form of Deferred Compensation Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on October 4, 2006).
10.4	First Community Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2021).
10.5	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.6	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.7	Employment Agreement by and between Robin D. Brown and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.8	Amended and Restated Employment Agreement by and between J. Ted Nissen and First Community Corporation effective July 1, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on July 1, 2024).**
10.9	Employment Agreement by and between Tanya A. Butts and First Community Corporation dated April 22, 2019 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the period ended December 31, 2019).**
10.10	Employment Agreement by and between Donald Shawn Jordan and First Community Corporation dated November 12, 2019 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the period ended December 31, 2019).**
10.11	First Community Corporation 2011 Stock Incentive Plan and Form of Stock Option Agreement and Form of Restricted Stock Agreement (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with April 7, 2011).**
10.12	Amendment No. 1 to the First Community Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 22, 2016).**
10.13	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 22, 2016).**
10.14	First Community Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 16, 2019).**
10.15	First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 (File No. 333-257550) filed with the SEC on June 30, 2021)**
10.16	Form of Time-based Restricted Stock Unit Agreement under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 16, 2022)**
10.17	Form of Performance-based Restricted Stock Unit Agreement under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 16, 2022)**

Exhibit No.	Description of Exhibit
10.18	Form of Restricted Stock Agreement for Directors under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 16, 2022)**
10.19	Form of Restricted Stock Agreement for Employees under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on February 16, 2022)**
10.20	Employment Agreement by and between Vaughan R. Dozier, Jr. and First Community Corporation dated January 1, 2024
10.21	Employment Agreement by and between Joseph A.(Drew) Painter. and First Community Corporation dated January 1, 2024
10.22	Form of Time-based Restricted Stock Unit Agreement under the First Community Corporation 2021 Omnibus Equity Incentive Plan*,**
10.23	Form of Performance-based Restricted Stock Unit Agreement under the First Community Corporation 2021 Omnibus Equity Incentive Plan*,**
10.24	Form of Restricted Stock Agreement for Directors under the First Community Corporation 2021 Omnibus Equity Incentive Plan*,**
10.25	Form of Restricted Stock Agreement for Employees under the First Community Corporation 2021 Omnibus Equity Incentive Plan*,**
10.26	Employment Agreement by and between Sarah T. Donley and First Community Corporation dated January 1, 2025*,**
19.1	First Community Corporation Insider Trading Policy*
21.1	Subsidiaries of the Company.*
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.*
24.1	Power of Attorney (contained on the signature page hereto).*
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*
32	Section 1350 Certifications.*
97#	First Community Corporation Clawback Policy, effective September 19, 2023.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to the Consolidated Financial Statements.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

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
126

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2025	FIRST COMMUNITY CORPORATION

	By:	/s/ Michael C. Crapps
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

Signature	Title	Date

/s/ Thomas C. Brown	Director	March 14, 2025
Thomas C. Brown

/s/ Chimin J. Chao	Director and Chairman of the Board	March 14, 2025
Chimin J. Chao

/s/ Michael C. Crapps	Director, President, & Chief Executive Officer	March 14, 2025
Michael C. Crapps	(Principal Executive Officer)

/s/ W. James Kitchens, Jr.	Director and Vice Chairman of the Board	March 14, 2025
W. James Kitchens, Jr.

/s/ Ray E. Jones	Director	March 14, 2025
Ray E. Jones

/s/ Jan H. Hollar	Director	March 14, 2025
Jan H. Hollar

/s/ Mickey Layden	Director	March 14, 2025
Mickey Layden

/s/ J. Ted Nissen	Director, Executive Vice President, & Chief Banking Officer	March 14, 2025
J. Ted Nissen

/s/ E. Leland Reynolds	Director	March 14, 2025
E. Leland Reynolds

/s/ Alexander Snipe, Jr.	Director	March 14, 2025
Alexander Snipe, Jr.

/s/ Jane Sosebee	Director	March 14, 2025
Jane Sosebee

/s/ Roderick M. Todd, Jr.	Director	March 14, 2025
Roderick M. Todd, Jr.

/s/ D. Shawn Jordan	Chief Financial Officer	March 14, 2025
D. Shawn Jordan	(Principal Financial and Accounting Officer)
127