Form 10-Q
period 2025-03-31
FIRST COMMUNITY CORP /SC/
filed 2025-05-09
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 9, 2025, 7,681,601 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
(Dollars in thousands, except par values)	2025	December 31,
	(Unaudited)	2024
ASSETS
Cash and due from banks	$26,614	$26,373
Interest-bearing bank balances	173,246	123,455
Investment securities available-for-sale	286,944	279,582
Investment securities held-to-maturity, fair value of $194,940 and $196,040 at March 31, 2025 and December 31, 2024, respectively, net of allowance for credit losses — investments	205,795	209,413
Other investments, at cost	2,894	2,679
Loans held-for-sale	7,052	9,662
Loans held-for-investment	1,251,980	1,220,542
Less, allowance for credit losses – loans	13,608	13,135
Net loans held-for-investment	1,238,372	1,207,407
Property and equipment – net	29,751	29,975
Lease right-of-use asset	2,406	2,477
Bank owned life insurance	31,175	30,973
Other real estate owned	437	543
Intangible assets	407	446
Goodwill	14,637	14,637
Other assets	19,641	20,399
Total assets	$2,039,371	$1,958,021
LIABILITIES
Deposits:
Non-interest bearing	$468,874	$462,717
Interest bearing	1,256,844	1,213,184
Total deposits	1,725,718	1,675,901
Securities sold under agreements to repurchase	129,812	103,110
Junior subordinated debt	14,964	14,964
Lease liability	2,579	2,646
Other liabilities	16,339	16,906
Total liabilities	1,889,412	1,813,527
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,681,601 at March 31, 2025 and 7,644,424 at December 31, 2024	7,682	7,644
Nonvested restricted stock and stock units	1,939	2,639
Additional paid in capital	94,626	93,834
Retained earnings	68,685	65,836
Accumulated other comprehensive loss	(22,973)	(25,459)
Total shareholders’ equity	149,959	144,494
Total liabilities and shareholders’ equity	$2,039,371	$1,958,021

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended March 31,
	2025	2024
Interest and dividend income:
Loans, including fees	$17,444	$15,550
Investment securities – taxable	3,808	4,189
Investment securities – non taxable	342	357
Other short-term investments and certificates of deposit	1,488	1,160
Total interest income	23,082	21,256
Interest expense:
Deposits	7,609	7,203
Securities sold under agreement to repurchase	814	609
Other borrowed money	269	1,367
Total interest expense	8,692	9,179
Net interest income	14,390	12,077
Provision for credit losses	437	129
Net interest income after provision for credit losses	13,953	11,948
Non-interest income:
Deposit service charges	221	259
Mortgage banking income	759	425
Investment advisory fees and non-deposit commissions	1,806	1,358
Other	1,196	1,142
Total non-interest income	3,982	3,184
Non-interest expense:
Salaries and employee benefits	7,657	7,101
Occupancy	777	790
Equipment	390	330
Marketing and public relations	514	566
FDIC insurance assessments	300	278
Other real estate expense, net	12	12
Amortization of intangibles	39	39
Other	3,065	2,689
Total non-interest expense	12,754	11,805
Net income before tax	5,181	3,327
Income tax expense	1,184	730
Net income	$3,997	$2,597

Basic earnings per common share	$0.52	$0.34
Diluted earnings per common share	$0.51	$0.34

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2025	2024
Net income	$3,997	$2,597
Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of tax expense of $572 and $80, respectively	2,156	408
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $88 and $91, respectively	330	341
Other comprehensive income	2,486	749
Comprehensive income	$6,483	$3,346

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Loss	Total
Balance, December 31, 2023	7,606	$7,606	$93,167	$2,181	$56,296	$(28,191)	$131,059
Net income	—	—	—	—	2,597	—	2,597
Other comprehensive income net of tax expense of $11	—	—	—	—	—	749	749
Issuance of common stock-share based compensation	9	9	160	(273)	—	—	(104)
Issuance of restricted stock	14	14	228	(242)	—	—	—
Grant restricted stock units	—	—	—	70	—	—	70
Amortization of compensation on restricted stock	—	—	—	184	—	—	184
Shares forfeited	(6)	(6)	(97)	—	—	—	(103)
Dividends: Common ($0.14 per share)	—	—	—	—	(1,063)	—	(1,063)
Dividend reinvestment plan	6	6	98	—	—	—	104
Balance, March 31, 2024	7,629	$7,629	$93,556	$1,920	$57,830	$(27,442)	$133,493

Balance, December 31, 2024	7,644	$7,644	$93,834	$2,639	$65,836	$(25,459)	$144,494
Net income	—	—	—	—	3,997	—	3,997
Other comprehensive income net of tax expense of $661	—	—	—	—	—	2,486	2,486
Issuance of common stock-share based compensation	27	27	535	(492)	—	—	70
Issuance of restricted stock	19	19	486	(505)	—	—	—
Grant restricted stock units	—	—	—	93	—	—	93
Amortization of compensation on restricted stock	—	—	—	204	—	—	204
Shares forfeited	(12)	(12)	(321)	—	—	—	(333)
Dividends: Common ($0.15 per share)	—	—	—	—	(1,148)	—	(1,148)
Dividend reinvestment plan	4	4	92	—	—	—	96
Balance, March 31, 2025	7,682	$7,682	$94,626	$1,939	$68,685	$(22,973)	$149,959

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$3,997	$2,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	424	424
Net premium amortization on investment securities available-for-sale	(686)	(1,030)
Net premium amortization on investment securities held-to-maturity	(158)	(156)
Provision for credit losses	437	129
Origination of loans held-for-sale	(25,745)	(50,253)
Sale of loans held-for-sale	29,110	53,385
Gain on sale of loans held-for-sale	(755)	(418)
Amortization of intangibles	39	39
Gain on fair value of equity securities	(1)	(21)
Increase (decrease) in other assets	386	(912)
(Decrease) increase in other liabilities	(609)	918
Net cash provided by operating activities	6,439	4,702
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(9,789)	—
Purchase of other investment securities	(216)	—
Maturity/call of investment securities available-for-sale	5,842	9,236
Maturity/call of investment securities held-to-maturity	3,775	2,096
Proceeds from sale of other investment securities	—	1,316
Increase in loans	(31,426)	(23,308)
Proceeds from sale of other real estate owned	106	—
Purchase of property and equipment	(200)	(279)
Net cash used in investing activities	(31,908)	(10,939)
Cash flows from financing activities:
Increase in deposit accounts	49,817	67,066
Decrease in securities sold under agreements to repurchase	26,702	18,970
Repayment of advances from the Federal Home Loan Bank	—	(30,000)
Shares retired / forfeited	(333)	(103)
Dividends paid: Common Stock	(1,148)	(1,063)
Restricted Stock Units Granted	93	70
Cost of issuance of common stock-deferred compensation	70	(104)
Change in non-vested restricted stock	204	184
Dividend reinvestment plan	96	104
Net cash provided by financing activities	75,501	55,124
Net increase in cash and cash equivalents	50,032	48,887
Cash and cash equivalents at beginning of period	149,828	94,695
Cash and cash equivalents at end of period	$199,860	$143,582
Supplemental disclosure:
Cash paid during the period for:
Interest	$8,371	$8,703
Income taxes	$1	$(18)
Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities, net of tax	$2,728	$408
Amortization of unrealized losses on securities from transfer of available-for-sale securities to held-to-maturity, net of tax	$158	$341

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”) (collectively, the “Company”) present fairly in all material respects the Company’s financial position at March 31, 2025 and December 31, 2024, and the Company’s results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Quarterly Reports on Form 10-Q. The information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 should be referred to in connection with these unaudited interim financial statements.

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

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Three months
	Ended March 31,
(In thousands except average market price and per share data)	2025	2024
Numerator (Net income available to common shareholders)	$3,997	$2,597
Denominator
Weighted average common shares outstanding for:
Basic shares	7,648	7,601
Dilutive securities:
Deferred compensation shares	120	79
Diluted common shares outstanding	7,768	7,680
Earnings per common share:
Basic	$0.52	$0.34
Diluted	0.51	0.34
The average market price used in calculating assumed number of shares	$24.35	$17.78

Note 3 - Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below. As of March 31, 2025 and December 31, 2024, there was no allowance for credit losses on available-for-sale securities.

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2025
US Treasury securities	$25,662	$5	$(2,205)	$23,462
Government Sponsored Enterprises	2,500	—	(317)	2,183
Mortgage-backed securities	255,663	202	(13,878)	241,987
Small Business Administration pools	11,591	22	(299)	11,314
Corporate and other securities	8,755	—	(757)	7,998
Total	$304,171	$229	$(17,456)	$286,944

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2024
US Treasury securities	$15,822	$—	$(2,582)	$13,240
Government Sponsored Enterprises	2,500	—	(390)	2,110
Mortgage-backed securities	260,023	40	(15,859)	244,204
Small Business Administration pools	12,437	15	(373)	12,079
Corporate and other securities	8,755	—	(806)	7,949
Total	$299,537	$55	$(20,010)	$279,582

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Mortgage-backed securities	$102,914	$—	$(6,971)	$95,943
State and local government	102,881	1	(3,885)	98,997
Total	$205,795	$1	$(10,856)	$194,940

(Dollars in thousands)	Amortized Cost Net of Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Mortgage-backed securities	$105,563	—	(8,645)	$96,918
State and local government	103,850	—	(4,728)	99,122
Total	$209,413	—	(13,373)	$196,040

There were no gross realized gains or gross realized losses from the sale of available-for-sale investment securities during the three months ended March 31, 2025 and 2024.

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

Changes in the allowance for credit loss are recorded as provision for (or release of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2025 and December 31, 2024, there was no allowance for credit loss related to the available-for-sale securities portfolio.

The following tables show gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of March 31, 2025.

March 31, 2025	Less than 12 months		12 months or more		Total
Available-for-sale securities:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
US Treasury securities	$—	$—	$13,624	$2,205	$13,624	$2,205
Government Sponsored Enterprises	—	—	2,183	317	2,183	317
Mortgage-backed securities	7,870	15	214,923	13,863	222,793	13,878
Small Business Administration pools	1,049	3	7,656	296	8,705	299
Corporate and other securities	—	—	7,985	757	7,985	757
Total	$8,919	$18	$246,371	$17,438	$255,290	$17,456

The following table shows gross unrealized losses by fair values of available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of December 31, 2024.

December 31, 2024	Less than 12 months		12 months or more		Total
Available-for-sale securities:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
US Treasury securities	$—	$—	$13,240	$2,585	$13,240	$2,582
Government Sponsored Enterprises	—	—	2,110	390	2,110	390
Mortgage-backed securities	14,310	150	216,452	15,709	230,762	15,859
Small Business Administration pools	1,279	2	8,554	371	9,833	373
Corporate and other securities	1,488	263	6,449	543	7,937	806
Total	$17,077	$415	$246,805	$19,595	$263,882	$20,010

The following table shows a roll forward of the allowance for credit losses on held to maturity securities for the three months ended March 31, 2025 and 2024.

Three Months
Ended
(Dollars in thousands)	March 31, 2025
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2024	$23
Provision for credit losses	1
Ending balance, March 31, 2025	$24

Three Months
Ended
(Dollars in thousands)	March 31, 2024
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2023	$30
Release of credit losses	(1)
Ending balance, March 31, 2024	$29

At March 31, 2025, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual at March 31, 2025.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The held-to-maturity portfolio consists of mortgage-backed and municipal securities. Securities are generally rated BBB- or higher. Securities are analyzed individually to establish an allowance for credit losses on held-to-maturity securities.

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

All the mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS as of March 31, 2025 and December 31, 2024. The state and local governments securities held by the Company are highly rated by major rating agencies.

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings (Moody’s) on a quarterly basis. In the event that Moody’s does not provide a rating, the comparable S&P rating is used and converted to a Moody’s rating. The following table summarizes the amortized cost of debt securities held to maturity at March 31, 2025 and December 31, 2024, aggregated by credit quality indicators.

	As of	As of
(Dollars in thousands)	March 31, 2025	December 31, 2024
Rating:
Aaa	$145,456	$149,064
Aa1/Aa2/Aa3	55,310	55,318
A1/A2	5,053	5,055
Less: Allowance for Credit Losses on Held-to-Maturity Securities	24	23
Total	$205,795	$209,413

The following tables shows the amortized cost and fair value of investment securities at March 31, 2025 by expected maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

	Available-for-sale
March 31, 2025	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$10,307	$10,310
Due after one year through five years	15,749	15,451
Due after five years through ten years	31,813	28,386
Due after ten years	246,302	232,797
Total	$304,171	$286,944

	Held-To-Maturity
March 31, 2025	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$10,698	$10,620
Due after one year through five years	52,972	51,564
Due after five years through ten years	62,229	59,742
Due after ten years	79,920	73,038
Allowance for Credit Losses on Held-to-Maturity Securities	(24)	(24)
Total	$205,795	$194,940

Note 4 - Loans

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $2.1 million and $2.1 million as of March 31, 2025 and December 31, 2024, respectively.

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Commercial	$89,505	$86,616
Real estate:
Construction	150,270	152,155
Mortgage-residential	123,636	124,751
Mortgage-commercial	823,111	796,411
Consumer:
Home equity	44,896	42,304
Other	20,562	18,305
Total loans, net of deferred loan fees and costs	$1,251,980	$1,220,542

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2025:

	Term Loans by year of Origination
($ in thousands)	2021	2022	2023	2024	2025	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$19,976	$6,542	$7,813	$18,692	$3,689	$8,462	$24,326	$—	$89,500
Special mention	—	—	—	—	—	—	5	—	5
Total commercial	19,976	6,542	7,813	18,692	3,689	8,462	24,331	—	89,505

Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate construction
Pass	2,280	36,480	42,199	33,453	1,163	5,945	27,218	32	148,770
Special mention	—	—	1,500	—	—	—	—	—	1,500
Total real estate construction	2,280	36,480	43,699	33,453	1,163	5,945	27,218	32	150,270

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	4,995	31,742	48,669	16,364	2,042	16,842	871	1,354	122,879
Special mention	—	357	—	—	—	186	—	—	543
Substandard	—	—	—	—	—	214	—	—	214
Total real estate mortgage-residential	4,995	32,099	48,669	16,364	2,042	17,242	871	1,354	123,636

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	116,234	196,187	113,836	80,752	38,064	262,771	15,000	—	822,844
Special mention	—	—	—	—	—	201	—	—	201
Substandard	—	—	—	—	—	66	—	—	66
Total real estate mortgage-commercial	116,234	196,187	113,836	80,752	38,064	263,038	15,000	—	823,111

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - home equity
Pass	—	—	—	—	—	—	43,720	—	43,720
Special mention	—	—	—	—	—	—	113	—	113
Substandard	—	—	—	—	—	—	1,063	—	1,063
Total consumer - home equity	—	—	—	—	—	—	44,896	—	44,896

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	219	425	1,010	4,119	686	1,220	12,868	—	20,547
Special mention	—	—	13	—	—	—	—	—	13
Substandard	—	—	—	2	—	—	—	—	2
Total consumer - other	219	425	1,023	4,121	686	1,220	12,868	—	20,562

Current period gross write-offs	—	—	—	—	—	—	9	—	9

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024:

	Term Loans by year of Origination
($ in thousands)	2020	2021	2022	2023	2024	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$605	$20,288	$7,084	$8,336	$21,808	$8,100	$20,359	$36	$86,616
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total commercial	605	20,288	7,084	8,336	21,808	8,100	20,359	36	86,616

Current period gross write-offs	5	77	—	—	—	5	—	—	87
Real estate construction
Pass	—	2,295	44,290	44,022	27,213	6,231	28,104	—	152,155
Total real estate construction	—	2,295	44,290	44,022	27,213	6,231	28,104	—	152,155

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	9,240	5,191	32,422	28,983	14,492	8,012	872	24,775	123,987
Special mention	21	—	358	—	—	167	—	—	546
Substandard	—	—	—	—	—	218	—	—	218
Total real estate mortgage-residential	9,261	5,191	32,780	28,983	14,492	8,397	872	24,775	124,751

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	79,977	118,415	190,140	115,525	76,754	196,793	17,949	582	796,135
Special mention	—	—	—	—	—	207	—	—	207
Substandard	—	—	—	—	—	69	—	—	69
Total real estate mortgage-commercial	79,977	118,415	190,140	115,525	76,754	197,069	17,949	582	796,411

Current period gross write-offs	—	2	—	—	—	—	—	—	2

Consumer - home equity
Pass	—	—	—	—	—	—	41,081	—	41,081
Special mention	—	—	—	—	—	—	160	—	160
Substandard	—	—	—	—	—	—	1,063	—	1,063
Total consumer - home equity	—	—	—	—	—	—	42,304	—	42,304

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	22	251	607	1,128	4,359	1,225	10,696	—	18,288
Special mention	—	—	—	14	—	—	—	—	14
Substandard	—	—	—	—	3	—	—	—	3
Total consumer - other	22	251	607	1,142	4,362	1,225	10,696	—	18,305

Current period gross write-offs	—	—	—	—	7	—	88	—	95

The detailed activity in the allowance for credit losses and the recorded investment in loans receivable for the three months ended March 31, 2025 is shown below:

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at December 31, 2024	$994	$1,675	$1,639	$7,974	$568	$285	$13,135
Charge-offs	—	—	—	—	—	(9)	(9)
Recoveries	7	1	—	5	2	5	20
Provision for credit losses	50	68	42	213	32	57	462
Balance at March 31, 2025	$1,051	$1,744	$1,681	$8,192	$602	$338	$13,608

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at December 31, 2023	$935	$1,337	$1,122	$8,146	$472	$255	$12,267
Charge-offs	(24)	—	—	—	—	(25)	(49)
Recoveries	1	—	19	3	2	2	27
Provision for (release of) credit losses	29	246	53	(128)	(20)	34	214
Balance at March 31, 2024	$941	$1,583	$1,194	$8,021	$454	$266	$12,459

There were no loans modified for borrowers experiencing financial difficulty during the three months ended March 31, 2025. There were no loans modified for borrowers experiencing financial difficulty during the three months ended March 31, 2024.

The following table shows the amortized cost basis as of March 31, 2025 of the loans modified for borrowers experiencing financial difficulty segregated by loan category and describes the financial effect of the modification made for a borrower experiencing financial difficulty.

	March 31, 2025
(Dollars in thousands)	Amortized cost basis	% of Total Loan Type	Financial effect
Real Estate Mortgage Residential	354	0.29%	Deferred monthly payments that are added to the end of the original loan term
Real Estate Mortgage Residential	213	0.17%	Deferred interest payments added to principal balance, re-amortized loan
Total Loans	$567	$0.46%

The following table depicts the performance of loans that have been modified in the last 12 months.

(Dollars in thousands)		30-89 Days	Greater than 90 Days
March 31, 2025	Current	Past Due	Past Due
Real Estate Mortgage Residential	$567	$—	$—
Total Loans	$567	$—	$—

The following tables are by loan category and present loans past due and on non-accrual status as of March 31, 2025 and December 31, 2024.

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
March 31, 2025	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$100	$—	$—	$—	$100	$89,405	$89,505
Real estate:
Construction	—	—	—	—	—	150,270	150,270
Mortgage-residential	295	—	—	213	508	123,128	123,636
Mortgage-commercial	1,132	—	—	—	1,132	821,979	823,111
Consumer:
Home equity	201	—	—	2	203	44,693	44,896
Other	3	—	6	—	9	20,553	20,562
	$1,731	$—	$6	$215	$1,952	$1,250,028	$1,251,980

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2024	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$61	$—	$—	$—	$61	$86,555	$86,616
Real estate:
Construction	—	—	—	—	—	152,155	152,155
Mortgage-residential	14	—	—	217	231	124,520	124,751
Mortgage-commercial	—	87	—	—	87	796,324	796,411
Consumer:
Home equity	—	391	45	2	438	41,866	42,304
Other	1	—	3	—	4	18,301	18,305
	$76	$478	$48	$219	$821	$1,219,721	$1,220,542

The following table is a summary of the Company’s non-accrual loans by major categories for the periods indicated.

	March 31, 2025
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$—	$—
Real estate:
Construction	—	—	—
Mortgage-residential	—	213	213
Mortgage-commercial	—	—	—
Consumer:
Home equity	—	2	2
Other	—	—	—
Total	$—	$215	$215

	December 31, 2024
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$—	$—
Real estate:
Construction	—	—	—
Mortgage-residential	—	217	217
Mortgage-commercial	—	—	—
Consumer:
Home equity	—	2	2
Other	—	—	—
Total	$—	$219	$219

The Company recognized $11,400 of interest income on non-accrual loans during the three months ended March 31, 2025, and the Company recognized $10,100 of interest income on non-accrual loans during the three months ended March 31, 2024.

For the three months ended March 31, 2025 and March 31, 2024 less than $1,000 of accrued interest was written off by reversing interest income.

There were no collateral dependent loans that were individually evaluated at March 31, 2025 and December 31, 2024.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments is separately classified on the balance sheet within Other Liabilities and was $456,000 and $409,000 at March 31, 2025 and December 31, 2024, respectively.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2025 and March 31, 2024.

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2024	$480
Release of allowance for unfunded commitments	(24)
Balance, March 31, 2025	$456

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2023	$597
Release of allowance for unfunded commitments	(85)
Balance, March 31, 2024	$512

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

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$199,860	$199,860	$199,860	$—	$—
Available-for-sale securities	286,944	286,944	—	286,944	—
Held-to-maturity securities, net of allowance for credit losses	205,795	194,940	—	194,940	—
Other investments, at cost	2,894	2,894	—	—	2,894
Loans held for sale	7,052	7,052	—	7,052	—
Derivative financial instruments	457	457	—	457	—
Net loans receivable	1,238,372	1,191,503	—	—	1,191,503
Accrued interest receivable	6,076	6,076	6,076	—	—
Financial liabilities:
Non-interest bearing demand	$468,874	$468,874	$—	$468,874	$—
Interest bearing demand deposits and money market accounts	804,313	804,313	—	804,313	—
Savings	112,708	112,708	—	112,708	—
Time deposits	339,823	335,309	—	335,309	—
Total deposits	1,725,718	1,721,204	—	1,721,204	—
Federal Home Loan Bank Advances	—	—	—	—	—
Short term borrowings	129,812	129,812	—	129,812	—
Junior subordinated debentures	14,964	13,016	—	13,016	—
Accrued interest payable	4,896	4,896	4,896	—	—

	December 31, 2024
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$149,828	$149,828	$149,828	$—	$—
Available-for-sale securities	279,582	279,582	—	279,582	—
Held-to-maturity securities	209,413	196,040	—	196,040	—
Other investments, at cost	2,679	2,679	—	—	2,679
Loans held for sale	9,662	9,662	—	9,662	—
Derivative financial instruments	896	896	—	896	—
Net loans receivable	1,207,407	1,160,013	—	—	1,160,013
Accrued interest receivable	6,084	6,084	6,084	—	—
Financial liabilities:
Non-interest bearing demand	$462,717	$462,717	$—	$462,717	$—
Interest bearing demand deposits and money market accounts	770,595	770,595	—	770,595	—
Savings	113,928	113,928	—	113,928	—
Time deposits	328,661	321,258	—	321,258	—
Total deposits	1,675,901	1,668,498	—	1,668,498	—
Federal Home Loan Bank Advances	—	—	—	—	—
Short term borrowings	103,110	103,110	—	103,110	—
Junior subordinated debentures	14,964	13,042	—	13,042	—
Accrued interest payable	4,666	4,666	4,666	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2025 and December 31, 2024 that are measured on a recurring basis. There were no liabilities carried at fair value as of March 31, 2025 and December 31, 2024 that are measured on a recurring basis.

(Dollars in thousands)	March 31, 2025
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury securities	$23,462	$—	$23,462	$—
Government Sponsored Enterprises	2,183	—	2,183	—
Mortgage-backed securities	241,987	—	241,987	—
Small Business Administration pools	11,314	—	11,314	—
Corporate and other securities	7,998	—	7,998	—
Total Available-for-sale securities	286,944	—	286,944	—
Derivative financial instruments	457	—	457	—
Loans held for sale	7,052	—	7,052	—
Total	$294,453	$—	$294,453	$—

(Dollars in thousands)	December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury securities	$13,240	$—	$13,240	$—
Government Sponsored Enterprises	2,110	—	2,110	—
Mortgage-backed securities	244,204	—	244,204	—
Small Business Administration pools	12,079	—	12,079	—
Corporate and other securities	7,949	—	7,949	—
Total Available-for-sale securities	279,582	—	279,582	—
Derivative financial instruments	896	—	896	—
Loans held for sale	9,662	—	9,662	—
Total	$290,140	$—	$290,140	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2025 and December 31, 2024 that are measured on a non-recurring basis. There were no Level 3 financial instruments as of March 31, 2025 and December 31, 2024 measured on a recurring basis.

(Dollars in thousands)	March 31, 2025
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:
Construction	$144	$—	$—	$144
Mortgage-commercial	293	—	—	293
Total other real estate owned	437	—	—	437
Total	$437	$—	$—	$437

(Dollars in thousands)	December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:
Construction	$144	$—	$—	$144
Mortgage-commercial	399	—	—	399
Total other real estate owned	543	—	—	543
Total	$543	$—	$—	$543

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

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of March 31, 2025	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$437	Appraisal Value/Comparison Sales/Other estimates	Appraisals and/or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2024	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$543	Appraisal Value/Comparison Sales/Other estimates	Appraisals and/or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 6 - Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Non-interest bearing demand deposits	$468,874	$462,717
Interest bearing demand deposits and money market accounts	804,313	770,595
Savings	112,708	113,928
Time deposits of $250,000 or less	246,416	239,643
Time deposits greater than $250,000	93,407	89,018
Total deposits	$1,725,718	$1,675,901

Time deposits of $250,000 or less include $10.4 million and $10.4 million in brokered deposits as of March 31, 2025 and December 31, 2024, respectively.

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

The following tables present selected financial information for the Company’s reportable business segments for the three months ended March 31, 2025 and March 31, 2024.

(Dollars in thousands)	Commercial		Investment
Three months ended March 31, 2025	and Retail	Mortgage	Advisory and
	Banking	Banking	Non-Deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$20,973	$2,100	$—	$1,432	$(1,423)	$23,082
Interest expense	7,756	667	—	269	—	8,692
Net interest income	$13,217	$1,433	$—	$1,163	$(1,423)	$14,390
Provision for (release of) credit losses	462	(25)	—	—	—	437
Noninterest income	1,417	759	1,806	—	—	3,982
Salaries and employee benefits	5,599	841	983	234	—	7,657
Other noninterest expense	4,288	246	177	386	—	5,097
Total noninterest expense	9,887	1,087	1,160	620	—	12,754
Net income before taxes	$4,285	$1,130	$646	$543	$(1,423)	$5,181
Income tax provision (benefit)	1,369	—	—	(185)	—	1,184
Net income	$2,916	$1,130	$646	$728	$(1,423)	$3,997

(Dollars in thousands)	Commercial		Investment
Three months ended March 31, 2024	and Retail	Mortgage	Advisory and
	Banking	Banking	Non-Deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$19,799	$1,447	$—	$1,379	$(1,369)	$21,256
Interest expense	8,311	560	—	308	—	9,179
Net interest income	$11,488	$887	$—	$1,071	$(1,369)	$12,077
(Release of) provision for credit losses	(10)	139	—	—	—	129
Noninterest income	1,399	427	1,358	—	—	3,184
Salaries and employee benefits	5,530	643	768	160	—	7,101
Other noninterest expense	4,164	189	156	195	—	4,704
Total noninterest expense	9,694	832	924	355	—	11,805
Net income before taxes	$3,203	$343	$434	$716	$(1,369)	$3,327
Income tax provision (benefit)	883	—	—	(153)	—	730
Net income	$2,320	$343	$434	$869	$(1,369)	$2,597

The table below presents total assets for the Company’s reportable business segments as of March 31, 2025 and December 31, 2024.

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	Advisory and
	Banking	Banking	Non-Deposit	Corporate	Eliminations	Consolidated
Total Assets as of March 31, 2025	$1,897,226	$140,708	$4	$184,910	$(183,477)	$2,039,371
Total Assets as of December 31, 2024	$1,812,215	$144,616	$6	$185,173	$(183,989)	$1,958,021

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

The interest rate swap had a notional amount of $150.0 million at March 31, 2025 and December 31, 2024 and a positive fair value of $457 thousand and $896 thousand at March 31, 2025 and December 31, 2024, respectively. All changes in fair value are recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

Note 9 - Leases

The Company has operating leases on three of its facilities at March 31, 2025 and December 31, 2024. All leases commenced prior to 2024. The three leases have maturities ranging from May 2027 to December 2038, some of which include extensions of multiple two-year terms. The following tables present information about the Company’s leases:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Right-of-use assets	$2,406	$2,477
Lease liabilities	$2,579	$2,646
Weighted average remaining lease term	11.08 years	11.21 years
Weighted average discount rate	4.22%	4.21%

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Operating lease cost	$97.4	$112.1
Cash paid for amounts included in the measurement of lease liabilities	$93.9	$105.2

The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2025.

(Dollars in thousands)
Year	Operating Leases
2025	$283
2026	386
2027	363
2028	303
2029	178
Thereafter	1,768
Total undiscounted lease payments	$3,281
Less effect of discounting	(702)
Present value of estimated lease payments (lease liability)	$2,579

Note 10 - Accumulated Other Comprehensive Loss

The following table presents the changes in each component or accumulated other comprehensive loss net of tax, for the three months ended March 31, 2025 and 2024.

March 31, 2025 (Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	(15,765)	(9,694)	(25,459)
Other comprehensive income	2,156	—	2,156
Amortization of unrealized loss on securities transferred to held-to-maturity	—	330	330
Net other comprehensive income during period	2,156	330	2,486
Balance at March 31, 2025	(13,609)	(9,364)	(22,973)

March 31, 2024 (Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	(17,135)	(11,056)	(28,191)
Other comprehensive income	408	—	408
Amortization of unrealized loss on securities transferred to held-to-maturity	—	341	341
Net other comprehensive income during period	408	341	749
Balance at March 31, 2024	(16,727)	(10,715)	(27,442)

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

Management has reviewed events occurring through the date the financial statements were available to be issued and no other subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2025 and the following:

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

Because of these and other risks and uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

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

Overview

The following discussion describes our results of operations for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 and analyzes our financial condition as of March 31, 2025 as compared to December 31, 2024. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb our estimate of expected credit losses on existing loans that may become uncollectible. We establish and maintain this allowance by recording a provision for or release of credit losses against our earnings. In the following section, we have included a detailed discussion of this process.

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

Industry Trends

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments, deposits and borrowings through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member banks’ deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. The target rate range of federal funds was 5.25% - 5.50% from July 26, 2023 to September 17, 2024. On September 18, 2024, the FOMC reduced the target range of federal funds by 0.50% to 4.75% - 5.00%. There were two additional 25 basis point cuts to the target rate range of federal funds during the fourth quarter of 2024, lowering the target rate range to 4.25% - 4.50% at March 31, 2025, compared to 5.25% - 5.50% at March 31, 2024. Changes in market interest rates can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. Furthermore, changes in market interest rates can have a significant impact on the level of mortgage originations and related mortgage banking income.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our unaudited consolidated financial statements as of March 31, 2025 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 14, 2025.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies. We have identified the determination of the allowance for credit losses, income taxes and deferred tax assets and liabilities, goodwill and other intangible assets, and derivative instruments to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management has reviewed and approved these critical accounting policies and estimates and has discussed these policies with our Audit and Compliance Committee. A brief discussion of each of these areas appears in our Annual Report on Form 10-K for the year ended December 31, 2024.

There have been no significant changes to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Comparison of Results of Operations for Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Net Income

Our net income for the three months ended March 31, 2025 increased $1.4 million to $4.0 million, or $0.51 diluted earnings per common share, as compared to $2.6 million, or $0.34 diluted earnings per common share, for the three months ended March 31, 2024. The $1.4 million increase in net income between the two periods is primarily due to a $2.3 million increase in net interest income and a $798,000 increase in total non-interest income, partially offset by a $308,000 increase in provision for credit losses, a $949,000 increase in total non-interest expense and a $454,000 increase in income tax expense.

•	The $2.3 million increase in net interest income results from a $126.0 million increase in average earning assets and a 0.34% increase in net interest margin between the two periods.

•	The $437,000 provision for credit losses during the three months ended March 31, 2025 was primarily due to a $473,000 increase in the allowance for credit losses – loans, partially offset by a decline of $25,000 in the allowance for credit losses - unfunded commitments. The increase in the allowance for credit losses – loans was primarily due to a $31.4 million increase in loans held-for-sale and a one basis point increase in our qualitative factors during the three months ended March 31, 2025.

•

The $129,000 provision for credit losses during the three months ended March 31, 2024 is primarily related to a $23.3 million increase in loans held-for-investment, which was partially offset by a $17.9 million decrease in unfunded commitments net of unconditionally cancellable commitments.

•	The $798,000 increase in non-interest income was primarily related to increases of $334,000 in mortgage banking income, $448,000 in investment advisory fees and non-deposit commissions, and $54,000 in other non-interest income, partially offset by a decrease of $38,000 in deposit service charges.

•	The $949,000 increase in non-interest expense is primarily due to increases of $556,000 in salaries and employee benefits, $60,000 in equipment, $22,000 in FDIC insurance assessments, and $376,000 in other non-interest expense, partially offset by decreases of $13,000 in occupancy and $52,000 in marketing and public relations.

•	Our effective tax rate was 22.85% during the three months ended March 31, 2025 compared to 21.94% during the three months ended March 31, 2024.

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

Net interest income increased $2.3 million, or 19.2%, to $14.4 million for the three months ended March 31, 2025 from $12.1 million for the three months ended March 31, 2024. Our net interest margin improved 34 basis points to 3.12% during the three months ended March 31, 2025 compared to 2.78% during the three months ended March 31, 2024. Our net interest margin, on a taxable equivalent basis, was 3.13% for the three months ended March 31, 2025 compared to 2.79% for the three months ended March 31, 2024. Average earning assets were $1.9 billion for the three months ended March 31, 2025 and $1.7 billion in the same period of 2024.

•	The $2.3 million increase in net interest income results from a $126.0 million increase in average earning assets and a 0.34% increase in net interest margin between the two periods.

•	The increase in average earning assets was primarily due to increases of $90.0 million in loans and $43.3 million in interest bearing deposits in other banks, partially offset by a decrease of $7.2 million in total securities.

•	The increase in our earning asset yield was due to a change in the mix of our earning assets from lower yielding securities to higher yielding loans and short-term investments, which resulted in a higher percentage of earning assets in higher yielding loans and short-term investments and due to an increase in the yield on our loans.

•	Investment securities represented 26.3% of average total earning assets for the three months ended March 31, 2025 compared to 28.6% during the same period in 2024. This decline was primarily due to normal investment roll-off being re-invested in higher-yielding loans rather than securities.
•	Short-term investments represented 7.5% of average total earning assets for the three months ended March 31, 2025 compared to 5.6% during the same period in 2024.
•	Loans represented 66.2% of average total earning assets for the three months ended March 31, 2025 compared to 65.8% during the same period in 2024.
•	During the third and fourth quarter of 2024, market interest rates decreased as the Federal Reserve cut the target rate range by 1.00%. The target rate range of federal funds was 4.25% - 4.50% at March 31, 2025 compared to 5.25% - 5.50% at March 31, 2024.
•	Effective May 5, 2023, we entered into Pay-Fixed Swap Agreement for a notional amount of $150.0 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Pay-Fixed Swap Agreement will mature on May 5, 2026 and we will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate. This interest rate swap positively impacted interest on loans by $288,000 during the three months ended March 31, 2025, compared to a positive impact of interest on loans of $649,000 during the three months ended March 31, 2024. Loan yields and net interest margin both benefited during the three months ended March 31, 2025 with an increase of 10 basis points and six basis points, respectively. Loan yields and net interest margin both benefited during the three months ended March 31, 2024 with an increase of 23 basis points and 15 basis points, respectively.

Average loans increased $90.0 million, or 7.8%, to $1.2 billion for the three months ended March 31, 2025 from $1.1 billion for the same period in 2024. Our loan (including loans held-for-sale) to deposit ratio on average during the three months ended March 31, 2025 was 74.2%, as compared to 75.5% during same period in 2024. The yield on loans increased 27 basis points to 5.71% during the three months ended March 31, 2025 from 5.44% during the same period in 2024 due to an increase in market interest rates.

Average securities for the three months ended March 31, 2025 decreased $7.2 million, or 1.4%, to $492.2 million from $499.4 million during the same period in 2024. Short-term investments and CDs increased $43.3 million to $140.6 million during the three months ended March 31, 2025 from $97.4 million during the same period in 2024. The increase in short-term investments was due to our decision to hold excess liquidity in interest bearing deposits at the Federal Reserve Bank. The yield on our securities portfolio declined to 3.42% for the three months ended March 31, 2025 from 3.66% for the same period in 2024. The yield on our short-term investments declined to 4.29% for the three months ended March 31, 2025 from 4.79%.

The yields on earning assets for the three months ended March 31, 2025 and 2024 were 5.00% and 4.90%, respectively.

The cost of interest-bearing liabilities was 2.58% during the three months ended March 31, 2025 compared to 2.88% during the same period in 2024. The cost of deposits, including demand deposits, was 1.85% during the three months ended March 31, 2025 compared to 1.90% during the same period in 2024. The cost of funds, including demand deposits, was 1.94% during the three months ended March 31, 2025 compared to 2.16% during the same period in 2024. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) plus customer cash management repurchase agreements as these accounts tend to be low-cost funding and assist us in controlling our overall cost of funds. Average pure deposits plus customer cash management repurchase agreements increased $143.4 million or 10.6% to $1.5 billion during the three months ended March 31, 2025 from $1.4 billion during the same period in 2024. During the three months ended March 31, 2025, pure deposits plus customer cash management repurchase agreements averaged 83.0% of total deposits plus customer cash management repurchase agreements as compared to 84.0% during the same period of 2024. This reduction is related to a higher rate of growth in our certificates of deposit compared to pure deposits due to the higher interest rate environment. The growth in certificates of deposit is related to customer certificates of deposit partially offset by a reduction in brokered certificates of deposit. As of March 31, 2025, we had $10.4 million in brokered certificates of deposit with an initial terms of 18 months. We had $10.4 million and $60.6 million in brokered certificates of deposit at December 31, 2024 and at March 31, 2024, respectively.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Three months ended March 31, 2025			Three months ended March 31, 2024
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans(1)	$1,239,225	$17,444	5.71%	$1,149,263	$15,550	5.44%
Non-taxable securities	46,986	342	2.95%	49,256	357	2.92%
Taxable securities	445,204	3,808	3.47%	450,112	4,189	3.74%
Int bearing deposits in other banks	140,548	1,487	4.29%	97,290	1,159	4.79%
Fed funds sold	63	1	6.44%	62	1	6.49%
Total earning assets	$1,872,026	$23,082	5.00%	$1,745,983	$21,256	4.90%
Cash and due from banks	24,632			24,383
Premises and equipment	29,874			30,472
Goodwill and other intangibles	15,063			15,221
Other assets	53,138			54,044
Allowance for credit losses - investments	(23)			(30)
Allowance for credit losses - loans	(13,217)			(12,357)
Total assets	$1,981,493			$1,857,716

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$331,897	$965	1.18%	$290,765	$678	0.94%
Money market accounts	440,282	3,319	3.06%	407,177	3,385	3.34%
Savings deposits	113,070	79	0.28%	116,379	114	0.39%
Time deposits	333,615	3,246	3.95%	283,933	3,026	4.29%
Fed funds purchased	2	—	0.00%	2	—	0.00%
Securities sold under agreements to repurchase	130,779	814	2.52%	87,056	609	2.81%
FHLB advances	—	—	NA %	83,736	1,059	5.09%
Other long-term debt	14,964	269	7.29%	14,964	308	8.28%
Total interest-bearing liabilities	$1,364,609	$8,692	2.58%	$1,284,012	$9,179	2.88%
Demand deposits	450,554			423,145
Allowance for credit losses - unfunded commitments	480			596
Other liabilities	19,113			17,983
Shareholders’ equity	146,737			131,980
Total liabilities and shareholders’ equity	$1,981,493			$1,857,716

Cost of deposits, including demand deposits			1.85%			1.90%
Cost of funds, including demand deposits			1.94%			2.16%
Net interest spread			2.42%			2.02%
Net interest income/margin		$14,390	3.12%		$12,077	2.78%
Net interest income/margin (tax equivalent)(2)		$14,441	3.13%		$12,117	2.79%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held-for-sale.
(2)	Based on a 21.0% marginal tax rate.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Three Months Ended March 31,
	2025 versus 2024
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$1,250	$644	$1,894
Non-taxable securities	(17)	2	(15)
Taxable securities	(45)	(336)	(381)
Interest bearing deposits in other banks	469	(141)	328
Total interest income	$1,657	$169	$1,826

Interest expense:
Interest-bearing transaction accounts	$105	$182	$287
Money market accounts	263	(329)	(66)
Savings deposits	(3)	(32)	(35)
Time deposits	499	(279)	220
Securities sold under agreements to repurchase	278	(73)	205
FHLB advances	(1,059)	—	(1,059)
Other long-term debt	—	(39)	(39)
Total interest expense	$83	$(570)	$(487)
Net interest income	$1,574	$739	$2,313

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended March 31, 2025 increased $798,000 to $4.0 million from $3.2 million during the same period in 2024. The $798,000 increase in non-interest income was primarily related to increases of $334,000 in mortgage banking income, $448,000 in investment advisory fees and non-deposit commissions, and $54,000 in other non-interest income, partially offset by a decrease of $38,000 in deposit service charges.

Mortgage banking income increased $334,000 to $759,000 during the three months ended March 31, 2025 from $425,000 during the same period in 2024. Total production in the mortgage line of business in the three months ended March 31, 2025 was $43.9 million, which was comprised of $25.8 million in secondary market loans, $4.0 million in adjustable rate mortgages (ARMs), and $14.1 million in commitments for new construction residential real estate loans. Fee revenue from the mortgage line of business was $759,000 for the three months ended March 31, 2025, which includes $755,000 associated with the secondary market loans with a gain-on-sale margin of 2.93%. This compares to production year-over-year of $36.6 million which was comprised of $13.1 million in secondary market loans, $9.7 million in ARMs, and $13.9 million in commitments for new construction residential real estate loans during the three months ended March 31, 2024. Fee revenue from the mortgage line of business was $425,000, which includes $418,000 associated with the secondary market loans with a gain-on-sale margin of 3.20% during the three months ended March 31, 2024.

Investment advisory fees rose $448,000 to $1.8 million during the three months ended March 31, 2025 from $1.4 million during the same period in 2024. Total assets under management decreased to $892.8 million at March 31, 2025 compared to $926.0 million at December 31, 2024 and increased compared to $832.9 million at March 31, 2024. The decline between December 31, 2024 and March 31, 2025 was driven by broad declines in the US stock market during the first quarter of 2025. Our net new assets under management were $21.5 million during the three months ended March 31, 2025. Furthermore, our investment performance for the three months ended March 31, 2025 was -5.9% compared to -4.6% for the S&P 500; and our investment performance for the 12-month period ended March 31, 2025 was 2.1% compared to 6.8% for the S&P 500. Our customers’ assets under management are allocated across a range of asset classes, including equities, bonds, and cash.

Other non-interest income increased $54,000 to $1.2 million during the three months ended March 31, 2025 from $1.1 million during the same period in 2024. The $54,000 increase was primarily due to increases in ATM debit card income of $36,000 and rental income of $22,000.

The following table shows the components of non-interest income for the three-month periods ended March 31, 2025 and March 31, 2024.

(Dollars in thousands)	Three months ended March 31,
	2025	2024
Deposit service charges	$221	$259
Mortgage banking income	759	425
Investment advisory fees and non-deposit commissions	1,806	1,358
ATM debit card income	695	659
Bank owned life insurance	202	195
Rental income	116	94
Other service fees including safe deposit box fees	62	60
Wire transfer fees	35	30
Other	86	104
Total	$3,982	$3,184

Non-interest expense increased $949,000 during the three months ended March 31, 2025 to $12.8 million compared to $11.8 million during the same period in 2024. The $949,000 increase in non-interest expense is primarily due to increases of $556,000 in salaries and employee benefits, $60,000 in equipment, $22,000 in FDIC insurance assessments, and $376,000 in other non-interest expense, partially offset by decreases of $13,000 in occupancy expense and $52,000 in marketing and public relations expense.

•	Salary and benefits expense increased $556,000 to $7.7 million during the three months ended March 31, 2025 from $7.1 million during the same period in 2024. This increase is primarily a result of normal salary adjustments, higher mortgage banking and financial planning and investment advisory commissions, and increased incentive accruals driven by stronger performance. We had 265 full-time employees and 17 part-time employees at March 31, 2025 compared to 263 full-time employees and 16 part-time employees at March 31, 2024.

•	Occupancy expense decreased $13,000 to $777,000 during the three months ended March 31, 2025 from $790,000 during the same period in 2024 primarily due to a decline in lease costs and janitorial services partially offset by higher building and yard maintenance.

•	FDIC assessments increased $22,000 to $300,000 during the three months ended March 31, 2025 compared to $278,000 during the same period in 2024 due to an increase in our FDIC assessment rate and our assets.

•	Equipment expense increased $60,000 to $390,000 during the three months ended March 31, 2025 from $330,000 during the same period in 2024 primarily due to higher equipment maintenance and repair costs.

•	Marketing and public relations costs declined $52,000 to $514,000 during the three months ended March 31, 2025 from $566,000 during the same period in 2024 primarily due to the timing of planned media production and campaigns. Marketing expenses, while planned and budgeted on an annual basis, can vary significantly between quarters depending on the needs of the company.

•	Other non-interest expense increased $376,000 to $3.1 million during the three months ended March 31, 2025 from $2.7 million during the same period in 2024.
-	Core banking and electronic processing and services increased $108,000 to $756,000 from $648,000 primarily due to higher customer activity and enhanced technology.
-	ATM/debit card processing increased $32,000 to $327,000 from $295,000 primarily due to higher customer activity and enhanced technology.
-	Software subscriptions and services increased $53,000 to $348,000 from $295,000 primarily due to new subscriptions and services and higher renewal prices.
-	Telephone expense declined $39,000 to $109,000 from $148,000 due to a change in our telecommunications vendor, which resulted in us paying two vendors for a portion of 2024.
-	Legal and professional fees increased $108,000 to $465,000 from $357,000 due to higher audit and legal expenses.
-	Shareholder expense increased $47,000 to $99,000 from $52,000 primarily due to additional holding company costs.

The following table shows the components of non-interest expense for the three-month periods ended March 31, 2025 and March 31, 2024.

(Dollars in thousands)	Three months ended March 31,
	2025	2024
Salaries and employee benefits	$7,657	$7,101
Occupancy	777	790
Equipment	390	330
Marketing and public relations	514	566
FDIC insurance assessments	300	278
Other real estate expense	12	12
Amortization of intangibles	39	39
Core banking and electronic processing and services*	756	669
ATM/debit card processing	327	295
Software subscriptions and services	348	295
Supplies	28	39
Telephone	109	148
Courier	88	74
Correspondent services	72	85
Insurance	108	99
Debit card and fraud losses	76	69
Investment advisory services	99	94
Loan processing and closing costs	59	63
Director fees	152	137
Legal and professional fees	465	357
Shareholder expense	99	52
Other	279	213
Total	$12,754	$11,805

*	Core banking and electronic processing and services includes core processing, bill payment, online banking, remote deposit capture, wire processing services and postage costs for mailing customer notices and statements.

Income Tax Expense

We incurred income tax expense of $1.2 million and $730,000 for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate was 22.85% and 21.94% for the three months ended March 31, 2025 and 2024, respectively.

Provision and Allowance for Credit Losses and Credit Metrics

Provision and Allowance for Credit Losses

The total allowance for credit losses (ACL) is composed of three parts: the ACL for loans, the ACL for unfunded commitments, and the ACL for HTM investments. The ACL for loans is further composed of the allowance for individually assessed loans, the allowance for collectively assessed expected losses, the allowance for collectively assessed qualitative adjustments, and the allowance for collectively assessed additional allowance. The allowance for collectively assessed qualitative adjustments is calculated using a set of qualitative factors, which at March 31, 2025 and December 31, 2024 included the following factors:

Qualitative Factors
(in basis points)	March 31,	December 31,	March 31,
	2025	2024	2024
Changes in lending policies and procedures	3	3	3
Changes in staff, markets, and products	5	5	5
Change in total of 30-89 days past due and other loans especially mentioned	1	1	1
Changes in the loan review system	2	2	2
Change in collateral value for non-collateral dependent loans	9	9	9
Changes in concentration of credits	11	11	11
Changes in the legal or regulatory requirements and competition	10	10	10
Data limitations	6	10	10
Model imprecision	14	14	14
Reasonable and supportable forecast alternative scenarios	20	15	17
Total Basis Points	81	80	82

The above qualitative factors, combined with the allowance for individually assessed loans, the allowance for collectively assessed expected losses, and the collectively assessed additional allowance, are used to calculate the total allowance for credit losses on loans. The following table summarizes the activity related to our allowance for credit losses for loans:

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Beginning balance of allowance	$13,135	$12,267
Loans charged-off:
Commercial	—	24
Real Estate Mortgage – Commercial	—	—
Consumer - Other	9	25
Total loans charged-off	9	49
Recoveries:
Commercial	7	1
Real Estate Mortgage – Residential	—	19
Real Estate Mortgage – Commercial	5	3
Real Estate – Construction	1	—
Consumer – Home Equity	2	2
Consumer – Other	5	2
Total recoveries	20	27
Net loan recoveries (charge-offs)	11	(22)
Provision for credit losses - loans	462	214
Balance at period end	$13,608	$12,459

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio:

Composition of the Allowance for Credit Losses - Loans

	March 31, 2025		December 31, 2024
		% of Allowance in		% of Allowance in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial	$1,051	7.7%	$994	7.6%
Real Estate – Construction	1,744	12.8%	1,675	12.8%
Real Estate Mortgage:
Residential	1,681	12.4%	1,639	12.5%
Commercial	8,192	60.2%	7,974	60.6%
Consumer:
Home Equity	602	4.4%	568	4.3%
Other	338	2.5%	285	2.2%
Total	$13,608	100.0%	$13,135	100.0%

Credit Metrics

We have a significant portion of our loan portfolio with real estate as the underlying collateral. As of March 31, 2025 and December 31, 2024, approximately 91.2% and 91.4%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period. The allowance for credit losses is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy for credit losses and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance for credit losses based on information available to them at the time of their examination.

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

The non-performing asset ratio was 0.03% of total assets with the nominal level of $658,000 in non-performing assets at March 31, 2025 compared to 0.04% and $810,000 at December 31, 2024. Non-accrual loans decreased to $215,000 at March 31, 2025 from $219,000 at December 31, 2024. We had three accruing loans past due 90 days or more totaling $6,000 at March 31, 2025 compared to $48,000 at December 31, 2024. Loans past due 30 days or more represented 0.14% of the loan portfolio at March 31, 2025 compared to 0.05% at December 31, 2024. The ratio of classified loans plus OREO and repossessed assets declined to 0.98% of total bank regulatory risk-based capital at March 31, 2025 from 1.06% at December 31, 2024. During the three months ended March 31, 2025, we experienced net loan recoveries of $14,000 (charge-offs of $0 less recoveries of $14,000) and net overdraft charge-offs of $3,000 (charge-offs of $9,000 and recoveries of $6,000). In comparison, we experienced net loan recoveries of $1,000 and net overdraft charge-offs of $23,000 during the three months ended March 31, 2024.

There were five loans totaling $221,000 (0.02% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at March 31, 2025. Two of these loans were on non-accrual status. The largest loan of the two is $213,000 and is secured by real estate. The balance of the remaining loan on non-accrual status is $2,000. This loan is secured by a second mortgage lien. We had three loans that were accruing loans past due 90 days or more at March 31, 2025. At both March 31, 2025 and December 31, 2024, we considered loan relationships exceeding $500,000 and on non-accrual status as individually assessed loans for the allowance for credit losses. At both March 31, 2025 and December 31, 2024, we had no individually assessed loans. The specific allowance for individually assessed loans is based on the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. There was no specific allowance for credit losses on our individually assessed loans at March 31, 2025 and December 31, 2024. At March 31, 2025, we had $1.7 million in loans that were delinquent 30 days to 89 days representing 0.14% of total loans compared to $554,000 or 0.05% of total loans at December 31, 2024.

The following table summarizes the activity related to our allowance for credit losses for the periods indicated:

Allowance for Credit Losses - Loans

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Average loans outstanding (excluding loans held-for-sale)	$1,232,712	$1,146,054
Loans outstanding at period end (excluding loans held-for-sale)	$1,251,980	$1,157,305
Non-performing assets:
Non-accrual loans	$215	$56
Loans 90 days past due still accruing	6	157
Foreclosed real estate	437	622
Total non-performing assets	$658	$835

Net charge-offs to average loans (annualized)	0.00%	0.01%
Allowance as percent of total loans	1.09%	1.08%
Non-performing assets as % of total assets	0.03%	0.04%
Allowance as % of non-performing loans	6,157.47%	5,849.30%
Non-accrual loans as % of total loans	0.02%	0.00%
Allowance as % of non-accrual loans	6,329.30%	22,248.21%

The following table details net charge-offs to average loans outstanding by loan category for the periods indicated.

	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off (Recovery) Ratio	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off (Recovery) Ratio
Commercial	$(7)	$87,712	(0.01)%	$23	$78,415	0.03%
Real estate:
Construction	(1)	147,659	0.00%	—	122,620	0.00%
Mortgage-residential	—	122,779	0.00%	(19)	98,349	(0.02)%
Mortgage-commercial	(5)	812,253	0.00%	(3)	797,145	0.00%
Consumer:
Home Equity	(2)	42,385	(0.01)%	(2)	33,680	(0.01)%
Other	4	19,924	0.02%	23	15,845	0.14%
Total:	$(11)	$1,232,712	0.00%	$22	$1,146,054	0.00%

(1)	Average loans exclude loans held for sale

Financial Position

Assets increased $81.4 million, or 4.2% (16.8% annualized), to $2.0 billion at March 31, 2025 from $2.0 billion at December 31, 2024. The increase in assets was primarily due to increases in interest-bearing bank balances of $49.8 million, investment securities available-for-sale of $7.4 million and loans held-for-investment of $31.4 million, partially offset by decreases in investment securities held-to-maturity of $3.6 million and loans held-for-sale of $2.6 million.

Loans and loans held-for-sale

Loans held-for-sale decreased to $7.1 million at March 31, 2025 from $9.7 million at December 31, 2024. Loans (excluding loans held-for-sale) increased $31.4 million, or 2.6% (10.4% annualized), to $1.3 billion at March 31, 2025 from $1.2 billion at December 31, 2024. Total loan production, excluding mortgage secondary market and new construction residential real estate, was $57.6 million during the three months ended March 31, 2025 compared to $37.5 million during the same period in 2024. Advances from unfunded commercial construction loans available for draws were $9.0 million during the three months ended March 31, 2025. Payoffs and paydowns totaled $18.6 million during the three months ended March 31, 2025 compared to $26.5 million during the same period in 2024.

Total mortgage production during the three months ended March 31, 2025 was $43.9 million, $25.8 million of the production was originated to be sold in the secondary market, $4.0 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $14.1 million of the loan production was commitments for new construction residential real estate loans. Total mortgage production during the three months ended March 31, 2024 was $36.6 million, $13.1 million of the production was originated to be sold in the secondary market, $9.7 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $13.9 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income. The increase in mortgage production was primarily due to higher secondary market loan production.

The loan-to-deposit ratio (including loans held-for-sale) at March 31, 2025 and December 31, 2024 was 73.0% and 73.4%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at March 31, 2025 and December 31, 2024 was 72.6% and 72.8%, respectively.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. Based on our loan portfolio as of March 31, 2025, the non-owner occupied commercial real estate loans and the construction and land development loans were approximately 308% and 80% of total risk-based capital, respectively. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 51% from March 31, 2022 to March 31, 2025. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the level of the concentration in commercial real estate loans within our loan portfolio monthly.

The following table shows the composition of the loan portfolio by category at the dates indicated:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$89,505	7.1%	$86,616	7.1%
Real estate:
Construction	150,270	12.0%	152,155	12.5%
Mortgage – residential	123,636	10.0%	124,751	10.2%
Mortgage – commercial	823,111	65.7%	796,411	65.2%
Consumer:
Home Equity	44,896	3.6%	42,304	3.5%
Other	20,562	1.6%	18,305	1.5%
Total gross loans	1,251,980	100.0%	1,220,542	100.0%
Allowance for credit losses	(13,608)		(13,135)
Total net loans	$1,238,372		$1,207,407

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

As a community bank focused on local businesses, professionals, organizations, and individuals, the Bank has no individual or industry concentrations. In order to provide additional clarity to our commercial real estate exposure, the information below includes only non-owner occupied loans, grouped by collateral type. As of March 31, 2025:

(In thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Avg LTV of Top 10 Loans
Retail	$89,998	7.2%	$1,000	53%
Warehouse & Industrial	$86,937	6.9%	$861	53%
Office	$72,590	5.8%	$719	58%
Hotel	$63,597	5.1%	$3,741	56%

In the office exposure noted above, there are only four loans where the collateral is an office building in excess of 50,000 square feet of rentable space. These four loans represent $10.8 million in outstanding loans and have a weighted average loan-to-value of 35%.

Below is the comparable detailed information for non-owner occupied loans by collateral type as of December 31, 2024:

(In thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Avg LTV of Top 10 Loans
Retail	$91,024	7.5%	$979	52%
Warehouse & Industrial	$76,994	6.3%	$794	59%
Office	$73,424	6.0%	$727	59%
Hotel	$60,443	5.0%	$3,555	57%

In the office exposure noted above, there are only four loans where the collateral is an office building in excess of 50,000 square feet of rentable space. These four loans represent $13.4 million in loan outstandings and have a weighted average loan-to-value of 48%.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at March 31, 2025.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	March 31, 2025
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total
Commercial	$13,912	$51,445	$24,148	$—	$85,505
Real estate:
Construction	40,348	84,388	25,534	—	150,270
Mortgage—residential	3,181	14,023	3,451	102,981	123,636
Mortgage—commercial	84,743	572,960	164,152	1,256	823,111
Consumer:
Home equity	2,044	6,724	36,128	—	44,896
Other	3,525	15,962	699	376	20,562
Total	$147,753	$745,502	$254,112	$104,613	$1,251,980

Loans maturing after one year with:

Variable Rate	$169,815
Fixed Rate	934,412
$1,104,227

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

Investment securities increased $4.0 million to $495.6 million, net of allowance for credit losses on investments of $24,000, at March 31, 2025 from $491.7 million, net of allowance for credit losses on investments of $23,000, at December 31, 2024. The increase was driven by purchases of treasury securities in the available-for-sale portfolio, partially offset by normal principal cash flows.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $11.9 million ($9.4 million net of tax) at March 31, 2025.

Our HTM investments totaled $205.8 million and represented approximately 42% of our total investments at March 31, 2025. Our AFS investments totaled $286.9 million or approximately 57% of our total investments at March 31, 2025. Our investments at cost totaled $2.9 million or approximately 1% of our total investments at March 31, 2025. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive loss, which is included in shareholders’ equity.

At March 31, 2025, the estimated weighted average life of our total investment portfolio was 5.5 years, the modified duration was 4.2, the effective duration was 3.2, and the weighted average tax equivalent book yield was 3.64%.

Other short-term investments increased $49.8 million to $173.2 million at March 31, 2025 from $123.5 million at December 31, 2024 due to our decision to temporarily hold excess liquidity in interest-bearing bank deposits at the Federal Reserve Bank. This additional liquidity will be used to fund loan growth and/or reduce borrowings and brokered certificates of deposit.

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at March 31, 2025:

(Dollars in thousands)	Within One Year		Over One Year and less than Five Years		Over Five Years and less than Ten Years		Over Ten Years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury securities	$9,833	4.34%	$997	0.74%	14,832	1.24%	$—	—
Government Sponsored Enterprises	—	—	—	—	2,500	2.00%	—	—
Small Business Administration pools	229	2.82%	2,830	5.38%	3,898	4.10%	4,634	5.85%
Mortgage-backed securities	245	2.54%	9,931	3.18%	3,831	3.66%	241,654	4.08%
Corporate and other securities	—	—	1,991	6.84%	6,754	3.70%	14	—
Total investment securities available-for-sale	$10,307	4.27%	$15,749	3.88%	$31,813	2.46%	$246,302	4.11%

(Dollars in thousands)	Within One Year		Over One Year and less than Five Years		Over Five Years and less than Ten Years		Over Ten Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	8,674	3.02%	28,776	3.20%	17,719	3.31%	47,744	3.25%
State and local government	2,024	2.32%	24,196	3.39%	44,510	3.37%	32,176	3.36%
Total investment securities held-to-maturity	$10,698	2.89%	$52,972	3.29%	$62,229	3.35%	$79,920	3.30%

Deposits

Deposits increased $49.8 million, or 3.0% (12.1% annualized), to $1.7 billion at March 31, 2025 compared to $1.7 billion at December 31, 2024. Our pure deposits, which are defined as total deposits less certificates of deposits, increased $38.6 million, or 2.8% (11.4% annualized), to $1.41 billion at March 31, 2025 from $1.38 billion at December 31, 2024. We continue to focus on growing our pure deposits in order to better manage our overall cost of funds. Certificates of deposits increased $11.2 million to $311.5 million at March 31, 2025 from $300.2 million at December 31, 2024.

We began issuing brokered certificates of deposit during the third quarter of 2023 to supplement our funding mix. As of March 31, 2025, we had $10.4 million in brokered certificates of deposit. This brokered certificate of deposit had an initial term of 18 months and matures in July 2025. We had $10.4 million and $60.5 million in brokered certificates of deposit at December 31, 2024 and at March 31, 2024, respectively.

Total uninsured deposits were $575.2 million and $542.9 million at March 31, 2025 and December 31, 2024, respectively. Included in uninsured deposits at March 31, 2025 and December 31, 2024 were $95.5 million and $105.8 million of deposits of states or political subdivisions in the U.S., which are secured or collateralized, respectively. Total uninsured deposits, excluding these deposits that are secured or collateralized, totaled $479.7 million, or 27.8%, of total deposits at March 31, 2025 and $437.1 million, or 26.1%, of total deposits at December 31, 2024. The average balance of all customer deposit accounts at March 31, 2025 was $31,262. The average balance for consumer accounts was $16,416 and the average balance for non-consumer accounts was $67,993.

The following table sets forth the deposits by category:

	March 31,		December 31,
	2025		2024
		% of		% of
(Dollars in thousands)	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$468,874	27.2%	$462,717	27.6%
Interest bearing checking accounts	345,663	20.0%	338,511	20.2%
Money market accounts	458,650	26.6%	432,084	25.8%
Savings accounts	112,708	6.5%	113,928	6.8%
Time deposits less than or equal to $250,000	246,416	14.3%	239,643	14.3%
Time deposits greater than $250,000	93,407	5.4%	89,018	5.3%
Total	$1,725,718	100.0%	$1,675,901	100.0%

The uninsured amount of time deposits in the table above at March 31, 2025 and December 31, 2024 was $42.7 million and $40.8 million, respectively.

Maturities of Certificates of Deposit and Other Time Deposit with balances greater than $250,000

The tables below show at March 31, 2025 and December 31, 2024, maturities of certificates and other time deposits greater than $250,000.

	March 31, 2025
	Within Three	After Three Through	After Six Through	After Twelve
(Dollars in thousands)	Months	Six Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$46,139	$22,399	$23,617	$1,252	$93,407

	December 31, 2024
	Within Three	After Three Through	After Six Through	After Twelve
(Dollars in thousands)	Months	Six Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$28,430	$37,680	$21,656	$1,252	$89,018

Borrowed funds. Borrowed funds consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and long-term debt. Our long-term debt is a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $130.8 million, $83.9 million, and $87.1 million during the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively. The average rates paid during these periods were 2.52%, 2.71%, and 2.81%, respectively. The balances of securities sold under agreements to repurchase were $129.8 million, $103.1 million, and $81.8 million at March 31, 2025, December 31, 2024, and March 31, 2024, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. Federal funds purchased averaged $2,000, zero, and $2,000 during the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively. The average rates paid during these periods were 0.00%, 0.00%, and 0.00%, respectively. Federal funds purchased were zero at March 31, 2025, December 2024, and March 31, 2024. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. FHLB advances averaged zero, $30.3 million, and $83.7 million during the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively. The average rates paid during these periods were zero, 5.15%, and 5.09%, respectively. The balances of FHLB advances were zero, zero, and $60.0 million at March 31, 2025, December 31, 2024, and March 31, 2024, respectively.

We issued $15.5 million in trust preferred securities on September 16, 2004. During the fourth quarter of 2015, we redeemed $500,000 of these securities. Until the cessation of LIBOR on September 30, 2023, the securities accrued and paid distributions quarterly at a rate of three month LIBOR plus 257 basis points, thereafter, such distributions to be paid quarterly transitioned to an adjusted Secured Overnight Financing Rate (SOFR) index in accordance with the Federal Reserve’s final rule implementing the Adjustable Interest Rate Act. The remaining debt may be redeemed in full anytime with notice and matures on September 16, 2034. Trust preferred securities averaged $15.0 million during the three months ended March 31, 2025, December 31, 2024, and March 31, 2024. The average rates during these periods were 7.29%, 7.71%, and 8.28%, respectively. The balances of trust preferred securities were $15.0 million as of March 31, 2025, December 31, 2024, and March 31, 2024.

Total shareholders’ equity increased $5.5 million, or 3.8%, to $150.0 million at March 31, 2025 from $144.5 million at December 31, 2024. Shareholders’ equity was 7.4% of total assets at March 31, 2025 and 7.4% at December 31, 2024. The $5.5 million increase in shareholders’ equity was due to a $2.9 million increase in retention of earnings resulting from $4.0 million in net income less $1.1 million in dividends, a $34,000 increase due to employee and director stock awards, a $96,000 increase due to dividend reinvestment plan (DRIP) purchases, and a $2.5 million improvement in accumulated other comprehensive loss. The improvement in other accumulated other comprehensive loss for the period was due to improvements in the accumulated other comprehensive loss on available-for-sale securities, net of tax expense, of $2.2 million and the reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense, of $330,000.

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

Market Risk Management

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be measured in either diminished current market values or reduced current and potential net income. Our primary market risk is interest rate risk. We have established an Asset/Liability Committee of the board of directors (the “ALCO”), which has members from our board of directors and management to monitor and manage interest rate risk. Our ALCO:

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at March 31, 2025 and at December 31, 2024 over the subsequent 12 months. We were liability sensitive at March 31, 2025 and at December 31, 2024. Previously in 2023, we increased our non-maturity deposit interest rate betas in increasing rate environments, which increased our liability sensitivity. This was partially offset by the previously mentioned $150.0 million Pay-Fixed Swap Agreement that we entered into effective May 5, 2023. Furthermore, we reduced the average life on our non-maturity deposits at June 30, 2024. As a result, our modeling, at March 31, 2025, reflects a decrease in net interest income in a rising interest rate environment during the first 12-month period subsequent to interest rate changes. The negative impact of rising rates on net interest income is slightly more liability sensitive during the second 12- month period subsequent to interest rate changes. In a declining interest rate environment, the model reflects increases in net interest income during both the first 12-month period and the second 12-month period subsequent to interest rate changes. The increase and decrease of 100, 200, 300, and 400 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	March 31, 2025	December 31, 2024
+400bp	-16.18%	-13.27%
+300bp	-11.27%	-9.20%
+200bp	-6.50%	-5.23%
+100bp	-2.84%	-2.18%
Flat	—	—
-100bp	+2.89%	+2.12%
-200bp	+5.42%	+3.77%
-300bp	+5.96%	+3.04%
-400bp	+5.73%	+0.76%

During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel increases in interest rates along the entire yield curve, our net interest income is projected to decline 1.98%, 4.83%, 8.79%, and 12.96%, respectively, at March 31, 2025, and 2.04%, 4.96%, 8.75%, and 12.70%, respectively, at December 31, 2024. During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel reduction in interest rates along the entire yield curve, our net interest income is projected to increase 2.05%, 3.39%, 2.40%, and 0.11%, respectively, at March 31, 2025, and to increase 1.80%, 2.91%, and 1.46%, and decline 1.75%, respectively, at December 31, 2024.

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in PVE at no more than 15%, 20%, 25%, and 25%, respectively, in a 100, 200, 300, and 400 basis point change in market interest rates. Based on PVE, we were primarily asset sensitive at March 31, 2025 and at December 31, 2024. However, our PVE increases slightly in the up 100, up 200, and up 300 basis point scenario and declines 1.49% in the up 400 basis point scenario at March 31, 2025. Our PVE increases slightly in the up 100, up 200 basis point scenarios and in the up 300 and up 400 basis point scenarios, the PVE declines 1.47% and 3.72%, respectively, at December 31, 2024.

Present Value of Equity Sensitivity

Change in present value of equity	Hypothetical percentage change in PVE
	March 31, 2025	December 31, 2024
+400bp	-1.49%	+1.49%
+300bp	+0.45%	+0.44%
+200bp	+1.75%	+1.54%
+100bp	+1.80%	+1.59%
Flat	—	—
-100bp	-3.29%	-3.91%
-200bp	-9.02%	-10.63%
-300bp	-17.71%	-23.39%
-400bp	-30.46%	-47.74%

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

From time to time, we issue brokered certificates of deposit to supplement our funding mix. As of March 31, 2025 and December 31, 2024, we had $10.4 million in brokered certificates of deposit. This brokered certificate of deposit had an initial term of 18 months and matures in July 2025. We believe that we have ample liquidity to meet the needs of our customers through our low-cost deposits, the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, the ability to borrow on a secured basis through the Federal Reserve Discount Window, and the ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank.

The Bank maintains federal funds purchased lines in the total amount of $77.5 million with three financial institutions and $10.0 million through the Federal Reserve Discount Window. We utilized none of our federal funds purchased lines at March 31, 2025 and December 31, 2024. The FHLB of Atlanta has approved a line of credit of up to 25.00% of the Bank’s total assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had no FHLB advances at March 31, 2025 and at December 31, 2024. At March 31, 2025, we had remaining credit availability under this facility in excess of $489.3 million, subject to collateral requirements. Combined, we have total remaining credit availability, subject to collateral requirements, in excess of $576.8 million as compared to uninsured deposits excluding deposits of states or political subdivisions in the U.S., which are secured or collateralized, of $479.7 million as previously noted.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2025, we had issued commitments to extend unused credit of $180.3 million, including $64.0 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2024, we had issued commitments to extend unused credit of $180.2 million, including $63.6 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We regularly review our liquidity position and have implemented internal policies establishing guidelines for sources of asset-based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Regulatory capital rules known as the Basel III rules or Basel III, impose minimum capital requirements for bank holding companies and banks. Basel III was released in the form of enforceable regulations by each of the applicable federal bank regulatory agencies. Basel III is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies.” A small bank holding company is generally a qualifying bank holding company or savings and loan holding company with less than $3.0 billion in consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations-generally those organizations with $250 billion or more in total consolidated assets or $10.0 billion or more in total foreign exposures.

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

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10.0 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets, and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. We do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of March 31, 2025, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

(Dollars in thousands)		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
March 31, 2025
Leverage Ratio	8.45%	5.00%	4.00%	$68,465	$88,307
Common Equity Tier 1 Capital Ratio	12.90%	6.50%	4.50%	83,208	109,197
Tier 1 Capital Ratio	12.90%	8.00%	6.00%	63,716	89,705
Total Capital Ratio	13.99%	10.00%	8.00%	51,813	77,802
December 31, 2024
Leverage Ratio	8.40%	5.00%	4.00%	$66,555	$86,123
Common Equity Tier 1 Capital Ratio	12.87%	6.50%	4.50%	81,356	106,907
Tier 1 Capital Ratio	12.87%	8.00%	6.00%	62,193	87,744
Total Capital Ratio	13.94%	10.00%	8.00%	50,279	75,830

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

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the first quarter of 2025 of $0.15 per common share. This dividend is payable on May 20, 2025 to shareholders of record of our common stock as of May 6, 2025.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -

OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against us which we believe, if determined adversely, would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Investing in our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the cautionary statements under “Cautionary Statement Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, and other risks and matters described elsewhere in this Quarterly Report and in our other filings with the SEC.

There have been no material changes to the risk factors previously disclosed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, during the three months ended March 31, 2025, we credited an aggregate of 4,006 deferred stock units, respectively, to accounts for directors who elected to defer monthly fees. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.
(b)	Not Applicable.
(c)	No share repurchases were made during the three months ended March 31, 2025, and 12,684 shares were withheld to satisfy tax withholding obligations applicable to the vesting of restricted stock for the three months ended March 31, 2025. On May 14, 2024, the Company announced that its Board of Directors approved the 2024 Repurchase Plan to utilize up to $7.1 million of capital to repurchase the Company’s common stock. The 2024 Repurchase Plan expires at the market close on May 13, 2025.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Plans

During the three months ended March 31, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 16, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 18, 2023).
10.1	Employment Agreement by and between Sarah T. Donley and First Community Corporation dated January 1, 2025 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 14, 2025.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Income for the three months ended March 31, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: May 9, 2025	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
55