Form 10-Q
period 2025-06-30
FIRST COMMUNITY CORP /SC/
filed 2025-08-08
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 8, 2025, 7,685,754 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
(Dollars in thousands, except par values)	2025	December 31,
	(Unaudited)	2024
ASSETS
Cash and due from banks	$32,145	$26,373
Interest-bearing bank balances	151,323	123,455
Investment securities available-for-sale	302,627	279,582
Investment securities held-to-maturity, fair value of $192,139 and $196,040 at June 30, 2025 and December 31, 2024, respectively, net of allowance for credit losses — investments	201,742	209,413
Other investments, at cost	2,894	2,679
Loans held-for-sale	10,975	9,662
Loans held-for-investment	1,260,055	1,220,542
Less, allowance for credit losses – loans	13,330	13,135
Net loans held-for-investment	1,246,725	1,207,407
Property and equipment – net	29,508	29,975
Lease right-of-use asset	2,336	2,477
Bank owned life insurance	31,381	30,973
Other real estate owned	194	543
Intangible assets	368	446
Goodwill	14,637	14,637
Other assets	19,410	20,399
Total assets	$2,046,265	$1,958,021
LIABILITIES
Deposits:
Non-interest bearing	$475,889	$462,717
Interest bearing	1,278,152	1,213,184
Total deposits	1,754,041	1,675,901
Securities sold under agreements to repurchase	103,640	103,110
Junior subordinated debt	14,964	14,964
Lease liability	2,511	2,646
Other liabilities	15,609	16,906
Total liabilities	$1,890,765	$1,813,527
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,685,754 at June 30, 2025 and 7,644,424 at December 31, 2024	7,686	7,644
Nonvested restricted stock and stock units	2,235	2,639
Additional paid in capital	94,719	93,834
Retained earnings	72,723	65,836
Accumulated other comprehensive loss	(21,863)	(25,459)
Total shareholders’ equity	155,500	144,494
Total liabilities and shareholders’ equity	$2,046,265	$1,958,021

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended June 30,
	2025	2024
Interest and dividend income:
Loans, including fees	$18,173	$16,401
Investment securities – taxable	3,976	4,114
Investment securities – non taxable	345	359
Other short-term investments and certificates of deposit	1,679	1,057
Total interest income	24,173	21,931
Interest expense:
Deposits	7,899	7,720
Securities sold under agreements to repurchase	681	497
Other borrowed money	269	1,020
Total interest expense	8,849	9,237
Net interest income	15,324	12,694
(Release of) provision for credit losses	(237)	454
Net interest income after (release of) provision for credit losses	15,561	12,240
Non-interest income:
Deposit service charges	224	235
Mortgage banking income	879	659
Investment advisory fees and non-deposit commissions	1,751	1,508
Gain on sale of other real estate owned	127	—
Other	1,225	1,240
Total non-interest income	4,206	3,642
Non-interest expense:
Salaries and employee benefits	8,060	7,303
Occupancy	772	738
Equipment	390	317
Marketing and public relations	208	258
FDIC insurance assessments	274	302
Other real estate expense, net	110	90
Amortization of intangibles	40	39
Other	3,229	2,796
Total non-interest expense	13,083	11,843
Net income before tax	6,684	4,039
Income tax expense	1,498	774
Net income	$5,186	$3,265

Basic earnings per common share	$0.68	$0.43
Diluted earnings per common share	$0.67	$0.42

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Six Months ended June 30,
	2025	2024
Interest and dividend income:
Loans, including fees	$35,618	$31,951
Investment securities – taxable	7,783	8,303
Investment securities - non taxable	687	716
Other short term investments and certificates of deposit	3,167	2,217
Total interest income	47,255	43,187
Interest expense:
Deposits	15,509	14,923
Securities sold under agreements to repurchase	1,494	1,106
Other borrowed money	538	2,387
Total interest expense	17,541	18,416
Net interest income	29,714	24,771
Provision for credit losses	200	583
Net interest income after provision for credit losses	29,514	24,188
Non-interest income:
Deposit service charges	445	494
Mortgage banking income	1,638	1,084
Investment advisory fees and non-deposit commissions	3,557	2,866
Gain on sale of other real estate owned	127	—
Other	2,421	2,382
Total non-interest income	8,188	6,826
Non-interest expense:
Salaries and employee benefits	15,717	14,404
Occupancy	1,549	1,528
Equipment	780	647
Marketing and public relations	722	824
FDIC insurance assessments	574	580
Other real estate expense, net	122	102
Amortization of intangibles	79	78
Other	6,294	5,485
Total non-interest expense	25,837	23,648
Net income before tax	11,865	7,366
Income tax expense	2,682	1,504
Net income	$9,183	$5,862

Basic earnings per common share	$1.20	$0.77
Diluted earnings per common share	$1.18	$0.76

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,
(Dollars in thousands)	2025	2024
Net income	$5,186	$3,265
Other comprehensive income (loss):
Unrealized gain (loss) during the period on available-for-sale securities, net of tax expense of $228 and benefit of $139, respectively	854	(184)
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $88 and $89, respectively	332	338
Unrealized loss during the period on investment hedge, net of tax benefit of $20 and zero, respectively	(76)	—
Other comprehensive income	1,110	154
Comprehensive income	$6,296	$3,419

	Six months ended June 30,
(Dollars in thousands)	2025	2024
Net income	$9,183	$5,862
Other comprehensive income (loss):
Unrealized gain during the period on available-for-sale securities, net of tax expense of $800 and $58, respectively	3,010	224
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $176 and $181, respectively	662	679
Unrealized loss during the period on investment hedge, net of tax benefit of $20 and zero, respectively	(76)	—
Other comprehensive income	3,596	903
Comprehensive income	$12,779	$6,765

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
(Dollars in thousands)	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Capital	Stock	Earnings	Loss	Total
Balance, March 31, 2025	7,682	$7,682	$94,626	$1,939	$68,865	$(22,973)	$149,959
Net income	—	—	—	—	5,186	—	5,186
Other comprehensive income net of tax expense of $296	—	—	—	—	—	1,110	1,110
Issuance of common stock-share based compensation	27	27	535	(492)	—	—	70
Issuance of restricted stock	19	19	486	(505)	—	—	—
Grant restricted stock units	—	—	—	93	—	—	93
Amortization of compensation on restricted stock	—	—	—	204	—	—	204
Shares forfeited	(12)	(12)	(321)	—	—	—	(333)
Dividends: Common ($0.15 per share)	—	—	—	—	(1,148)	—	(1,148)
Dividend reinvestment plan	4	4	92	—	—	—	96
Balance, June 30, 2025	7,686	$7,686	$94,719	$2,235	$72,723	$(21,863)	$155,500

Balance, March 31, 2024	7,629	$7,629	$93,556	$1,920	$57,830	$(27,442)	$133,493
Net income	—	—	—	—	3,265	—	3,265
Other comprehensive income net of tax expense of $80	—	—	—	—	—	154	154
Issuance of restricted stock	—	—	4	(4)	—	—	—
Grant restricted stock units	—	—	—	29	—	—	29
Amortization of compensation on restricted stock	—	—	—	211	—	—	211
Shares forfeited	—	—	(6)	—	—	—	(6)
Dividends: Common ($0.14 per share)	—	—	—	—	(1,066)	—	(1,066)
Dividend reinvestment plan	6	6	93	—	—	—	99
Balance, June 30, 2024	7,635	$7,635	$93,647	$2,156	$60,029	$(27,288)	$136,179

Balance, December 31, 2024	7,644	$7,644	$93,834	$2,639	$65,836	$(25,459)	$144,494
Net income	—	—	—	—	9,183	—	9,183
Other comprehensive income net of tax expense of $956	—	—	—	—	—	3,596	3,596
Issuance of common stock-share based compensation	27	27	535	(562)	—	—	—
Issuance of restricted stock	19	19	487	(506)	—	—	—
Grant restricted stock units	—	—	—	131	—	—	131
Amortization of compensation on restricted stock	—	—	—	533	—	—	533
Shares forfeited	(12)	(12)	(321)	—	—	—	(333)
Dividends: Common ($0.30 per share)	—	—	—	—	(2,296)	—	(2,296)
Dividend reinvestment plan	8	8	184	—	—	—	192
Balance, June 30, 2025	7,686	$7,686	$94,719	$2,235	$72,723	$(21,863)	$155,500

Balance, December 31, 2023	7,606	$7,606	$93,167	$2,181	$56,296	$(28,191)	$131,059
Net income	—	—	—	—	5,862	—	5,862
Other comprehensive income net of tax expense of $239	—	—	—	—	—	903	903
Issuance of common stock-share based compensation	9	9	160	(273)	—	—	(104)
Issuance of restricted stock	14	14	232	(246)	—	—	—
Grant restricted stock units	—	—	—	99	—	—	99
Amortization of compensation on restricted stock	—	—	—	395	—	—	395
Shares forfeited	(6)	(6)	(103)	—	—	—	(109)
Dividends: Common ($0.28 per share)	—	—	—	—	(2,129)	—	(2,129)
Dividend reinvestment plan	12	12	191	—	—	—	203
Balance, June 30, 2024	7,635	$7,635	$93,647	$2,156	$60,029	$(27,288)	$136,179

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$9,183	$5,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	855	865
Net premium amortization on investment securities available-for-sale	(1,501)	(1,727)
Net premium amortization on investment securities held-to-maturity	(334)	(311)
Provision for credit losses	200	583
Write-downs of other real estate owned	100	78
Origination of loans held-for-sale	(57,685)	(22,689)
Sale of loans held-for-sale	58,003	21,494
Gain on sale of loans held-for-sale	(1,631)	(1,073)
Gain on sale of other real estate owned	(127)	—
Amortization of intangibles	79	78
Gain on fair value of equity securities	—	(20)
(Decrease) increase in other assets	503	(926)
(Decrease) increase in other liabilities	(1,442)	2,196
Net cash provided by operating activities	6,203	4,410
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(29,764)	—
Purchase of other investments	(216)	—
Maturity/call of investment securities available-for-sale	12,036	14,321
Maturity/call of investment securities held-to-maturity	8,008	3,802
Proceeds from sale of other investment securities	—	1,791
Increase in loans	(39,513)	(55,197)
Proceeds from sale of other real estate owned	376	—
Purchase of property and equipment	(418)	(621)
Net disposals of property and equipment	30	5
Net cash used in investing activities	(49,460)	(35,899)
Cash flows from financing activities:
Increase in deposit accounts	78,140	93,527
Increase (decrease) in securities sold under agreements to repurchase	530	(3,577)
Repayment of advances from the Federal Home Loan Bank	—	(40,000)
Shares retired / forfeited	(333)	(109)
Dividends paid: Common Stock	(2,296)	(2,129)
Restricted Stock Units Granted	131	99
Cost of issuance of common stock-deferred compensation	—	(104)
Amortization of compensation on restricted stock	533	395
Dividend reinvestment plan	192	203
Net cash provided by financing activities	76,897	48,305
Net increase in cash and cash equivalents	33,640	16,816
Cash and cash equivalents at beginning of period	149,828	94,695
Cash and cash equivalents at end of period	$183,468	$111,511
Supplemental disclosure:
Cash paid during the period for:
Interest	$17,783	$12,977
Income taxes	$3,814	$1,849
Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities, net of tax	$3,010	$224
Amortization of unrealized losses on securities from transfer of available-for-sale securities to held-to-maturity, net of tax	$662	$679

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”) (collectively, the “Company”) present fairly in all material respects the Company’s financial position at June 30, 2025 and December 31, 2024, and the Company’s results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Six months		Three months
	Ended June 30,		Ended June 30,
(In thousands except average market price and per share data)	2025	2024	2025	2024
Numerator (Net income available to common shareholders)	$9,183	$5,862	$5,186	$3,265
Denominator
Weighted average common shares outstanding for:
Basic shares	7,656	7,608	7,664	7,617
Dilutive securities:
Deferred compensation	119	77	123	78
Diluted common shares outstanding	7,775	7,685	7,787	7,695
Earnings per common share:
Basic	1.20	0.77	0.68	0.43
Diluted	1.18	0.76	0.67	0.42
The average market price used in calculating assumed number of shares	$23.68	$17.21	$23.02	$16.66

Note 3 - Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below.

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2025
US Treasury securities	$25,775	$—	$(1,974)	$23,801
Government Sponsored Enterprises	2,500	—	(273)	2,227
Mortgage-backed securities	271,077	317	(13,212)	258,182
Small Business Administration pools	10,664	25	(270)	10,419
Corporate and other securities	8,755	—	(757)	7,998
Total	$318,771	$342	$(16,486)	$302,627

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2024
US Treasury securities	$15,822	$—	$(2,582)	$13,240
Government Sponsored Enterprises	2,500	—	(390)	2,110
Mortgage-backed securities	260,023	40	(15,859)	244,204
Small Business Administration pools	12,437	15	(373)	12,079
Corporate and other securities	8,755	—	(806)	7,949
Total	$299,537	$55	$(20,010)	$279,582

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Mortgage-backed securities	$99,811	$—	$(6,155)	$93,656
State and local government	101,931	9	(3,457)	98,483
Total	$201,742	$9	$(9,612)	$192,139

(Dollars in thousands)	Amortized Cost Net of Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Mortgage-backed securities	$105,563	—	(8,645)	$96,918
State and local government	103,850	—	(4,728)	99,122
Total	$209,413	—	(13,373)	$196,040

There were no gross realized gains or gross realized losses from the sale of available-for-sale investment securities during the three and six months ended June 30, 2025 and 2024.

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

Changes in the allowance for credit loss are recorded as provision for (or release of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2025 and December 31, 2024, there was no allowance for credit loss related to the available-for-sale securities portfolio.

The following tables show gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of June 30, 2025.

June 30, 2025	Less than 12 months		12 months or more		Total
Available-for-sale securities:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
US Treasury securities	$—	$—	$13,863	$1,974	$13,863	$1,974
Government Sponsored Enterprises	—	—	2,227	273	2,227	273
Mortgage-backed securities	21,150	156	212,499	13,056	233,649	13,212
Small Business Administration pools	503	2	7,144	268	7,647	270
Corporate and other securities	—	—	7,985	757	7,985	757
Total	$21,653	$158	$243,718	$16,328	$265,371	$16,486

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

The following table shows a roll forward of the allowance for credit losses on held to maturity securities for the three and six months ended June 30, 2025 and 2024.

Three Months
Ended
(Dollars in thousands)	June 30, 2025
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, March 31, 2025	$24
Release of credit losses	(5)
Ending balance, June 30, 2025	$19

Three Months
Ended
(Dollars in thousands)	June 30, 2024
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, March 31, 2024	$29
Release of credit losses	(2)
Ending balance, June 30, 2024	$27

Six Months
Ended
(Dollars in thousands)	June 30, 2025
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2024	$23
Release of credit losses	(4)
Ending balance, June 30, 2025	$19

Six Months
Ended
(Dollars in thousands)	June 30, 2024
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2023	$30
Release of credit losses	(3)
Ending balance, June 30, 2024	$27

At June 30, 2025, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual at June 30, 2025.

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

All the mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS as of June 30, 2025 and December 31, 2024. The state and local governments securities held by the Company are highly rated by major rating agencies.

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings (Moody’s) on a quarterly basis. In the event that Moody’s does not provide a rating, the comparable S&P rating is used and converted to a Moody’s rating. The following table summarizes the amortized cost of debt securities held to maturity at June 30, 2025 and December 31, 2024, aggregated by credit quality indicators.

	As of	As of
(Dollars in thousands)	June 30, 2025	December 31, 2024
Rating:
Aaa	$145,831	$149,064
Aa1/Aa2/Aa3	50,880	55,318
A1/A2	5,050	5,055
Less: Allowance for Credit Losses on Held-to-Maturity Securities	19	23
Total	$201,742	$209,413

The following tables shows the amortized cost and fair value of investment securities at June 30, 2025 by expected maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

	Available-for-sale
June 30, 2025	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$10,412	$10,411
Due after one year through five years	16,527	16,252
Due after five years through ten years	30,524	27,407
Due after ten years	261,308	248,557
Total	$318,771	$302,627

	Held-To-Maturity
June 30, 2025	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$7,874	$7,820
Due after one year through five years	54,996	53,989
Due after five years through ten years	61,202	59,356
Due after ten years	77,689	70,993
Allowance for Credit Losses on Held-to-Maturity Securities	(19)	(19)
Total	$201,742	$192,139

Note 4 - Loans

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $2.2 million and $2.1 million as of June 30, 2025 and December 31, 2024, respectively.

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Commercial	$89,048	$86,616
Real estate:
Construction	156,054	152,155
Mortgage-residential	128,758	124,751
Mortgage-commercial	818,706	796,411
Consumer:
Home equity	47,502	42,304
Other	19,987	18,305
Total loans, net of deferred loan fees and costs	$1,260,055	$1,220,542

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2025:

	Term Loans by year of Origination
($ in thousands)	2021	2022	2023	2024	2025	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$18,105	$5,901	$7,201	$16,871	$7,981	$7,727	$25,262	$—	$89,048
Special mention	—	—	—	—	—	—	—	—	—
Total commercial	18,105	5,901	7,201	16,871	7,981	7,727	25,262	—	89,048

Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate construction
Pass	2,247	35,590	41,809	34,156	3,775	5,862	31,055	64	154,558
Special mention	—	—	1,496	—	—	—	—	—	1,496
Total real estate construction	2,247	35,590	43,305	34,156	3,775	5,862	31,055	64	156,054

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	4,855	31,121	47,061	15,402	7,405	16,179	853	5,140	128,016
Special mention	—	353	—	—	—	181	—	—	534
Substandard	—	—	—	—	—	208	—	—	208
Total real estate mortgage-residential	4,855	31,474	47,061	15,402	7,405	16,568	853	5,140	128,758

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	112,275	184,501	108,246	82,572	76,364	237,338	17,024	40	818,360
Special mention	—	—	—	—	—	283	—	—	283
Substandard	—	—	—	—	—	63	—	—	63
Total real estate mortgage-commercial	112,275	184,501	108,246	82,572	76,364	237,684	17,024	40	818,706

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - home equity
Pass	—	—	—	—	—	—	46,264	—	46,264
Special mention	—	—	—	—	—	—	184	—	184
Substandard	—	—	—	—	—	—	1,054	—	1,054
Total consumer - home equity	—	—	—	—	—	—	47,502	—	47,502

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	198	371	928	2,061	1,499	1,194	13,723	—	19,974
Special mention	—	—	11	—	—	—	—	—	11
Substandard	—	—	—	2	—	—	—	—	2
Total consumer - other	198	371	939	2,063	1,499	1,194	13,723	—	19,987

Current period gross write-offs	—	—	2	—	—	—	29	—	31

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024:

	Term Loans by year of Origination
($ in thousands)	2020	2021	2022	2023	2024	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$605	$20,288	$7,084	$8,336	$21,808	$8,100	$20,359	$36	$86,616
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total commercial	605	20,288	7,084	8,336	21,808	8,100	20,359	36	86,616

Current period gross write-offs	5	77	—	—	—	5	—	—	87
Real estate construction
Pass	—	2,295	44,290	44,022	27,213	6,231	28,104	—	152,155
Total real estate construction	—	2,295	44,290	44,022	27,213	6,231	28,104	—	152,155

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	9,240	5,191	32,422	28,983	14,492	8,012	872	24,775	123,987
Special mention	21	—	358	—	—	167	—	—	546
Substandard	—	—	—	—	—	218	—	—	218
Total real estate mortgage-residential	9,261	5,191	32,780	28,983	14,492	8,397	872	24,775	124,751

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	79,977	118,415	190,140	115,525	76,754	196,793	17,949	582	796,135
Special mention	—	—	—	—	—	207	—	—	207
Substandard	—	—	—	—	—	69	—	—	69
Total real estate mortgage-commercial	79,977	118,415	190,140	115,525	76,754	197,069	17,949	582	796,411

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - home equity
Pass	—	—	—	—	—	—	41,081	—	41,081
Special mention	—	—	—	—	—	—	160	—	160
Substandard	—	—	—	—	—	—	1,063	—	1,063
Total consumer - home equity	—	—	—	—	—	—	42,304	—	42,304

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	22	251	607	1,128	4,359	1,225	10,696	—	18,288
Special mention	—	—	—	14	—	—	—	—	14
Substandard	—	—	—	—	3	—	—	—	3
Total consumer - other	22	251	607	1,142	4,362	1,225	10,696	—	18,305

Current period gross write-offs	—	—	—	—	7	—	88	—	95

The detailed activity in the allowance for credit losses and the recorded investment in loans receivable for the three and six months ended June 30, 2025 and June 30, 2024 is shown below:

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at March 31, 2025	$1,051	$1,744	$1,681	$8,192	$602	$338	$13,608
Charge-offs	—	—	—	—	—	(22)	(22)
Recoveries	2	1	—	3	2	4	12
Provision for (release of) credit losses	(41)	(45)	25	(272)	41	24	(268)
Balance at June 30, 2025	$1,012	$1,700	$1,706	$7,923	$645	$344	$13,330

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at December 31, 2024	$994	$1,675	$1,639	$7,974	$568	$285	$13,135
Charge-offs	—	—	—	—	—	(31)	(31)
Recoveries	9	1	—	7	5	10	32
Provision for (release of) credit losses	9	24	67	(58)	72	80	194
Balance at June 30, 2025	$1,012	$1,700	$1,706	$7,923	$645	$344	$13,330

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at March 31, 2024	$941	$1,583	$1,194	$8,021	$454	$266	$12,459
Charge-offs	(5)	—	—	(2)	—	(10)	(17)
Recoveries	1	1	—	4	2	4	12
Provision for (release of) credit losses	89	35	184	123	48	(1)	478
Balance at June 30, 2024	$1,026	$1,619	$1,378	$8,146	$504	$259	$12,932
15

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at December 31, 2023	$935	$1,337	$1,122	$8,146	$472	$255	$12,267
Charge-offs	(29)	—	—	(2)	—	(36)	(67)
Recoveries	2	1	18	7	5	6	39
Provision for (release of) credit losses	118	281	238	(5)	27	34	693
Balance at June 30, 2024	$1,026	$1,619	$1,378	$8,146	$504	$259	$12,932

There were two loans modified for borrowers experiencing financial difficulty during the six months ended June 30, 2025 and the same period ended June 30, 2024.

The following table shows the amortized cost basis as of June 30, 2025 of the loans modified for borrowers experiencing financial difficulty segregated by loan category and describes the financial effect of the modification made for a borrower experiencing financial difficulty.

	June 30, 2025
(Dollars in thousands)	Amortized cost basis	% of Total Loan Type	Financial effect
Real Estate Mortgage Residential	969	0.75%	Deferred monthly payments that are added to the end of the original loan term
Real Estate Mortgage Residential	208	0.16%	Deferred interest payments added to principal balance, re-amortized loan
Total Loans	$1,177	$0.91%

The following table depicts the performance of loans that have been modified in the last 12 months.

(Dollars in thousands)		30-89 Days	Greater than 90 Days
June 30, 2025	Current	Past Due	Past Due
Real Estate Mortgage Residential	$1,177	$—	$—
Total Loans	$1,177	$—	$—

The following tables are by loan category and present loans past due and on non-accrual status as of June 30, 2025 and December 31, 2024.

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
June 30, 2025	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$23	$—	$—	$—	$23	$89,025	$89,048
Real estate:
Construction	—	—	—	—	—	156,054	156,054
Mortgage-residential	50	—	—	208	258	128,500	128,758
Mortgage-commercial	66	13	—	—	79	818,627	818,706
Consumer:
Home equity	—	49	66	1	116	47,386	47,502
Other	15	3	—	—	18	19,969	19,987
	$154	$65	$66	$209	$494	$1,259,561	$1,260,055

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2024	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$61	$—	$—	$—	$61	$86,555	$86,616
Real estate:
Construction	—	—	—	—	—	152,155	152,155
Mortgage-residential	14	—	—	217	231	124,520	124,751
Mortgage-commercial	—	87	—	—	87	796,324	796,411
Consumer:
Home equity	—	391	45	2	438	41,866	42,304
Other	1	—	3	—	4	18,301	18,305
	$76	$478	$48	$219	$821	$1,219,721	$1,220,542

The following table is a summary of the Company’s non-accrual loans by major categories for the periods indicated.

	June 30, 2025
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$—	$—
Real estate:
Construction	—	—	—
Mortgage-residential	—	208	208
Mortgage-commercial	—	—	—
Consumer:
Home equity	—	1	1
Other	—	—	—
Total	$—	$209	$209

	December 31, 2024
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$—	$—
Real estate:
Construction	—	—	—
Mortgage-residential	—	217	217
Mortgage-commercial	—	—	—
Consumer:
Home equity	—	2	2
Other	—	—	—
Total	$—	$219	$219

The Company recognized $6,000 and $17,400 of interest income on non-accrual loans during the three and six months ended June 30, 2025, and the Company recognized $22,500 and $32,600 of interest income on non-accrual loans during the three and six months ended June 30, 2024.

During the three and six months ended June 30, 2025, less than $1,000 and less than $1,000 of accrued interest was written off by reversing interest income, respectively. During the three and six months ended June 30, 2024, less than $1,000 and $1,200 of accrued interest was written off by reversing interest income, respectively.

There were no collateral dependent loans that were individually evaluated at June 30, 2025 and December 31, 2024.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments is separately classified on the balance sheet within Other Liabilities and was $490,000 and $480,000 at June 30, 2025 and December 31, 2024, respectively.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and six months ended June 30, 2025 and June 30, 2024.

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, March 31, 2025	$456
Provision for unfunded commitments	34
Balance, June 30, 2025	$490

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2024	$480
Provision for unfunded commitments	10
Balance, June 30, 2025	$490

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, March 31, 2024	$512
Release of allowance for unfunded commitments	(22)
Balance, June 30, 2024	$490

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2023	$597
Release of allowance for unfunded commitments	(107)
Balance, June 30, 2024	$490

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

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short-term investments	$183,468	$183,468	$183,468	$—	$—
Available-for-sale securities	302,627	302,627	—	302,627	—
Held-to-maturity securities, net of allowance for credit losses	201,742	192,139	—	192,139	—
Other investments, at cost	2,894	2,894	—	—	2,894
Loans held for sale	10,975	10,975	—	10,975	—
Derivative financial instruments	375	375	—	375	—
Net loans receivable	1,246,725	1,212,525	—	—	1,212,525
Accrued interest receivable	6,101	6,101	6,101	—	—
Financial liabilities:
Non-interest bearing demand	$475,889	$475,889	$—	$475,889	$—
Interest bearing demand deposits and money market accounts	824,921	824,921	—	824,921	—
Savings	107,798	107,798	—	107,798	—
Time deposits	345,433	341,464	—	341,464	—
Total deposits	1,754,041	1,750,072	—	1,750,072	—
Federal Home Loan Bank Advances	—	—	—	—	—
Short term borrowings	103,640	103,640	—	103,640	—
Derivative financial instruments	95	95	—	95	—
Junior subordinated debentures	14,964	13,007	—	13,007	—
Accrued interest payable	4,424	4,424	4,424	—	—

	December 31, 2024
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$149,828	$149,828	$149,828	$—	$—
Available-for-sale securities	279,582	279,582	—	279,582	—
Held-to-maturity securities	209,413	196,040	—	196,040	—
Other investments, at cost	2,679	2,679	—	—	2,679
Loans held for sale	9,662	9,662	—	9,662	—
Derivative financial instruments	896	896	—	896	—
Net loans receivable	1,207,407	1,160,013	—	—	1,160,013
Accrued interest receivable	6,084	6,084	6,084	—	—
Financial liabilities:
Non-interest bearing demand	$462,717	$462,717	$—	$462,717	$—
Interest bearing demand deposits and money market accounts	770,595	770,595	—	770,595	—
Savings	113,928	113,928	—	113,928	—
Time deposits	328,661	321,258	—	321,258	—
Total deposits	1,675,901	1,668,498	—	1,668,498	—
Federal Home Loan Bank Advances	—	—	—	—	—
Short term borrowings	103,110	103,110	—	103,110	—
Junior subordinated debentures	14,964	13,042	—	13,042	—
Accrued interest payable	4,666	4,666	4,666	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2025 and December 31, 2024 that are measured on a recurring basis.

(Dollars in thousands)	June 30, 2025
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury securities	$23,801	$—	$23,801	$—
Government Sponsored Enterprises	2,227	—	2,227	—
Mortgage-backed securities	258,182	—	258,182	—
Small Business Administration pools	10,419	—	10,419	—
Corporate and other securities	7,998	—	7,998	—
Total Available-for-sale securities	302,627	—	302,627	—
Derivative financial instruments	375	—	375	—
Loans held for sale	10,975	—	10,975	—
Total	$313,977	$—	$313,977	$—

(Dollars in thousands)	December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury securities	$13,240	$—	$13,240	$—
Government Sponsored Enterprises	2,110	—	2,110	—
Mortgage-backed securities	244,204	—	244,204	—
Small Business Administration pools	12,079	—	12,079	—
Corporate and other securities	7,949	—	7,949	—
Total Available-for-sale securities	279,582	—	279,582	—
Derivative financial instruments	896	—	896	—
Loans held for sale	9,662	—	9,662	—
Total	$290,140	$—	$290,140	$—

The following table summarizes quantitative disclosures about the fair value for each category of liabilities carried at fair value as of June 30, 2025 that are measured on a recurring basis. There were no liabilities carried at fair value as of December 31, 2024 that are measured on a recurring basis.

(Dollars in thousands)	June 30, 2025
Description	Total	Level 1	Level 2	Level 3
Derivative financial instruments	95	—	95	—
Total	$95	$—	$95	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2025 and December 31, 2024 that are measured on a non-recurring basis. There were no Level 3 financial instruments as of June 30, 2025 and December 31, 2024 measured on a recurring basis.

(Dollars in thousands)	June 30, 2025
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:
Mortgage-commercial	$194	$—	$—	$194
Total other real estate owned	194	—	—	194
Total	$194	$—	$—	$194

(Dollars in thousands)	December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:
Construction	$144	$—	$—	$144
Mortgage-commercial	399	—	—	399
Total other real estate owned	543	—	—	543
Total	$543	$—	$—	$543

The Company has a large percentage of loans with real estate serving as collateral. Loans to borrowers which are experiencing financial difficulty are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. There were no such loans at June 30, 2025 and December 31, 2024. Third party appraisals are generally obtained when management determines that the borrower is experiencing financial difficulty or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of June 30, 2025	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$194	Appraisal Value/Comparison Sales/Other estimates	Appraisals and/or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2024	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$543	Appraisal Value/Comparison Sales/Other estimates	Appraisals and/or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 6 - Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Non-interest bearing demand deposits	$475,889	$462,717
Interest bearing demand deposits and money market accounts	824,921	770,595
Savings	107,798	113,928
Time deposits of $250,000 or less	251,772	239,643
Time deposits greater than $250,000	93,661	89,018
Total deposits	$1,754,041	$1,675,901

Time deposits of $250,000 or less include $10.4 million and $10.4 million in brokered deposits as of June 30, 2025 and December 31, 2024, respectively.

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

The following tables present selected financial information for the Company’s reportable business segments for the three and six months ended June 30, 2025 and June 30, 2024.

(Dollars in thousands)	Commercial		Investment
Three months ended June 30, 2025	and Retail	Mortgage	Advisory and
	Banking	Banking	Non-Deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$21,964	$2,201	$—	$1,802	$(1,794)	$24,173
Interest expense	7,882	698	—	269	—	8,849
Net interest income	$14,082	$1,503	$—	$1,533	$(1,794)	$15,324
Provision for (release of) credit losses	(359)	122	—	—	—	(237)
Noninterest income	1,576	879	1,751	—	—	4,206
Salaries and employee benefits	5,988	931	943	198	—	8,060
Other noninterest expense	4,372	255	167	229	—	5,023
Total noninterest expense	10,360	1,186	1,110	427	—	13,083
Net income before taxes	$5,657	$1,074	$641	$1,106	$(1,794)	$6,684
Income tax provision (benefit)	1,679	—	—	(181)	—	1,498
Net income	$3,978	$1,074	$641	$1,287	$(1,794)	$5,186

(Dollars in thousands)	Commercial		Investment
Three months ended June 30, 2024	and Retail	Mortgage	Advisory and
	Banking	Banking	Non-Deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$20,259	$1,663	$—	$1,376	$(1,367)	$21,931
Interest expense	8,298	631	—	308	—	9,237
Net interest income	$11,961	$1,032	$—	$1,068	$(1,367)	$12,694
Provision for credit losses	329	125	—	—	—	454
Noninterest income	1,477	657	1,508	—	—	3,642
Salaries and employee benefits	5,514	788	856	145	—	7,303
Other noninterest expense	3,946	184	158	252	—	4,540
Total noninterest expense	9,460	972	1,014	397	—	11,843
Net income before taxes	$3,649	$592	$494	$671	$(1,367)	$4,039
Income tax provision (benefit)	919	—	—	(145)	—	774
Net income	$2,730	$592	$494	$816	$(1,367)	$3,265

(Dollars in thousands)	Commercial		Investment
Six months ended June 30, 2025	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$42,937	$4,301	$—	$3,234	$(3,217)	$47,255
Interest expense	15,638	1,365	—	538	—	17,541
Net interest income	$27,299	$2,936	$—	$2,696	$(3,217)	$29,714
Provision for credit losses	103	97	—	—	—	200
Noninterest income	2,993	1,638	3,557	—	—	8,188
Salaries and employee benefits	11,586	1,772	1,926	433	—	15,717
Other noninterest expense	8,660	501	344	615	—	10,120
Noninterest expense	20,246	2,273	2,270	1,048	—	25,837
Net income before taxes	$9,943	$2,204	$1,287	$1,648	$(3,217)	$11,865
Income tax provision (benefit)	3,048	—	—	(366)	—	2,682
Net income (loss)	$6,895	$2,204	$1,287	$2,014	$(3,217)	$9,183

(Dollars in thousands)	Commercial		Investment
Six months ended June 30, 2024	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$40,058	$3,110	$—	$2,755	$(2,736)	$43,187
Interest expense	16,609	1,191	—	616	—	18,416
Net interest income	$23,449	$1,919	$—	$2,139	$(2,736)	$24,771
Provision for credit losses	319	264	—	—	—	583
Noninterest income	2,876	1,084	2,866	—	—	6,826
Salaries and employee benefits	11,045	1,431	1,623	305	—	14,404
Other noninterest expense	8,109	373	315	447	—	9,244
Noninterest expense	19,154	1,804	1,938	752	—	23,648
Net income before taxes	$6,852	$935	$928	$1,387	$(2,736)	$7,366
Income tax provision (benefit)	1,802	—	—	(298)	—	1,504
Net income (loss)	$5,050	$935	$928	$1,685	$(2,736)	$5,862

The table below presents total assets for the Company’s reportable business segments as of June 30, 2025 and December 31, 2024.

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	Advisory and
	Banking	Banking	Non-Deposit	Corporate	Eliminations	Consolidated
Total Assets as of June 30, 2025	$1,889,795	$155,063	$14	$185,402	$(184,009)	$2,046,265
Total Assets as of December 31, 2024	$1,812,215	$144,616	$6	$185,173	$(183,989)	$1,958,021

Note 8 - Derivative Financial Instruments

Effective May 5, 2023, the Company entered into a pay-fixed/receive-floating interest rate swap (the “Loan Pay-Fixed Swap Agreement”) for a notional amount of $150.0 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate loans held for investment. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Loan Pay-Fixed Swap Agreement will mature on May 5, 2026 and will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

Effective April 28, 2025, the Company entered into a pay-fixed/receive-floating interest rate swap (the “Investment Pay-Fixed Swap Agreement”) for a notional amount of $19.8 million that was designated as a fair value hedge to hedge the risk of changes in the fair value of securities held in the investment portfolio. This fair value hedge converts the hedged securities from a fixed rate to a USD-SOFR-OIS Compound. The Investment Pay-Fixed Swap Agreement will mature on April 28, 2038 and will pay a fixed coupon rate of 3.67% while receiving USD-SOFR-OIS Compound. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in investments.

For both swaps, all changes in fair value are recorded in net interest income.

The interest rate swaps had a total notional amount of $169.8 million and $150.0 million at June 30, 2025 and December 31, 2024, respectively. The interest rate swaps had a positive fair value of $280 thousand and $896 thousand at June 30, 2025 and December 31, 2024, respectively.

Note 9 - Leases

The Company has operating leases on three of its facilities at June 30, 2025 and December 31, 2024. All leases commenced prior to 2024. The three leases have maturities ranging from May 2027 to December 2038, some of which include extensions of multiple two-year terms. The following tables present information about the Company’s leases:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Right-of-use assets	$2,336	$2,477
Lease liabilities	$2,511	$2,646
Weighted average remaining lease term	10.95 years	11.21 years
Weighted average discount rate	4.20%	4.21%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Operating lease cost	$97.4	$112.1	$194.8	$224.2
Cash paid for amounts included in the measurement of lease liabilities	$93.9	$105.4	$187.8	$210.6

The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2025.

(Dollars in thousands)
Year	Operating Leases
2025	$190
2026	386
2027	363
2028	303
2029	178
Thereafter	1,766
Total undiscounted lease payments	$3,186
Less effect of discounting	(675)
Present value of estimated lease payments (lease liability)	$2,511

Note 10 - Accumulated Other Comprehensive Loss

The following table presents the changes in each component or accumulated other comprehensive loss net of tax, for the six months ended June 30, 2025 and 2024.

June 30, 2025 (Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Investment Hedge	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	(15,765)	(9,694)	—	(25,459)
Other comprehensive income (loss)	3,010	—	(76)	2,934
Amortization of unrealized loss on securities transferred to held-to-maturity	—	662	—	662
Net other comprehensive income during period	3,010	662	(76)	3,596
Balance at June 30, 2025	(12,755)	(9,032)	(76)	(21,863)

June 30, 2024 (Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	(17,135)	(11,056)	(28,191)
Other comprehensive income	224	—	224
Amortization of unrealized loss on securities transferred to held-to-maturity	—	679	679
Net other comprehensive income during period	224	679	903
Balance at June 30, 2024	(16,911)	(10,377)	(27,288)

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

On July 13, 2025, the Company and Signature Bank of Georgia, a Georgia state-chartered bank (“Signature Bank”), entered into an Agreement and Plan of Merger (the “merger agreement”), which provides that, subject to the terms and conditions set forth therein, Signature Bank will merge with and into First Community Bank, with First Community Bank continuing as the surviving entity following the merger.

At the effective time of the merger, each share of Signature Bank common stock will be converted into the right to receive 0.6410 shares of the Company’s common stock. Holders of Signature Bank common stock will receive a cash payment in lieu of any fractional shares. At the effective time of the merger, each outstanding stock option to acquire Signature Bank common stock, whether or not vested, will be converted into the right to receive a cash payment. The amount payable will equal the number of shares of Signature Bank common stock subject to the option multiplied by the excess, if any, of the fair market value per share of Signature Bank common stock (based on the value of the merger consideration) over the option’s exercise price. If the exercise price equals or exceeds the fair market value, a nominal payment of $0.01 per share will be made. All payments will be subject to applicable tax withholdings.

At June 30, 2025, Signature Bank had approximately $266.0 million in total assets, $205.9 million in total loans, and $206.0 million in total deposits. The closing of the transactions contemplated by the merger agreement is subject to the satisfaction of customary closing conditions, including regulatory approvals and the approvals of the shareholders of the Company and Signature Bank. The pro forma company is projected to have approximately $2.3 billion in total assets, $1.5 billion in total loans, and $2.0 billion in total deposits.

Management has reviewed events occurring through the date the financial statements were available to be issued and no other subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2025 and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;

•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

•	restrictions or conditions imposed by our regulators on our operations;

•	the adequacy of the level of our allowance for credit losses and the amount of credit loss provisions required in future periods;

•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses, write-down assets, or take other actions;

•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;

•	reduced earnings due to higher credit impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;

•	increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets, and that could reduce anticipated or actual margins; temporarily reduce the market value of our available-for-sale investment securities and temporarily reduce accumulated other comprehensive income or increase accumulated other comprehensive loss, which temporarily could reduce shareholders’ equity;

•	enterprise risk management may not be effective in mitigating risk and reducing the potential for losses;

•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;

•	general economic conditions resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation, including the impact of inflation on us, including a decrease in demand for new mortgage loan and commercial real estate loan originations and refinancings, an increase in competition for deposits, and an increase in non-interest expense, which may have an adverse impact on our financial performance;

•	changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;

•	FDIC assessment which has increased, and may continue to increase, our cost of doing business;

•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

•	changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, and returns available to customers on alternative investments;

•	changes in technology, including the increasing use of artificial intelligence;
•	our current and future products, services, applications and functionality and plans to promote them;

•	changes in monetary and tax policies, including potential changes in tax laws and regulations;
•	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;

•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
27

•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;

•	our ability to successfully execute our business strategy;

•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;

•	our use of brokered deposits may be an unstable and/or an expensive deposit source to fund earning asset growth;
•	our ability to obtain brokered deposits as an additional funding source could be limited;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	the risks related to the pending Signature Bank merger including, without limitation: (i) the diversion of management’s time on issues related to the merger; (ii) unexpected transaction costs, including the costs of integrating operations; (iii) the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; (iv) the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected; (v) the risk of deposit and customer attrition or any changes in deposit mix; (vi) unexpected operating and other costs, which may differ or change from expectations; (vii) the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; (viii) the possibility that the planned merger may not be completed in a timely manner or at all; and (ix) failure to obtain required shareholder or regulatory approvals in connection with the merger;
•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs, and disruptions caused by widespread cybersecurity incidents;

•	disruptions due to flooding, severe weather or other natural disasters; and

•	other risks and uncertainties described under “Risk Factors” below.

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

Overview

The following discussion describes our results of operations for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 and analyzes our financial condition as of June 30, 2025 as compared to December 31, 2024. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb our estimate of expected credit losses on existing loans that may become uncollectible. We establish and maintain this allowance by recording a provision for or release of credit losses against our earnings. In the following section, we have included a detailed discussion of this process.

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

Industry Trends

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments, deposits and borrowings through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member banks’ deposits. In September 2024, the Federal Reserve began lowering interest rates in response to easing inflation and slowing growth. While lower rates can support loan demand, they may also compress net interest margins. The Federal Reserve is also continuing balance sheet reduction, contributing to some funding and market volatility. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. Changes in market interest rates can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. Furthermore, changes in market interest rates can have a significant impact on the level of mortgage originations and related mortgage banking income.

Recent Tax Legislation. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA extends or makes permanent a number of provisions originally enacted in the 2017 Tax Cuts and Jobs Act and introduces new items affecting both individuals and businesses. Topic 740, Income Taxes, of the FASB Accounting Standards Codification requires the effects of newly enacted tax law to be recognized in the period of enactment. Because enactment occurred after the quarter-end date of June 30, 2025, we are evaluating OBBBA’s impact on our deferred tax assets and liabilities, effective tax rate, and tax-related processes (e.g., payroll reporting for qualifying wage items). Based on preliminary analysis, we do not currently expect the OBBBA to have a material impact on our 2025 estimated annual effective tax rate or on our consolidated financial statements, but our evaluation is ongoing.

Proposed Merger with Signature Bank of Georgia

On July 13, 2025, we entered into merger agreement with Signature Bank, which provides that, subject to the terms and conditions set forth in the merger agreement, Signature Bank will merge with and into First Community Bank, with First Community Bank continuing as the surviving entity following the merger.

Upon consummation of the merger, each share of Signature Bank common stock will be converted into the right to receive 0.6410 shares of our common stock. Holders of Signature Bank common stock will receive a cash payment in lieu of any fractional shares. At the effective time of the merger, each outstanding stock option to acquire Signature Bank common stock, whether or not vested, will be converted into the right to receive a cash payment. The amount payable will equal the number of shares of Signature Bank common stock subject to the option multiplied by the excess, if any, of the fair market value per share of Signature Bank common stock (based on the value of the merger consideration) over the option’s exercise price. If the exercise price equals or exceeds the fair market value, a nominal payment of $0.01 per share will be made.

At June 30, 2025, Signature Bank had approximately $266.0 million in total assets, $205.9 million in total loans, and $206.0 million in total deposits. The closing of the transactions contemplated by the merger is subject to the satisfaction of customary closing conditions, including regulatory approvals and the approvals of our shareholders and Signature Bank’ shareholders. The combined bank is projected to have approximately $2.3 billion in total assets, $1.5 billion in total loans, and $2.0 billion in total deposits.

Additional details regarding the pending merger and related risks will be provided in our registration statement on Form S-4 to be filed with the SEC.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our unaudited consolidated financial statements as of June 30, 2025 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 14, 2025.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

Net Income

Our net income for the three months ended June 30, 2025 increased $1.9 million to $5.2 million, or $0.67 diluted earnings per common share, as compared to $3.3 million, or $0.42 diluted earnings per common share, for the three months ended June 30, 2024. The $1.9 million increase in net income between the two periods is primarily due to a $2.6 million increase in net interest income, a $691,000 decline in provision for credit losses, and a $564,000 increase in total non-interest income, partially offset by a $1.2 million increase in total non-interest expense and a $724,000 increase in income tax expense.

•	The $2.6 million increase in net interest income results from a $174.9 million increase in average earning assets and a 0.27% increase in net interest margin between the two periods.

•

The $237,000 release of allowance for credit losses during the three months ended June 30, 2025 was primarily due to a $268,000 decline in the allowance for credit losses – loans, partially offset by an increase of $35,000 in the allowance for credit losses – unfunded commitments. The decline in the allowance for credit losses – loans was primarily due to a three basis point decrease in our qualitative factors as of June 30, 2025. The three basis point decrease in our qualitative factors resulted from an increase of one basis point in our qualitative factor for change in total of 30-89 days past due and other loans especially mentioned, a four basis point decline in our qualitative factor for data limitations, and a one basis point increase in our qualitative factor for reasonable and supportable forecast alternative scenarios.

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

•	The $564,000 increase in non-interest income was primarily related to increases of $220,000 in mortgage banking income, $243,000 in investment advisory fees and non-deposit commissions, and $127,000 in gain on sale of other real estate owned.

•	The $1.2 million increase in non-interest expense is primarily due to increases of $757,000 in salaries and employee benefits, $73,000 in equipment, $53,000 in core banking and electronic processing and services, $105,000 in ATM/debit card processing, $71,000 in software subscriptions and services, and $214,000 in legal and professional fees, partially offset by declines of $50,000 in marketing and public relations and $45,000 in telephone expense.

•	Our effective tax rate was 22.41% during the three months ended June 30, 2025 compared to 19.16% during the three months ended June 30, 2024.

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

Net interest income increased $2.6 million, or 20.7%, to $15.3 million for the three months ended June 30, 2025 from $12.7 million for the three months ended June 30, 2024. Our net interest margin improved 0.27% to 3.19% during the three months ended June 30, 2025 compared to 2.92% during the three months ended June 30, 2024. Our net interest margin, on a taxable equivalent basis, was 3.21% for the three months ended June 30, 2025 compared to 2.93% for the three months ended June 30, 2024. Average earning assets were $1.9 billion for the three months ended June 30, 2025 and $1.7 billion in the same period of 2024.

•	The $2.6 million increase in net interest income results from a $174.9 million increase in average earning assets and a 0.27% increase in net interest margin between the two periods.

•	The increase in average earning assets was primarily due to increases of $84.7 million in loans, $14.3 million in total securities and $75.9 million in interest bearing deposits in other banks.

•	Our earning asset yield remained flat at 5.04% for the three months ended June 30, 2025 and 2024.

•	Investment securities represented 26.3% of average total earning assets for the three months ended June 30, 2025 compared to 28.1% during the same period in 2024.

•	Short-term investments represented 8.1% of average total earning assets for the three months ended June 30, 2025 compared to 4.6% during the same period in 2024.

•	Loans represented 65.6% of average total earning assets for the three months ended June 30, 2025 compared to 67.4% during the same period in 2024.

•	During the third and fourth quarter of 2024, market interest rates decreased as the Federal Reserve cut the target rate range by 1.00%. The target rate range of federal funds was 4.25% - 4.50% at June 30, 2025 compared to 5.25% - 5.50% at June 30, 2024.

•	Effective May 5, 2023, the company entered into a pay-fixed swap agreement with an initial notional amount of $150.0 million ($149.8 million as of June 30, 2025), designated as a fair value hedge for fixed rate loans held for investment. The swap converts these loans to a synthetic floating SOFR rate, with the company paying a fixed 3.58% and receiving overnight SOFR through maturity on May 5, 2026. This interest rate swap positively impacted interest on loans by $284,000 during the three months ended June 30, 2025, compared to a positive impact of interest on loans of $668,000 during the three months ended June 30, 2024. Loan yields and net interest margin both benefited from this interest rate swap during the three months ended June 30, 2025 with an increase of nine basis points and six basis points, respectively. Loan yields and net interest margin both benefited during the three months ended June 30, 2024 with an increase of 24 basis points and 16 basis points, respectively.

•	During the second quarter of 2025, the company purchased four fixed rate agency mortgage-backed security (MBS) bonds totaling $20.0 million with a purchase yield of 4.78% and entered into a $19.8 million amortizing notional amount pay-fixed/receive-floating interest rate swap, which was designated as a fair value hedge. This transaction was part of a hedging strategy which converts these fixed rate agency MBS bonds to synthetic floaters. The company pays a fixed rate of 3.67% and receives overnight SOFR.

Average loans increased $84.7 million, or 7.2%, to $1.3 billion for the three months ended June 30, 2025 from $1.2 billion for the same period in 2024. Our loan (including loans held-for-sale) to deposit ratio on average during the three months ended June 30, 2025 was 72.7%, as compared to 75.1% during same period in 2024. The yield on loans increased 0.17% to 5.77% during the three months ended June 30, 2025 from 5.60% during the same period in 2024 due to higher rates on new and renewed loans during the period compared to interest rates on loans maturing during the period.

Average securities for the three months ended June 30, 2025 increased $14.3 million, or 2.9%, to $505.5 million from $491.2 million during the same period in 2024. Short-term investments and CDs increased $75.9 million to $155.9 million during the three months ended June 30, 2025 from $80.0 million during the same period in 2024. The increase in short-term investments was due to our decision to hold excess liquidity in interest bearing deposits at the Federal Reserve Bank. The yield on our securities portfolio declined to 3.43% for the three months ended June 30, 2025 from 3.66% for the same period in 2024. The yield on our short-term investments declined to 4.32% for the three months ended June 30, 2025 from 5.32%.

The yields on earning assets for the three months ended June 30, 2025 and 2024 were 5.04% and 5.04%, respectively.

The cost of interest-bearing liabilities was 2.56% during the three months ended June 30, 2025 compared to 2.94% during the same period in 2024. The cost of deposits, including demand deposits, was 1.82% during the three months ended June 30, 2025 compared to 1.98% during the same period in 2024. The cost of funds, including demand deposits, was 1.91% during the three months ended June 30, 2025 compared to 2.17% during the same period in 2024. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) plus customer cash management repurchase agreements as these accounts tend to be low-cost funding and assist us in controlling our overall cost of funds. Average pure deposits plus customer cash management repurchase agreements increased $173.9 million, or 12.8%, to $1.5 billion during the three months ended June 30, 2025 from $1.4 billion during the same period in 2024. During the three months ended June 30, 2025, pure deposits plus customer cash management repurchase agreements averaged 82.9% of total deposits plus customer cash management repurchase agreements as compared to 82.9% during the same period of 2024. As of June 30, 2025, we had $10.4 million in brokered certificates of deposit with an initial term of 18 months and maturity of July 31, 2025. We had $10.4 million and $42.9 million in brokered certificates of deposit at December 31, 2024 and at June 30, 2024, respectively.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Three months ended June 30, 2025			Three months ended June 30, 2024
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans(1)	$1,263,027	$18,174	5.77%	$1,178,342	$16,400	5.60%
Non-taxable securities	46,160	344	2.99%	48,982	359	2.95%
Taxable securities	459,313	3,976	3.47%	442,205	4,114	3.74%
Int bearing deposits in other banks	155,860	1,679	4.32%	79,956	1,057	5.32%
Fed funds sold	18	—	0.00%	40	1	10.05%
Total earning assets	$1,924,378	$24,173	5.04%	$1,749,525	$21,931	5.04%
Cash and due from banks	25,103			23,636
Premises and equipment	29,732			30,469
Goodwill and other intangibles	15,024			15,181
Other assets	52,595			55,810
Allowance for credit losses - investments	(24)			(29)
Allowance for credit losses - loans	(13,592)			(12,583)
Total assets	$2,033,216			$1,862,009

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$347,536	$1,064	1.23%	$303,825	$809	1.07%
Money market accounts	460,865	3,494	3.04%	400,656	3,344	3.36%
Savings deposits	110,193	73	0.27%	113,620	113	0.40%
Time deposits	343,998	3,268	3.81%	308,164	3,454	4.51%
Fed funds purchased	—	—	NA	6	—	0.00%
Securities sold under agreements to repurchase	110,233	681	2.48%	68,591	497	2.91%
FHLB advances	—	—	NA	55,604	712	5.15%
Other long-term debt	14,964	269	7.21%	14,964	308	8.28%
Total interest-bearing liabilities	$1,387,789	$8,849	2.56%	$1,265,430	$9,237	2.94%
Demand deposits	474,667			443,674
Allowance for credit losses - unfunded commitments	455			512
Other liabilities	18,208			18,664
Shareholders’ equity	152,097			133,729
Total liabilities and shareholders’ equity	$2,033,216			$1,862,009

Cost of deposits, including demand deposits			1.82%			1.98%
Cost of funds, including demand deposits			1.91%			2.17%
Net interest spread			2.48%			2.10%
Net interest income/margin		$15,324	3.19%		$12,694	2.92%
Net interest income/margin (tax equivalent)(2)		$15,377	3.21%		$12,733	2.93%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held-for-sale.
(2)	Based on a 21.0% marginal tax rate.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Three Months Ended June 30,
	2025 versus 2024
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$1,206	$567	$1,773
Non-taxable securities	(21)	7	(14)
Taxable securities	156	(294)	(138)
Interest bearing deposits in other banks	848	(226)	622
Fed funds sold	(1)	—	(1)
Total interest income	$2,188	$54	$2,242

Interest expense:
Interest-bearing transaction accounts	$125	$130	$255
Money market accounts	474	(324)	150
Savings deposits	(3)	(37)	(40)
Time deposits	375	(561)	(186)
Securities sold under agreements to repurchase	266	(82)	184
FHLB advances	(712)	—	(712)
Other long-term debt	—	(39)	(39)
Total interest expense	$525	$(913)	$(388)
Net interest income	$1,663	$967	$2,630

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended June 30, 2025 increased $564,000 to $4.2 million from $3.6 million during the same period in 2024. The $564,000 increase in non-interest income was primarily related to increases of $220,000 in mortgage banking income, $243,000 in investment advisory fees and non-deposit commissions, and $127,000 in gain on sale of other real estate owned.

Mortgage banking income increased $220,000 to $879,000 during the three months ended June 30, 2025 from $659,000 during the same period in 2024. Total production in the mortgage line of business in the three months ended June 30, 2025 was $62.9 million, which was comprised of $31.9 million in secondary market loans, $5.7 million in adjustable rate mortgages (ARMs), and $25.3 million in commitments for new construction residential real estate loans. Fee revenue from the mortgage line of business was $879,000 for the three months ended June 30, 2025, which includes $873,000 associated with the secondary market loans with a gain-on-sale margin of 2.74%. This compares to production year-over-year of $49.0 million which was comprised of $22.7 million in secondary market loans, $14.6 million in ARMs, and $11.7 million in commitments for new construction residential real estate loans during the three months ended June 30, 2024. Fee revenue from the mortgage line of business was $659,000, which includes $655,000 associated with the secondary market loans with a gain-on-sale margin of 2.89% during the three months ended June 30, 2024.

Investment advisory fees rose $243,000 to $1.8 million during the three months ended June 30, 2025 from $1.5 million during the same period in 2024. Total assets under management increased to $1.0 billion at June 30, 2025 compared to $926.0 million at December 31, 2024 and increased compared to $865.6 million at June 30, 2024. Our net new assets under management were $20.7 million during the three months ended June 30, 2025. Furthermore, our investment performance for the three months ended June 30, 2025 was 10.9% compared to 10.6% for the S&P 500. Our customers’ assets under management are allocated across a range of asset classes, including equities, bonds, and cash.

Gain on sale of other real estate owned was $127,000 during the three months ended June 30, 2025, compared to zero during the three months ended June 30, 2024.

Other non-interest income decreased $15,000 to $1.2 million during the three months ended June 30, 2025 from $1.2 million during the same period in 2024. The $15,000 decrease was primarily due to a decrease of $95,000 in other non-recurring income, partially offset by an increase of $50,000 in ATM debit card income. Non-recurring income of $95,000 during the six months ended June 30, 2024 is related to a gain on insurance proceeds of $101,000 partially offset by a loss on disposition of assets on the closing of our downtown Augusta, Georgia banking office of $6,000.

The following table shows the components of non-interest income for the three-month periods ended June 30, 2025 and June 30, 2024.

(Dollars in thousands)	Three months ended June 30,
	2025	2024
Deposit service charges	$224	$235
Mortgage banking income	879	659
Investment advisory fees and non-deposit commissions	1,751	1,508
Gain on sale of other real estate owned	127	—
ATM debit card income	748	698
Bank owned life insurance	206	197
Non-recurring income	—	95
Rental income	106	91
Other service fees including safe deposit box fees	54	59
Wire transfer fees	38	30
Other	73	70
Total	$4,206	$3,642

Non-interest expense increased $1.2 million during the three months ended June 30, 2025 to $13.1 million compared to $11.8 million during the same period in 2024. The increase in non-interest expense is primarily due to increases of $757,000 in salaries and employee benefits, $73,000 in equipment, and $434,000 in other non-interest expense, partially offset by decreases of $50,000 in marketing and public relations expense and $28,000 in FDIC insurance assessment expense.

•	Salary and benefits expense increased $757,000 to $8.1 million during the three months ended June 30, 2025 from $7.3 million during the same period in 2024. This increase is primarily a result of normal salary adjustments, higher mortgage banking and financial planning and investment advisory commissions, and increased incentive accruals driven by stronger performance. We had 273 full-time equivalent employees at June 30, 2025 compared to 258 full-time equivalent employees at June 30, 2024.

•	Occupancy expense increased $34,000 to $772,000 during the three months ended June 30, 2025 from $738,000 during the same period in 2024 primarily due to an increase in building and yard maintenance, partially offset by a decline in lease costs.

•	Equipment expense declined $73,000 to $390,000 during the three months ended June 30, 2025 from $317,000 during the same period in 2024 primarily due to higher equipment maintenance and repair costs.

•	Marketing and public relations costs declined $50,000 to $208,000 during the three months ended June 30, 2025 from $258,000 during the same period in 2024 primarily due to the timing of planned media production and campaigns. Marketing expenses, while planned and budgeted on an annual basis, can vary significantly between quarters depending on the needs of the company.

•	FDIC assessments declined $28,000 to $274,000 during the three months ended June 30, 2025 compared to $302,000 during the same period in 2024 due to a decrease in our FDIC assessment rate.

•	Other real estate expense, net increased $20,000 to $110 thousand during the three months ended June 30, 2025 from $90 thousand during the same period in 2024. This increase was due to a write down on a property in our other real estate owned portfolio.

•	Other non-interest expense increased $434,000 to $3.2 million during the three months ended June 30, 2025 from $2.8 million during the same period in 2024.

-	Core banking and electronic processing and services increased $79,000 to $709,000 from $630,000 primarily due to higher customer activity and enhanced technology.
-	ATM/debit card processing increased $105,000 to $404,000 from $299,000 primarily due to higher customer activity and enhanced technology.
-	Software subscriptions and services increased $71,000 to $391,000 from $320,000 primarily due to new subscriptions and services and higher renewal prices.
-	Telephone expense declined $45,000 to $108,000 from $153,000 due to a change in our telecommunications vendor, which resulted in us paying two vendors for a portion of 2024.
-	Legal and professional fees increased $214,000 to $614,000 from $400,000. This increase was primarily due to merger expenses of $234,000 during the three months ended June 30, 2025, compared to zero during the same period in 2024.
-	Shareholder expense decreased $25,000 to $72,000 from $97,000 primarily due to a decline in shareholder expense at the holding company.

The following table shows the components of non-interest expense for the three-month periods ended June 30, 2025 and June 30, 2024.

(Dollars in thousands)	Three months ended June 30,
	2025	2024
Salaries and employee benefits	$8,060	$7,303
Occupancy	772	738
Equipment	390	317
Marketing and public relations	208	258
FDIC insurance assessments	274	302
Other real estate expense	110	90
Amortization of intangibles	40	39
Core banking and electronic processing and services*	709	656
ATM/debit card processing	404	299
Software subscriptions and services	391	320
Supplies	40	34
Telephone	108	153
Courier	76	77
Correspondent services	71	81
Insurance	108	97
Debit card and fraud losses	31	53
Investment advisory services	86	78
Loan processing and closing costs	69	63
Director fees	155	155
Legal and professional fees	614	400
Shareholder expense	72	97
Other	233	233
Total	$13,083	$11,843

*	Core banking and electronic processing and services includes core processing, bill payment, online banking, remote deposit capture, wire processing services and postage costs for mailing customer notices and statements.
35

Income Tax Expense

We incurred income tax expense of $1.5 million and $774,000 for the three months ended June 30, 2025 and 2024, respectively. Our effective tax rate was 22.4% and 19.2% for the three months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate was due to a non-recurring adjustment of $249,000 during the three months ended June 30, 2024.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Net Income

Our net income for the six months ended June 30, 2025 increased $3.3 million to $9.2 million, or $1.18 diluted earnings per common share, from $5.9 million, or $0.76 diluted earnings per common share for the six months ended June 30, 2024. The increase in net income between the two periods is primarily due to an increase of $4.9 million in net interest income, a decline of $383,000 in provision for credit losses, and an increase of $1.4 million in total non-interest income, partially offset by an increase of $2.2 million in total non-interest expense and an increase of $1.2 million in income tax expense.

•	The $4.9 million increase in net interest income results from an increase of $150.6 million in average earning assets, combined with an increase of 0.31% in the net interest margin between the two periods.

•

The $200,000 provision for credit losses during the six months ended June 30, 2025 is primarily related to a $39.5 million increase in loans held-for-investment, and a $13.5 million increase in unfunded commitments net of unconditionally cancellable commitments partially offset by two basis points of reduction in our qualitative factors. The two basis points of reduction in our qualitative factors results from an additional basis point in our qualitative factor for change in total of 30-89 days past due and other loans especially mentioned, a four basis point reduction in our qualitative factor for data limitations, and an additional basis point for our reasonable and supportable forecast qualitative factor.

The $538,000 provision for credit losses during the six months ended June 30, 2024 is primarily related to a $55.2 million increase in loans held-for-investment, a slight extension in the average life of the loan portfolio due to lower loan prepayments, and $27,000 in net charge-offs.

•	The $1.4 million increase in non-interest income is primarily related to increases in mortgage banking income of $554,000, increases in investment advisory fees and non-deposit commissions of $691,000, an increase in ATM/debit card income of $86,000, an increase in rental income of $37,000, and an increase of $127,000 in gain on sale of other real estate owned, partially offset by a decline of $49,000 in deposit service charges. Non-recurring income of $95,000 during the six months ended June 30, 2024 is related to a gain on insurance proceeds of $101,000 partially offset by a loss on disposition of assets on the closing of our downtown Augusta, Georgia banking office of $6,000.

•	Non-interest expense increased $2.2 million primarily due to an increase of $1.3 million in salaries and employee benefits, an increase of $133,000 in equipment, and an increase of $809,000 in other non-interest expense, partially offset by a decrease of $102,000 in marketing and public relations expense.

•	Our effective tax rate was 22.60% during the six months ended June 30, 2025 compared to 20.42% during the six months ended June 30, 2024. The increase in the effective tax rate was due to a non-recurring adjustment of $149,000 during the six months ended June 30, 2024.

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

Net interest income increased $4.9 million to $29.7 million for the six months ended June 30, 2025 from $24.8 million for the six months ended June 30, 2024. Our net interest margin increased by 0.31% to 3.16% during the six months ended June 30, 2025 from 2.85% during the six months ended June 30, 2024. Our net interest margin, on a taxable equivalent basis, was 3.17% for the six months ended June 30, 2025 compared to 2.86% for the six months ended June 30, 2024. Average earning assets increased $150.6 million, or 8.6%, to $1.9 billion for the six months ended June 30, 2025 compared to $1.7 billion in the same period of 2024.

•	The $4.9 million increase in net interest income results from increases of $150.6 million in average earning assets, combined with the improvement of 31 basis points in the net interest margin between the two periods.

•	The increase in average earning assets was primarily due to a $87.4 million increase in loans, a $3.6 million increase in total securities, and a $59.6 million increase in interest bearing deposits in other banks.

•	The increase in our earning asset yield to 5.02% during the six months ended June 30, 2025 from 4.97% from the same period of 2024 was due to a change in the mix of our earning assets from lower yielding securities to higher yielding loans and short-term investments, which resulted in a higher percentage of earning assets in higher yielding loans and short-term investments, due to the market interest rate environment, and due to a pay-fixed/receive-floating interest rate swap (the “Loan Pay-Fixed Swap Agreement”) described below.

o	Investment securities represented 26.3% of average total earning assets for the six months ended June 30, 2025 compared to 28.3% during the same period in 2024.
o	Short-term investments represented 7.8% of average total earning assets for the six months ended June 30, 2025 compared to 5.1% during the same period in 2024.
o	Loans represented 65.9% of average total earning assets for the six months ended June 30, 2025 compared to 66.6% during the same period in 2024.
o	After a sharp increase, market interest rates declined as inflation cooled. The target range of federal funds was 4.25% - 4.50% at June 30, 2025 compared to 5.25% - 5.50% at June 30, 2024
o	Effective May 5, 2023, the company entered into a pay-fixed swap agreement with an initial notional amount of $150.0 million ($149.8 million as of June 30, 2025), designated as a fair value hedge for fixed rate loans held for investment. The swap converts these loans to a synthetic floating SOFR rate, with the company paying a fixed 3.58% and receiving overnight SOFR through maturity on May 5, 2026. This interest rate swap positively impacted interest on loans by $571,000 during the six months ended June 30, 2025, compared to a positive impact of interest on loans of $1.3 million during the six months ended June 30, 2024. Loan yields and net interest margin both benefited from this interest rate swap during the six months ended June 30, 2025 with an increase of 10 basis points and six basis points, respectively. Loan yields and net interest margin both benefited during the six months ended June 30, 2024 with an increase of 24 basis points and 16 basis points, respectively.
o

During the second quarter of 2025, the company purchased four fixed rate agency mortgage-backed security (MBS) bonds totaling $20.0 million with a purchase yield of 4.78% and entered into a $19.8 million amortizing notional amount pay-fixed/receive-floating interest rate swap, which was designated as a fair value hedge. This transaction was part of a hedging strategy which converts these fixed rate agency MBS bonds to synthetic floaters. The company pays a fixed rate of 3.67% and receives overnight SOFR.

Average loans increased $87.4 million, or 7.5%, to $1.3 billion for the six months ended June 30, 2025 from $1.2 billion for the same period in 2024. Our loan (including loans held-for-sale) to deposit ratio on average during the six months ended June 30, 2025 was 73.4%, as compared to 75.3% during the same period in 2024. Our average growth in loans during the six months ended June 30, 2025 from the same period in 2024 of $87.4 million was exceeded our increase in deposits of $157.9 million during the same period. The yield on loans increased 0.22% to 5.74% during the six months ended June 30, 2025 from 5.52% during the same period in 2024 due to higher new and renewed loan rates compared to rates on loans maturing during the period.

Average securities for the six months ended June 30, 2025 increased $3.6 million, or 0.7%, to $498.9 million from $495.3 million during the same period in 2024. The increase in securities was due to the purchase of $20 million dollars in securities as part of the previously discussed investment hedge, partially offset by normal principal cash flows from the securities portfolio. Short-term investments increased $59.6 million to $148.3 million during the six months ended June 30, 2025 from $88.7 million during the same period in 2024. The increase in short-term investments was due to our decision to hold excess liquidity in interest bearing deposits at the Federal Reserve Bank. The yield on our securities portfolio declined to 3.42% for the six months ended June 30, 2025 from 3.66% for the same period in 2024. The yield on our short-term investments decreased to 4.31% for the six months ended June 30, 2025 from 5.03% for the same period in 2024 due to lower market interest rates.

The yields on earning assets for the six months ended June 30, 2025 and 2024 were 5.02% and 4.97%, respectively.

The cost of interest-bearing liabilities was 2.57% during the six months ended June 30, 2025 compared to 2.91% during the same period in 2024. The cost of deposits, including demand deposits, was 1.84% during the six months ended June 30, 2025 compared to 1.94% during the same period in 2024. The cost of funds, including demand deposits, was 1.92% during the six months ended June 30, 2025 compared to 2.17% during the same period in 2024. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) plus customer cash management repurchase agreements as these accounts tend to be low-cost funding and assist us in controlling our overall cost of funds. During the six months ended June 30, 2025, pure deposits plus customer cash management repurchase agreements averaged 83.0% of total deposits plus customer cash management repurchase agreements as compared to 83.5% during the same period of 2024. This reduction is related to a higher rate of growth in our certificates of deposit compared to pure deposits due to the higher interest rate environment and strong loan growth. The growth in certificates of deposit is related to customer certificates of deposit. We began issuing brokered certificates of deposit during the third quarter of 2024 to supplement our funding mix. As of June 30, 2025, we had $10.4 million in brokered certificates of deposit with initial terms of 18 months and maturity of July 31, 2025. We had $10.4 million and $42.9 million in brokered certificates of deposit at December 31, 2024 and at June 30, 2024, respectively.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Interest-Bearing Liabilities

	Six months ended June 30, 2025			Six months ended June 30, 2024
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$1,251,192	$35,618	5.74%	$1,163,803	$31,951	5.52%
Non-taxable securities	46,571	687	2.97%	49,119	716	2.93%
Taxable securities	452,297	7,783	3.47%	446,158	8,303	3.74%
Int bearing deposits in other banks	148,247	3,166	4.31%	88,623	2,216	5.03%
Fed funds sold	40	1	5.04%	51	1	3.94%
Total earning assets	$1,898,347	$47,255	5.02%	$1,747,754	$43,187	4.97%
Cash and due from banks	24,868			24,010
Premises and equipment	29,802			30,471
Goodwill and other intangibles	15,043			15,201
Other assets	52,866			54,925
Allowance for credit losses - investments	(23)			(29)
Allowance for credit losses - loans	(13,406)			(12,470)
Total assets	$2,007,497			$1,859,862

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$339,760	$2,029	1.20%	$297,295	$1,487	1.01%
Money market accounts	450,630	6,813	3.05%	403,917	6,729	3.35%
Savings deposits	111,624	153	0.28%	114,999	227	0.40%
Time deposits	338,835	6,514	3.88%	296,049	6,480	4.40%
Fed funds purchased	1	—	0.00%	4	—	0.00%
Securities sold under agreements to repurchase	120,449	1,494	2.50%	77,823	1,106	2.86%
FHLB advances	—	—	NA	69,670	1,770	5.11%
Other long-term debt	14,964	538	7.25%	14,964	617	8.29%
Total interest-bearing liabilities	$1,376,263	$17,541	2.57%	$1,274,721	$18,416	2.91%
Demand deposits	462,677			433,409
Allowance for credit losses - unfunded commitments	467			554
Other liabilities	18,658			18,323
Shareholders’ equity	149,432			132,855
Total liabilities and shareholders’ equity	$2,007,497			$1,859,862

Cost of deposits, including demand deposits			1.84%			1.94%
Cost of funds, including demand deposits			1.92%			2.17%
Net interest spread			2.45%			2.06%
Net interest income/margin		$29,714	3.16%		$24,771	2.85%
Net interest income/margin (tax equivalent)		$29,818	3.17%		$24,850	2.86%

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Six Months Ended June 30,
	2025 versus 2024
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$2,459	$1,208	$3,667
Non-taxable securities	(38)	9	(29)
Taxable securities	113	(633)	(520)
Interest bearing deposits in other banks	1,312	(362)	950
Total interest income	$3,846	$222	$4,068

Interest expense:
Interest-bearing transaction accounts	230	312	542
Money market accounts	738	(654)	84
Savings deposits	(6)	(68)	(74)
Time deposits	875	(841)	34
Securities sold under agreements to repurchase	543	(155)	388
FHLB Advances	(1,770)	—	(1,770)
Other long-term debt	—	(79)	(79)
Total interest expense	$610	$(1,485)	$(875)
Total net interest income	$3,236	$1,707	$4,943

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest Income and Non-interest Expense

Non-interest income during the six months ended June 30, 2025 increased $1.4 million to $8.2 million from $6.8 million during the same period in 2024. The increase in non-interest income was primarily related to increases in mortgage banking income, investment advisory fees and non-deposit commissions, ATM debit card income, rental income, and gain on sale of other real estate owned, partially offset by declines in deposit service charges.

Deposit service charges declined $49,000 to $445,000 during the six months ended June 30, 2025 from $494,000 during the same period in 2024 due to lower NSF/OD fees.

Mortgage banking income increased by $554,000 to $1.6 million during the six months ended June 30, 2025 from $1.1 million during the same period in 2024. Secondary mortgage production during the six months ended June 30, 2025 was $57.7 million compared to $35.7 million during the same period in 2024 while the gain on sale margin declined to 2.83% during the six months ended June 30, 2025 from 3.00% during the same period in 2024.

Investment advisory fees and non-deposit commissions increased $691,000 to $3.6 million during the six months ended June 30, 2025 from $2.9 million during the same period in 2024. Total assets under management increased to $1.0 billion at June 30, 2025 compared to $926.0 million at December 31, 2024 and $865.6 million at June 30, 2024. Our net new assets were $42.2 million during the six months ended June 30, 2025. Furthermore, our investment performance for the six-month period from December 31, 2024 to June 30, 2025 was 4.6% compared to 5.5% for the S&P 500. Our customers’ assets under management are allocated across a range of asset classes, including equities, bonds, and cash.

Gain on sale of other real estate owned increased $127,000 to $127,000 during the six months ended June 30, 2025 from zero during the same period in 2024 due to a sale of other real estate owned during the six months ended June 30, 2025.

The following table shows the components of non-interest income for the six-month periods ended June 30, 2025 and June 30, 2024.

(Dollars in thousands)	Six months ended June 30,
	2025	2024
Deposit service charges	$445	$494
Mortgage banking income	1,638	1,084
Investment advisory fees and non-deposit commissions	3,557	2,866
Gain on sale of other real estate owned	127	—
ATM debit card income	1,443	1,357
Recurring income on bank owned life insurance	408	392
Non-recurring income	—	95
Rental income	222	185
Other service fees including safe deposit box fees	116	119
Wire transfer fees	73	60
Other	159	174
	$8,188	$6,826

Non-interest expense increased $2.2 million during the six months ended June 30, 2025 to $25.8 million compared to $23.6 million during the same period in 2024. This increase is primarily due to an increase of $1.3 million in salaries and employee benefits, an increase of $133,000 in equipment, and an increase of $809,000 in other non-interest expense, partially offset by a decrease of $102,000 in marketing and public relations expense.

•	Salary and benefits expense increased $1.3 million to $15.7 million during the six months ended June 30, 2025 from $14.4 million during the same period in 2024. This increase is primarily a result of normal salary adjustments and higher mortgage banking and financial planning and investment advisory commissions, as well as increased incentive accruals due to high performance. We had 273 full-time equivalent employees at June 30, 2025 compared to 258 full-time equivalent employees at June 30, 2024.
•	Equipment expense increased $133,000 to $780,000 during the six months ended June 30, 2025 from $647,000 during the same period in 2024 primarily due to higher equipment maintenance and repair expenses.
•	Marketing and public relations declined $102,000 to $722,000 during the six months ended June 30, 2025 from $824,000 during the same period in 2024 primarily due to the timing of planned media production and campaigns. Marketing expenses, while planned and budgeted on an annual basis, can vary significantly between quarters depending on the needs of the company.
•	FDIC assessments declined $6,000 to $574,000 during the six months ended June 30, 2025 compared to $580,000 during the same period in 2024 due to a decrease in our FDIC assessment rate.
•	Other real estate expenses increased $20,000 to $122,000 during the six months ended June 30, 2025 from $102,000 during the same period in the prior year primarily due to write-down of an other real estate owned property during the six months ended June 30, 2025.
•	Other non-interest expense increased $809,000 to $6.3 million during the six months ended June 30, 2025 from $5.5 million during the same period in 2024.

-	Core banking and electronic processing and services increased $187,000 to $1.5 million from $1.3 million, primarily due to increase in software costs and usage.
-	ATM/debit card processing increased $137,000 to $731,000 from $594,000 primarily due to a debit card marketing campaign and enhanced technology.

-	Software subscriptions and services increased $124,000 to $739,000 from $615,000 primarily due to new subscriptions and services and higher renewal prices.

-	Telephone expense decreased $84,000 to $217,000 from $301,000 due to a change in our telecommunications vendor, which resulted in paying two vendors for a period of time during the six months ended June 30, 2024 and due to a $29,000 write-off of the remainder of a contract related to the closing of our downtown Augusta, Georgia banking office during the six months ended June 30, 2024.

-	Legal and professional fees increased $323,000 to $1.1 million from $757,000 due to higher legal and audit expenses, partially resulting from the proposed acquisition of Signature Bank. Legal and professional fees for the merger were $234,000 during the six months ended June 30, 2025, and zero during the same period in 2024.

-	Shareholder expense increased $21,000 to $170,000 from $149,000 due to higher printing and filing expenses.

The following table shows the components of non-interest expense for the six-month periods ended June 30, 2025 and June 30, 2024.

(Dollars in thousands)	Six months ended June 30,
	2025	2024
Salaries and employee benefits	$15,717	$14,404
Occupancy	1,549	1,528
Equipment	780	647
Marketing and public relations	722	824
FDIC Insurance assessments	574	580
Other real estate expense	122	102
Amortization of intangibles	79	78
Core banking and electronic processing and services*	1,465	1,325
ATM/debit card processing	731	594
Software subscriptions and services	739	615
Supplies	69	73
Telephone	217	301
Courier	164	151
Correspondent services	143	166
Insurance	216	196
Debit card and Fraud losses	107	122
Investment advisory services	185	172
Loan processing and closing costs	128	126
Director fees	307	292
Legal and Professional fees	1,080	757
Shareholder expense	170	149
Other	573	446
Total	$25,837	$23,648

*	Core banking and electronic processing and services includes core processing, bill payment, online banking, remote deposit capture, wire processing services and postage costs for mailing customer notices and statements.

Income Tax Expense

We incurred income tax expense of $2.7 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively. Our effective tax rate was 22.60% and 20.42% for the six months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate was primarily due to a $149,000 non-recurring reduction to income tax expense during the six months ended June 30, 2024.

Provision and Allowance for Credit Losses and Credit Metrics

Provision and Allowance for Credit Losses

The total allowance for credit losses (ACL) is composed of three parts: the ACL for loans, the ACL for unfunded commitments, and the ACL for HTM investments. The ACL for loans is further composed of the allowance for individually assessed loans, the allowance for collectively assessed expected losses, the allowance for collectively assessed qualitative adjustments, and the allowance for collectively assessed additional allowance. The allowance for collectively assessed qualitative adjustments is calculated using a set of qualitative factors, shown below:

Qualitative Factors
(in basis points)	June 30,	December 31,	June 30,
	2025	2024	2024
Changes in lending policies and procedures	3	3	3
Changes in staff, markets, and products	5	5	5
Change in total of 30-89 days past due and other loans especially mentioned	2	1	1
Changes in the loan review system	2	2	2
Change in collateral value for non-collateral dependent loans	9	9	9
Changes in concentration of credits	11	11	11
Changes in the legal or regulatory requirements and competition	10	10	10
Data limitations	6	10	10
Model imprecision	14	14	14
Reasonable and supportable forecast alternative scenarios	16	15	17
Total Basis Points	78	80	82

The above qualitative factors, combined with the allowance for individually assessed loans, the allowance for collectively assessed expected losses, and the collectively assessed additional allowance, are used to calculate the total allowance for credit losses on loans. The following table summarizes the activity related to our allowance for credit losses for loans:

	Six Months Ended
	June 30,
(Dollars in thousands)	2025	2024
Beginning balance of allowance	$13,135	$12,267
Loans charged-off:
Commercial	—	29
Real Estate Mortgage – Commercial	—	2
Consumer - Other	31	36
Total loans charged-off	31	67
Recoveries:
Commercial	9	2
Real Estate Mortgage – Residential	—	18
Real Estate Mortgage – Commercial	7	7
Real Estate – Construction	1	1
Consumer – Home Equity	5	5
Consumer – Other	10	6
Total recoveries	32	39
Net loan recoveries (charge-offs)	1	(28)
Provision for credit losses - loans	194	693
Balance at period end	$13,330	$12,932

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio:

Composition of the Allowance for Credit Losses - Loans

	June 30, 2025		December 31, 2024
		% of Allowance in		% of Allowance in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial	$1,012	7.6%	$994	7.6%
Real Estate – Construction	1,700	12.8%	1,675	12.8%
Real Estate Mortgage:
Residential	1,706	12.8%	1,639	12.5%
Commercial	7,923	59.4%	7,974	60.6%
Consumer:
Home Equity	645	4.8%	568	4.3%
Other	344	2.6%	285	2.2%
Total	$13,330	100.0%	$13,135	100.0%

Credit Metrics

We have a significant portion of our loan portfolio with real estate as the underlying collateral. As of June 30, 2025 and December 31, 2024, approximately 91.3% and 91.4%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period. The allowance for credit losses is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy for credit losses and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance for credit losses based on information available to them at the time of their examination.

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

The non-performing asset ratio was 0.02% of total assets with the nominal level of $469,000 in non-performing assets at June 30, 2025 compared to 0.04% and $810,000 at December 31, 2024. Non-accrual loans decreased to $210,000 at June 30, 2025 from $219,000 at December 31, 2024. We had two accruing loans past due 90 days or more totaling $66,000 at June 30, 2025 compared to $48,000 at December 31, 2024. Loans past due 30 days or more represented 0.02% of the loan portfolio at June 30, 2025 compared to 0.05% at December 31, 2024. The ratio of classified loans plus OREO and repossessed assets declined to 0.82% of total bank regulatory risk-based capital at June 30, 2025 from 1.06% at December 31, 2024.

During the six months ended June 30, 2025, we experienced net loan recoveries of $19,000 (charge-offs of $3,000 less recoveries of $22,000) and net overdraft charge-offs of $18,000 (charge-offs of $28,000 and recoveries of $10,000). In comparison, we experienced net loan recoveries of $2,000 and net overdraft charge-offs of $30,000 during the six months ended June 30, 2024.

There were four loans totaling $276,000 (0.02% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at June 30, 2025. Two of these loans were on non-accrual status. The largest loan of the two is $208,000 and is secured by real estate. The balance of the remaining loan on non-accrual status is $1,000. This loan is secured by a second mortgage lien. We had two loans that were accruing loans past due 90 days or more at June 30, 2025. At both June 30, 2025 and December 31, 2024, we considered loan relationships exceeding $500,000 and on non-accrual status as individually assessed loans for the allowance for credit losses. At both June 30, 2025 and December 31, 2024, we had no individually assessed loans. The specific allowance for individually assessed loans is based on the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. There was no specific allowance for credit losses on our individually assessed loans at June 30, 2025 and December 31, 2024. At June 30, 2025, we had $220,000 in loans that were delinquent 30 days to 89 days representing 0.02% of total loans compared to $554,000 or 0.05% of total loans at December 31, 2024.

The following table summarizes the activity related to our allowance for credit losses for the periods indicated:

	Six Months Ended
	June 30,
(Dollars in thousands)	2025	2024
Average loans outstanding (excluding loans held-for-sale)	$1,242,889	$1,160,046
Loans outstanding at period end (excluding loans held-for-sale)	$1,260,055	$1,189,189
Non-performing assets:
Non-accrual loans	$210	$173
Loans 90 days past due still accruing	66	—
Foreclosed real estate	194	544
Total non-performing assets	$470	$717

Net charge-offs to average loans (annualized)	0.00%	0.00%
Allowance as percent of total loans	1.06%	1.09%
Non-performing assets as % of total assets	0.02%	0.04%
Allowance as % of non-performing loans	4,847.27%	7,475.14%
Non-accrual loans as % of total loans	0.02%	0.01%
Allowance as % of non-accrual loans	6,347.62%	7,475.14%

The following table details net charge-offs to average loans outstanding by loan category for the periods indicated.

	Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off (Recovery) Ratio	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off (Recovery) Ratio
Commercial	$(9)	$88,807	(0.01)%	$27	$80,254	0.03%
Real estate:
Construction	(1)	150,538	0.00%	(1)	130,737	0.00%
Mortgage-residential	—	124,514	0.00%	(18)	101,969	(0.02)%
Mortgage-commercial	(7)	814,815	0.00%	(5)	797,171	0.00%
Consumer:
Home Equity	(5)	44,204	(0.01)%	(5)	34,487	(0.01)%
Other	21	20,011	0.10%	30	15,428	0.19%
Total:	$(1)	$1,242,889	0.00%	$28	$1,160,046	0.00%

(1)	Average loans exclude loans held for sale

Financial Position

Assets increased $88.2 million, or 4.5% (9.1% annualized), to $2.0 billion at June 30, 2025 from $2.0 billion at December 31, 2024. The increase in assets was primarily due to increases in cash and due from banks of $5.8 million, interest-bearing bank balances of $27.9 million, investment securities available-for-sale of $23.0 million and loans held-for-investment of $39.5 million, partially offset by a decrease in investment securities held-to-maturity of $7.7 million.

Loans and loans held-for-sale

Loans held-for-sale increased to $10.8 million at June 30, 2025 from $9.7 million at December 31, 2024. Loans (excluding loans held-for-sale) increased $39.5 million, or 3.2% (6.5% annualized), to $1.3 billion at June 30, 2025 from $1.2 billion at December 31, 2024. Total loan production, excluding mortgage secondary market and new construction residential real estate, was $109.5 million during the six months ended June 30, 2025 compared to $94.6 million during the same period in 2024. Advances from unfunded commercial construction loans available for draws were $23.8 million during the six months ended June 30, 2025. Payoffs and paydowns totaled $60.7 million during the six months ended June 30, 2025 compared to $48.3 million during the same period in 2024.

Total mortgage production during the six months ended June 30, 2025 was $106.7 million, $57.7 million of the production was originated to be sold in the secondary market, $9.6 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $39.4 million of the loan production was commitments for new construction residential real estate loans. Total mortgage production during the six months ended June 30, 2024 was $85.6 million, $35.7 million of the production was originated to be sold in the secondary market, $24.3 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $25.6 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income. The increase in mortgage production was primarily due to higher secondary market loan production and increased commitments for new residential real estate construction, partially offset by lower ARM loans for our loans held for investment portfolio.

The loan-to-deposit ratio (including loans held-for-sale) at June 30, 2025 and December 31, 2024 was 72.5% and 74.5%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at June 30, 2025 and December 31, 2024 was 71.8% and 74.1%, respectively.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. Based on our loan portfolio as of June 30, 2025, the non-owner occupied commercial real estate loans and the construction and land development loans were approximately 306% and 77% of total risk-based capital, respectively. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 45% from June 30, 2022 to June 30, 2025. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the level of the concentration in commercial real estate loans within our loan portfolio monthly.

The following table shows the composition of the loan portfolio by category at the dates indicated:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$89,048	7.1%	$86,616	7.1%
Real estate:
Construction	156,054	12.4%	152,155	12.5%
Mortgage – residential	128,758	10.2%	124,751	10.2%
Mortgage – commercial	818,706	64.9%	796,411	65.2%
Consumer:
Home Equity	47,502	3.8%	42,304	3.5%
Other	19,987	1.6%	18,305	1.5%
Total gross loans	1,260,055	100.0%	1,220,542	100.0%
Allowance for credit losses	(13,330)		(13,135)
Total net loans	$1,246,725		$1,207,407

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

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at June 30, 2025.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	June 30, 2025
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total
Commercial	$19,958	$47,158	$21,932	$—	$89,048
Real estate:
Construction	47,964	94,134	13,956	—	156,054
Mortgage—residential	3,526	13,562	2,672	108,998	128,758
Mortgage—commercial	69,967	598,112	150,627	—	818,706
Consumer:
Home equity	1,670	7,228	38,604	—	47,502
Other	4,232	14,803	576	376	19,987
Total	$147,317	$774,997	$228,367	$109,374	$1,260,055

Loans maturing after one year with:

Variable Rate	$183,250
Fixed Rate	929,488
$1,112,738

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

Investment securities increased $15.6 million to $507.3 million, net of allowance for credit losses on investments of $19,000, at June 30, 2025 from $491.7 million, net of allowance for credit losses on investments of $23,000, at December 31, 2024. The increase was driven by purchases of mortgage-backed securities in the available-for-sale portfolio, partially offset by normal principal cash flows.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $11.4 million ($9.0 million net of tax) at June 30, 2025.

Our HTM investments totaled $201.7 million and represented approximately 40% of our total investments at June 30, 2025. Our AFS investments totaled $302.6 million or approximately 59% of our total investments at June 30, 2025. Our investments at cost totaled $2.9 million or approximately 1% of our total investments at June 30, 2025. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive loss, which is included in shareholders’ equity.

At June 30, 2025, the estimated weighted average life of our total investment portfolio was 5.4 years, the modified duration was 4.2, the effective duration was 3.3, and the weighted average tax equivalent book yield was 3.69%.

Other short-term investments increased $27.9 million to $151.3 million at June 30, 2025 from $123.5 million at December 31, 2024 due to our decision to temporarily hold excess liquidity in interest-bearing bank deposits at the Federal Reserve Bank. This additional liquidity will be used to fund loan growth and/or reduce borrowings and brokered certificates of deposit.

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at June 30, 2025:

(Dollars in thousands)	Within One Year		Over One Year and less than Five Years		Over Five Years and less than Ten Years		Over Ten Years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury securities	$9,938	4.34%	$997	0.74%	14,838	1.24%	$—	—
Government Sponsored Enterprises	—	—	—	—	2,500	2.00%	—	—
Small Business Administration pools	229	2.86%	2,447	5.33%	3,741	4.36%	4,247	5.80%
Mortgage-backed securities	245	1.57%	9,841	3.42%	3,943	3.59%	257,048	4.11%
Corporate and other securities	—	—	3,242	8.39%	5,500	3.44%	13	—
Total investment securities available-for-sale	$10,412	4.24%	$16,527	4.52%	$30,524	2.39%	$261,308	4.13%

(Dollars in thousands)	Within One Year		Over One Year and less than Five Years		Over Five Years and less than Ten Years		Over Ten Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	6,859	2.95%	30,742	3.20%	15,691	3.31%	46,520	3.25%
State and local government	1,015	2.05%	24,254	3.39%	45,511	3.49%	31,169	3.36%
Total investment securities held-to-maturity	$7,874	2.83%	$54,996	3.29%	$61,202	3.44%	$77,689	3.30%

Deposits

Deposits increased $78.1 million, or 4.7% (9.4% annualized), to $1.8 billion at June 30, 2025 compared to $1.7 billion at December 31, 2024. Our pure deposits, which are defined as total deposits less certificates of deposits, increased $61.6 million, or 4.5% (9.0% annualized), to $1.44 billion at June 30, 2025 from $1.38 billion at December 31, 2024. We continue to focus on growing our pure deposits in order to better manage our overall cost of funds. Certificates of deposits increased $16.6 million to $316.8 million at June 30, 2025 from $300.2 million at December 31, 2024.

We began issuing brokered certificates of deposit during the third quarter of 2023 to supplement our funding mix. As of June 30, 2025, we had $10.4 million in brokered certificates of deposit. This brokered certificate of deposit had an initial term of 18 months and matures in July 2025. We had $10.4 million and $42.9 million in brokered certificates of deposit at December 31, 2024 and at June 30, 2024, respectively.

Total uninsured deposits were $570.5 million and $542.9 million at June 30, 2025 and December 31, 2024, respectively. Included in uninsured deposits at June 30, 2025 and December 31, 2024 were $87.9 million and $105.8 million of deposits of states or political subdivisions in the U.S., which are secured or collateralized, respectively. Total uninsured deposits, excluding these deposits that are secured or collateralized, totaled $482.6 million, or 27.5%, of total deposits at June 30, 2025 and $437.1 million, or 26.1%, of total deposits at December 31, 2024. The average balance of all customer deposit accounts at June 30, 2025 was $31,119. The average balance for consumer accounts was $16,138 and the average balance for non-consumer accounts was $70,257.

The following table sets forth the deposits by category:

	June 30,		December 31,
	2025		2024
		% of		% of
(Dollars in thousands)	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$475,889	27.1%	$462,717	27.6%
Interest bearing checking accounts	356,990	20.4%	338,511	20.2%
Money market accounts	467,931	26.7%	432,084	25.8%
Savings accounts	107,798	6.1%	113,928	6.8%
Time deposits less than or equal to $250,000	251,772	14.4%	239,643	14.3%
Time deposits greater than $250,000	93,661	5.3%	89,018	5.3%
Total	$1,754,041	100.0%	$1,675,901	100.0%

The uninsured amount of time deposits in the table above at June 30, 2025 and December 31, 2024 was $42.4 million and $40.8 million, respectively.

The tables below show at June 30, 2025 and December 31, 2024, maturities of certificates and other time deposits greater than $250,000.

	June 30, 2025
	Within Three	After Three Through	After Six Through	After Twelve
(Dollars in thousands)	Months	Six Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$33,127	$52,141	$8,141	$252	$93,661

	December 31, 2024
	Within Three	After Three Through	After Six Through	After Twelve
(Dollars in thousands)	Months	Six Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$28,430	$37,680	$21,656	$1,252	$89,018

Borrowed Funds, Trust Preferred Securities, and Shareholders’ Equity

Borrowed funds consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and long-term debt. Our long-term debt is a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $110.2 million, $83.9 million, and $68.6 million during the three months ended June 30, 2025, December 31, 2024, and June 30, 2024, respectively. The average rates paid during these periods were 2.48%, 2.71%, and 2.91%, respectively. The balances of securities sold under agreements to repurchase were $103.6 million, $103.1 million, and $59.3 million at June 30, 2025, December 31, 2024, and June 30, 2024, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. Federal funds purchased averaged zero, zero, and $6,000 during the three months ended June 30, 2025, December 31, 2024, and June 30, 2024, respectively. The average rates paid during these periods were 0.00%, 0.00%, and 0.00%, respectively. Federal funds purchased were zero at June 30, 2025, December 2024, and June 30, 2024. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. FHLB advances averaged zero, $30.3 million, and $55.6 million during the three months ended June 30, 2025, December 31, 2024, and June 30, 2024, respectively. The average rates paid during these periods were zero, 5.15%, and 5.15%, respectively. The balances of FHLB advances were zero, zero, and $50.0 million at June 30, 2025, December 31, 2024, and June 30, 2024, respectively.

We issued $15.5 million in trust preferred securities on September 16, 2004. During the fourth quarter of 2015, we redeemed $500,000 of these securities. The remaining debt may be redeemed in full anytime with notice and matures on September 16, 2034. The securities accrue and pay distributions quarterly at a rate determined by an adjusted Secured Overnight Financing Rate (SOFR). Trust preferred securities averaged $15.0 million during the three months ended June 30, 2025, December 31, 2024, and June 30, 2024. The average rates during these periods were 7.21%, 7.71%, and 8.28%, respectively. The balances of trust preferred securities were $15.0 million as of June 30, 2025, December 31, 2024, and June 30, 2024.

Total shareholders’ equity increased $11.0 million, or 7.6%, to $155.5 million at June 30, 2025 from $144.5 million at December 31, 2024. Shareholders’ equity was 7.6% of total assets at June 30, 2025 and 7.4% at December 31, 2024. The $11.0 million increase in shareholders’ equity was due to a $6.9 million increase in retention of earnings resulting from $9.2 million in net income less $2.3 million in dividends, a $331,000 increase due to employee and director stock awards, a $192,000 increase due to dividend reinvestment plan (DRIP) purchases, and a $3.6 million improvement in accumulated other comprehensive loss. The improvement in other accumulated other comprehensive loss for the period was due to improvements in the accumulated other comprehensive loss on available-for-sale securities, net of tax expense, of $3.0 million and the reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense, of $662,000, partially offset by unrealized loss on investment hedge of $76,000.

On May 9, 2025, we announced that our Board of Directors approved a plan to utilize up to $7.5 million of capital to repurchase shares of our common stock (the “2025 Repurchase Plan”), which represented approximately 5.0% of total shareholders’ equity at the time of the announcement. No repurchases have been made under the 2025 Repurchase Plan. The 2025 Repurchase Plan expires at the market close on May 8, 2026.

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at June 30, 2025 and at December 31, 2024 over the subsequent 12 months. We were liability sensitive at June 30, 2025 and at December 31, 2024. In 2023, we increased our non-maturity deposit interest rate betas in increasing rate environments, which increased our liability sensitivity. This was partially offset by the previously mentioned $150.0 million Loan Pay-Fixed Swap Agreement and Investment Pay-Fixed Interest Rate Swap Agreement that we entered into effective May 5, 2023 and April 30, 2025, respectively. Furthermore, we reduced the average life on our non-maturity deposits at June 30, 2024. As a result, our modeling, at June 30, 2025, reflects a decrease in net interest income in a rising interest rate environment during the first 12-month period subsequent to interest rate changes. The negative impact of rising rates on net interest income is slightly less liability sensitive during the second 12-month period subsequent to interest rate changes. In a declining interest rate environment, the model reflects increases in net interest income in all of the scenarios during the first 12-month period subsequent to interest rate changes. The positive impact in the down 100 and down 200 basis point scenarios of declining rates changes to a slightly less positive impact on net interest income during the second 12-month period subsequent to interest rate changes. In the down 300 and down 400 basis point scenarios, the model reflects a slight decrease. The increase and decrease of 100, 200, 300, and 400 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve. As a result, our modeling, at December 31, 2024, reflects a decrease in net interest income in a rising interest rate environment during the first 12-month period subsequent to interest rate changes. The negative impact of rising rates on net interest income is slightly less liability sensitive during the second 12-month period subsequent to interest rate changes. In a declining interest rate environment, the model reflects increases in net interest income in all of the scenarios during the first 12-month period subsequent to interest rate changes. The positive impact in the down 100, down 200, and down 300 basis point scenarios of declining rates changes to a slightly less positive impact on net interest income during the second 12-month period subsequent to interest rate changes. In the down 400 basis points scenario, the model reflects a slight decrease in net interest income. The increase and decrease of 100, 200, 300, and 400 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	June 30, 2025	December 31, 2024
+400bp	-16.25%	-13.72%
+300bp	-11.39%	-9.20%
+200bp	-6.63%	-5.23%
+100bp	-2.75%	-2.18%
Flat	—	—
-100bp	+2.73%	+2.12%
-200bp	+5.07%	+3.77%
-300bp	+5.04%	+3.04%
-400bp	+3.85%	+0.76%
49

During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel increases in interest rates along the entire yield curve, our net interest income is projected to decline 1.76%, 4.64%, 8.44%, and 12.41%, respectively, at June 30, 2025, and decline 2.04%, 4.96%, 8.75%, and 12.70%, respectively, at December 31, 2024. During the second 12-month period after 100 basis point, 200 basis point, 300 basis point, and 400 basis point simultaneous and parallel reduction in interest rates along the entire yield curve, our net interest income is projected to increase 1.44%, 1.97%, and decline 0.52%, and 3.78%, respectively, at June 30, 2025, and to increase 1.80%, 2.91%, and 1.46%, and decline 1.75%, respectively, at December 31, 2024.

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in PVE at no more than 15%, 20%, 25%, and 25%, respectively, in a 100, 200, 300, and 400 basis point change in market interest rates. Based on PVE, we were primarily asset sensitive at June 30, 2025 and at December 31, 2024. However, our PVE increases slightly in the up 100 and up 200, and declines in the up 300 and up 400 basis point scenarios at June 30, 2025 and December 31, 2024.

Present Value of Equity Sensitivity

Change in present value of equity	Hypothetical percentage change in PVE
	June 30, 2025	December 31, 2024
+400bp	-2.10%	-3.27%
+300bp	-0.13%	-1.47%
+200bp	+1.29%	+0.23%
+100bp	+1.52%	+0.92%
Flat	—	—
-100bp	-2.97%	-2.31%
-200bp	-8.37%	-6.80%
-300bp	-17.59%	-14.97%
-400bp	-32.71%	-27.07%

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

From time to time, we issue brokered certificates of deposit to supplement our funding mix. As of June 30, 2025 and December 31, 2024, we had $10.4 million in brokered certificates of deposit. This brokered certificate of deposit had an initial term of 18 months and matures on July 31, 2025. We believe that we have ample liquidity to meet the needs of our customers through our low-cost deposits, the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, the ability to borrow on a secured basis through the Federal Reserve Discount Window, and the ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank.

The Bank maintains federal funds purchased lines in the total amount of $77.5 million with three financial institutions and $10.0 million through the Federal Reserve Discount Window. We utilized none of our federal funds purchased lines at June 30, 2025 and December 31, 2024. The FHLB of Atlanta has approved a line of credit of up to 25.00% of the Bank’s total assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had no FHLB advances at June 30, 2025 and at December 31, 2024. At June 30, 2025, we had remaining credit availability under this facility in excess of $509.7 million, subject to collateral requirements. Combined, we have total remaining credit availability, subject to collateral requirements, in excess of $597.1 million as compared to uninsured deposits excluding deposits of states or political subdivisions in the U.S., which are secured or collateralized, of $482.5 million as previously noted.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2025, we had issued commitments to extend unused credit of $197.2 million, including $67.9 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2024, we had issued commitments to extend unused credit of $180.2 million, including $63.6 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of June 30, 2025, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

(Dollars in thousands)		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
June 30, 2025
Leverage Ratio	8.44%	5.00%	4.00%	$69,904	$90,246
Common Equity Tier 1 Capital Ratio	13.04%	6.50%	4.50%	86,097	112,409
Tier 1 Capital Ratio	13.04%	8.00%	6.00%	66,363	92,675
Total Capital Ratio	14.10%	10.00%	8.00%	53,890	80,202
December 31, 2024
Leverage Ratio	8.40%	5.00%	4.00%	$66,555	$86,123
Common Equity Tier 1 Capital Ratio	12.87%	6.50%	4.50%	81,356	106,907
Tier 1 Capital Ratio	12.87%	8.00%	6.00%	62,193	87,744
Total Capital Ratio	13.94%	10.00%	8.00%	50,279	75,830

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

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the second quarter of 2025 of $0.16 per common share. This dividend is payable on August 19, 2025 to shareholders of record of our common stock as of August 5, 2025.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, during the three months ended June 30, 2025, we credited an aggregate of 1,565 deferred stock units, respectively, to accounts for directors who elected to defer monthly fees. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.
(b)	Not Applicable.
(c)	No share repurchases were made during the three months ended June 30, 2025, and no shares were withheld to satisfy tax withholding obligations applicable to the vesting of restricted stock for the three months ended June 30, 2025. On May 9, 2025, the Company announced that its Board of Directors approved the 2025 Repurchase Plan to utilize up to $7.5 million of capital to repurchase the Company’s common stock. The 2025 Repurchase Plan expires at the market close on May 8, 2026.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Plans

During the three months ended June 30, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of July 13, 2025 by and between First Community Corporation, First Community Bank, and Signature Bank. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 14, 2025).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 16, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 18, 2023).
10.1	Employment Agreement by and between Sarah T. Donley and First Community Corporation dated January 1, 2025 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 14, 2025).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
55

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: August 8, 2025	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
56