Form 10-Q
period 2025-09-30
FIRST COMMUNITY CORP /SC/
filed 2025-11-07
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 7, 2025, 7,689,694 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
(Dollars in thousands, except par values)	2025	December 31,
	(Unaudited)	2024
ASSETS
Cash and due from banks	$30,356	$26,373
Interest-bearing bank balances	163,237	123,455
Investment securities available-for-sale	299,529	279,582
Investment securities held-to-maturity, fair value of $191,270 and $196,040 at September 30, 2025 and December 31, 2024, respectively, net of allowance for credit losses — investments	198,805	209,413
Other investments, at cost	2,942	2,679
Loans held-for-sale	8,970	9,662
Loans held-for-investment	1,279,310	1,220,542
Less, allowance for credit losses – loans	13,478	13,135
Net loans held-for-investment	1,265,832	1,207,407
Property and equipment – net	29,203	29,975
Lease right-of-use asset	2,264	2,477
Bank owned life insurance	31,590	30,973
Other real estate owned	194	543
Intangible assets	328	446
Goodwill	14,637	14,637
Other assets	18,711	20,399
Total assets	$2,066,598	$1,958,021
LIABILITIES
Deposits:
Non-interest bearing	$483,260	$462,717
Interest bearing	1,287,904	1,213,184
Total deposits	1,771,164	1,675,901
Securities sold under agreements to repurchase	99,614	103,110
Junior subordinated debt	14,964	14,964
Lease liability	2,443	2,646
Other liabilities	16,845	16,906
Total liabilities	$1,905,030	$1,813,527
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,689,694 at September 30, 2025 and 7,644,424 at December 31, 2024	7,690	7,644
Nonvested restricted stock and stock units	2,544	2,639
Additional paid in capital	94,819	93,834
Retained earnings	76,688	65,836
Accumulated other comprehensive loss	(20,173)	(25,459)
Total shareholders’ equity	161,568	144,494
Total liabilities and shareholders’ equity	$2,066,598	$1,958,021

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended September 30,
	2025	2024
Interest and dividend income:
Loans, including fees	$18,864	$17,279
Investment securities – taxable	3,982	3,975
Investment securities – non taxable	346	355
Interest-bearing deposits in other banks and fed funds sold	1,710	1,552
Total interest income	24,902	23,161
Interest expense:
Deposits	7,995	8,287
Securities sold under agreements to repurchase	640	506
Other borrowed money	273	956
Total interest expense	8,908	9,749
Net interest income	15,994	13,412
Provision for (release of) credit losses	201	(16)
Net interest income after provision for (release of) credit losses	15,793	13,428
Non-interest income:
Deposit service charges	243	228
Mortgage banking income	934	575
Investment advisory fees and non-deposit commissions	1,862	1,595
Gain on sale of other real estate owned	—	5
Other non-recurring income	188	—
Other	1,242	1,167
Total non-interest income	4,469	3,570
Non-interest expense:
Salaries and employee benefits	8,059	7,422
Occupancy	792	793
Equipment	377	391
Marketing and public relations	557	477
FDIC insurance assessments	286	290
Other real estate expense	12	11
Amortization of intangibles	39	40
Merger	575	—
Other	2,977	2,567
Total non-interest expense	13,674	11,991
Net income before tax	6,588	5,007
Income tax expense	1,396	1,146
Net income	$5,192	$3,861

Basic earnings per common share	$0.68	$0.51
Diluted earnings per common share	$0.67	$0.50

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Nine Months ended September 30,
	2025	2024
Interest and dividend income:
Loans, including fees	$54,482	$49,230
Investment securities – taxable	11,766	12,279
Investment securities - non taxable	1,032	1,070
Interest-bearing deposits in other banks and fed funds sold	4,877	3,769
Total interest income	72,157	66,348
Interest expense:
Deposits	23,504	23,210
Securities sold under agreements to repurchase	2,134	1,611
Other borrowed money	811	3,344
Total interest expense	26,449	28,165
Net interest income	45,708	38,183
Provision for credit losses	401	567
Net interest income after provision for credit losses	45,307	37,616
Non-interest income:
Deposit service charges	688	722
Mortgage banking income	2,572	1,659
Investment advisory fees and non-deposit commissions	5,419	4,461
Gain on sale of other real estate owned	127	5
Other non-recurring income	188	95
Other	3,663	3,454
Total non-interest income	12,657	10,396
Non-interest expense:
Salaries and employee benefits	23,776	21,826
Occupancy	2,341	2,321
Equipment	1,157	1,038
Marketing and public relations	1,279	1,301
FDIC insurance assessments	860	870
Other real estate expense	134	113
Amortization of intangibles	118	118
Merger	809	—
Other	9,037	8,052
Total non-interest expense	39,511	35,639
Net income before tax	18,453	12,373
Income tax expense	4,078	2,650
Net income	$14,375	$9,723

Basic earnings per common share	$1.88	$1.28
Diluted earnings per common share	$1.85	$1.26

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,
(Dollars in thousands)	2025	2024
Net income	$5,192	$3,861
Other comprehensive income (loss):
Unrealized gain during the period on available-for-sale securities, net of tax expense of $317 and $991, respectively	1,394	3,723
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $88 and $90, respectively	329	342
Unrealized loss during the period on investment hedge, net of tax benefit of $9 and zero, respectively	(33)	—
Other comprehensive income	1,690	4,065
Comprehensive income	$6,882	$7,926

	Nine months ended September 30,
(Dollars in thousands)	2025	2024
Net income	$14,375	$9,723
Other comprehensive income (loss):
Unrealized gain during the period on available-for-sale securities, net of tax expense of $1,170 and $1,049, respectively	4,404	3,947
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $264 and $271, respectively	991	1,021
Unrealized loss during the period on investment hedge, net of tax benefit of $29 and zero, respectively	(109)	—
Other comprehensive income	5,286	4,968
Comprehensive income	$19,661	$14,691

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended
						Accumulated
	Common		Additional	Nonvested		Other
	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
(Shares and dollars in thousands)	Issued	Stock	Capital	Stock	Earnings	Loss	Total
Balance, June 30, 2025	7,686	$7,686	$94,719	$2,235	$72,723	$(21,863)	$155,500
Net income	—	—	—	—	5,192	—	5,192
Other comprehensive income net of tax expense of $396	—	—	—	—	—	1,690	1,690
Stock-based compensation	—	—	5	309	—	—	314
Dividends: Common ($0.16 per share)	—	—	—	—	(1,227)	—	(1,227)
Dividend reinvestment plan	4	4	95	—	—	—	99
Balance, September 30, 2025	7,690	$7,690	$94,819	$2,544	$76,688	$(20,173)	$161,568

Balance, June 30, 2024	7,635	$7,635	$93,647	$2,156	$60,029	$(27,288)	$136,179
Net income	—	—	—	—	3,861	—	3,861
Other comprehensive income net of tax expense of $1,229	—	—	—	—	—	4,065	4,065
Stock-based compensation	—	—	—	241	—	—	241
Dividends: Common ($0.15 per share)	—	—	—	—	(1,143)	—	(1,143)
Dividend reinvestment plan	6	6	103	—	—	—	109
Balance, September 30, 2024	7,641	$7,641	$93,750	$2,397	$62,747	$(23,223)	$143,312

	For the Nine Months Ended
						Accumulated
	Common		Additional	Nonvested		Other
	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
(Shares and dollars in thousands)	Issued	Stock	Capital	Stock	Earnings	Loss	Total
Balance, December 31, 2024	7,644	$7,644	$93,834	$2,639	$65,836	$(25,459)	$144,494
Net income	—	—	—	—	14,375	—	14,375
Other comprehensive income net of tax expense of $1,406	—	—	—	—	—	5,286	5,286
Stock-based compensation	34	34	705	(95)	—	—	644
Dividends: Common ($0.46 per share)	—	—	—	—	(3,523)	—	(3,523)
Dividend reinvestment plan	12	12	280	—	—	—	292
Balance, September 30, 2025	7,690	$7,690	$94,819	$2,544	$76,688	$(20,173)	$161,568

Balance, December 31, 2023	7,606	$7,606	$93,167	$2,181	$56,296	$(28,191)	$131,059
Net income	—	—	—	—	9,723	—	9,723
Other comprehensive income net of tax expense of $1,320	—	—	—	—	—	4,968	4,968
Stock-based compensation	17	17	289	216	—	—	522
Dividends: Common ($0.43 per share)	—	—	—	—	(3,272)	—	(3,272)
Dividend reinvestment plan	18	18	294	—	—	—	312
Balance, September 30, 2024	7,641	$7,641	$93,750	$2,397	$62,747	$(23,223)	$143,312

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$14,375	$9,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,282	1,285
Net premium amortization on investment securities available-for-sale	(2,282)	(2,439)
Net premium amortization on investment securities held-to-maturity	(512)	(469)
Provision for credit losses	401	567
Write-downs of other real estate owned	100	78
Origination of loans held-for-sale	(89,660)	(55,334)
Sale of loans held-for-sale	92,914	57,476
Gain on sale of loans held-for-sale	(2,562)	(1,644)
Gain on sale of other real estate owned	(127)	(5)
Amortization of intangibles	118	118
Gain on fair value of equity securities	(1)	(20)
Decrease in other assets	992	2,333
Stock-based compensation	644	522
(Decrease) increase in other liabilities	(313)	3,012
Net cash provided by operating activities	15,369	15,203
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(42,539)	—
Purchase of other investments	(303)	—
Maturity/call of investment securities available-for-sale	30,493	20,109
Maturity/call of investment securities held-to-maturity	11,124	5,426
Proceeds from sale of other investment securities	—	1,766
Increase in loans	(58,781)	(62,735)
Proceeds from sale of other real estate owned	376	—
Purchase of property and equipment	(540)	(800)
Net disposals of property and equipment	30	5
Net cash used in investing activities	(60,140)	(36,229)
Cash flows from financing activities:
Increase in deposit accounts	95,263	133,063
Increase (decrease) in securities sold under agreements to repurchase	(3,496)	4,070
Increase in Fed Funds Borrowed	—	3,656
Repayment of advances from the Federal Home Loan Bank	—	(40,000)
Dividends paid: Common Stock	(3,523)	(3,272)
Dividend reinvestment plan	292	312
Net cash provided by financing activities	88,536	97,829
Net increase in cash and cash equivalents	43,765	76,803
Cash and cash equivalents at beginning of period	149,828	94,695
Cash and cash equivalents at end of period	$193,593	$171,498
Supplemental disclosure:
Cash paid during the period for:
Interest	$26,956	$23,050
Income taxes	$4,383	$2,786
Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities, net of tax	$5,578	$3,947
Amortization of unrealized losses on securities from transfer of available-for-sale securities to held-to-maturity, net of tax	$512	$1,021

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”) (collectively, the “Company”) present fairly in all material respects the Company’s financial position at September 30, 2025 and December 31, 2024, and the Company’s results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU was clarified by the January 2025 issuance of ASU 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” Combined, these ASUs require disaggregated disclosure of income statement expenses for public business entities. The ASUs require new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. Both ASUs are effective for us fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, though early adoption is permitted. The Company is assessing ASU 2024-03 and ASU 2025-01, and their adoption is not expected to have a significant impact on our financial position, results of operations or cash flows.

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

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Three months		Nine months
	Ended September 30,		Ended September 30,
(In thousands except average market price and per share data)	2025	2024	2025	2024
Numerator (Net income available to common shareholders)	$5,192	$3,861	$14,375	$9,723
Denominator
Weighted average common shares outstanding for:
Basic shares	7,668	7,623	7,660	7,613
Dilutive securities:
Deferred compensation	132	99	121	82
Diluted common shares outstanding	7,800	7,722	7,781	7,695
Earnings per common share:
Basic	0.68	0.51	1.88	1.28
Diluted	0.67	0.50	1.85	1.26
The average market price used in calculating assumed number of shares	$26.45	$20.69	$24.63	$18.40

Note 3 - Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below.

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2025
US Treasury securities	$25,696	$9	$(1,832)	$23,873
Government Sponsored Enterprises	2,500	—	(260)	2,240
Mortgage-backed securities	268,704	437	(11,835)	257,306
Small Business Administration pools	9,504	16	(241)	9,279
Corporate and other securities	7,506	—	(675)	6,831
Total	$313,910	$462	$(14,843)	$299,529

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2024
US Treasury securities	$15,822	$—	$(2,582)	$13,240
Government Sponsored Enterprises	2,500	—	(390)	2,110
Mortgage-backed securities	260,023	40	(15,859)	244,204
Small Business Administration pools	12,437	15	(373)	12,079
Corporate and other securities	8,755	—	(806)	7,949
Total	$299,537	$55	$(20,010)	$279,582

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Mortgage-backed securities	$96,816	$—	$(5,439)	$91,377
State and local government	101,988	73	(2,169)	99,892
Total	$198,805	$73	$(7,608)	$191,270

(Dollars in thousands)	Amortized Cost Net of Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Mortgage-backed securities	$105,563	—	(8,645)	$96,918
State and local government	103,850	—	(4,728)	99,122
Total	$209,413	—	(13,373)	$196,040

There were no gross realized gains or gross realized losses from the sale of available-for-sale investment securities during the three and nine months ended September 30, 2025 and 2024.

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

Changes in the allowance for credit loss are recorded as provision for (or release of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2025 and December 31, 2024, there was no allowance for credit loss related to the available-for-sale securities portfolio.

The following tables show gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of September 30, 2025.

September 30, 2025	Less than 12 months		12 months or more		Total
Available-for-sale securities:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
US Treasury securities	$—	$—	$14,012	$1,832	$14,012	$1,832
Government Sponsored Enterprises	—	—	2,240	260	2,240	260
Mortgage-backed securities	5,514	9	208,305	11,826	213,819	11,835
Small Business Administration pools	920	4	6,283	237	7,203	241
Corporate and other securities	—	—	6,818	675	6,818	675
Total	$6,434	$13	$237,658	$14,830	$244,092	$14,843

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

The following table shows a roll forward of the allowance for credit losses on held to maturity securities for the three and nine months ended September 30, 2025 and 2024.

Three Months
Ended
(Dollars in thousands)	September 30, 2025
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, June 30, 2025	$19
Provision for credit losses	—
Ending balance, September 30, 2025	$19

Three Months
Ended
(Dollars in thousands)	September 30, 2024
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, June 30, 2024	$27
Release of credit losses	(3)
Ending balance, September 30, 2024	$24

Nine Months
Ended
(Dollars in thousands)	September 30, 2025
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2024	$23
Release of credit losses	(4)
Ending balance, September 30, 2025	$19

Nine Months
Ended
(Dollars in thousands)	September 30, 2024
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2023	$30
Release of credit losses	(6)
Ending balance, September 30, 2024	$24

At September 30, 2025, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual at September 30, 2025.

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

All the mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS as of September 30, 2025 and December 31, 2024. The state and local governments securities held by the Company are highly rated by major rating agencies.

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings (Moody’s) on a quarterly basis. In the event that Moody’s does not provide a rating, the comparable S&P rating is used and converted to a Moody’s rating. The following table summarizes the amortized cost of debt securities held to maturity at September 30, 2025 and December 31, 2024, aggregated by credit quality indicators.

	As of	As of
(Dollars in thousands)	September 30, 2025	December 31, 2024
Rating:
Aaa	$143,608	$149,064
Aa1/Aa2/Aa3	50,168	55,318
A1/A2	5,048	5,055
Less: Allowance for Credit Losses on Held-to-Maturity Securities	19	23
Total	$198,805	$209,413

The following tables show the amortized cost and fair value of investment securities at September 30, 2025 by expected maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

	Available-for-sale
September 30, 2025	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$12,362	$12,347
Due after one year through five years	13,361	13,146
Due after five years through ten years	29,390	26,559
Due after ten years	258,797	247,477
Total	$313,910	$299,529

	Held-To-Maturity
September 30, 2025	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$7,121	$7,098
Due after one year through five years	56,864	56,109
Due after five years through ten years	60,679	59,486
Due after ten years	74,160	68,596
Allowance for Credit Losses on Held-to-Maturity Securities	(19)	(19)
Total	$198,805	$191,270

Note 4 - Loans

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $2.2 million and $2.1 million as of September 30, 2025 and December 31, 2024, respectively.

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Commercial	$90,567	$86,616
Real estate:
Construction	151,621	152,155
Mortgage-residential	132,376	124,751
Mortgage-commercial	836,400	796,411
Consumer:
Home equity	51,822	42,304
Other	16,524	18,305
Total loans, net of deferred loan fees and costs	$1,279,310	$1,220,542

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2025:

	Term Loans by year of Origination
($ in thousands)	2021	2022	2023	2024	2025	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$17,638	$5,319	$6,273	$15,961	$11,176	$7,553	$26,638	$9	$90,567
Special mention	—	—	—	—	—	—	—	—	—
Total commercial	17,638	5,319	6,273	15,961	11,176	7,553	26,638	9	90,567

Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate construction
Pass	2,229	32,569	33,016	36,384	7,131	5,819	32,975	—	150,123
Special mention	—	—	1,498	—	—	—	—	—	1,498
Total real estate construction	2,229	32,569	34,514	36,384	7,131	5,819	32,975	—	151,621

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	4,767	29,048	47,377	15,153	10,342	15,632	808	8,052	131,179
Special mention	—	835	—	—	—	158	—	—	993
Substandard	—	—	—	—	—	204	—	—	204
Total real estate mortgage-residential	4,767	29,883	47,377	15,153	10,342	15,994	808	8,052	132,376

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	106,546	175,612	114,490	83,599	110,922	227,685	16,872	338	836,064
Special mention	—	—	—	—	—	275	—	—	275
Substandard	—	—	—	—	—	61	—	—	61
Total real estate mortgage-commercial	106,546	175,612	114,490	83,599	110,922	228,021	16,872	338	836,400

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - home equity
Pass	—	—	—	—	—	—	50,589	—	50,589
Special mention	—	—	—	—	—	—	180	—	180
Substandard	—	—	—	—	—	—	1,053	—	1,053
Total consumer - home equity	—	—	—	—	—	—	51,822	—	51,822

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	157	327	854	1,821	2,039	1,103	10,212	—	16,513
Special mention	—	—	10	—	—	—	—	—	10
Substandard	—	—	—	1	—	—	—	—	1
Total consumer - other	157	327	864	1,822	2,039	1,103	10,212	—	16,524

Current period gross write-offs	—	—	2	4	—	—	77	—	83
13

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024:

	Term Loans by year of Origination
($ in thousands)	2020	2021	2022	2023	2024	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$605	$20,288	$7,084	$8,336	$21,808	$8,100	$20,359	$36	$86,616
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total commercial	605	20,288	7,084	8,336	21,808	8,100	20,359	36	86,616

Current period gross write-offs	5	77	—	—	—	5	—	—	87
Real estate construction
Pass	—	2,295	44,290	44,022	27,213	6,231	28,104	—	152,155
Total real estate construction	—	2,295	44,290	44,022	27,213	6,231	28,104	—	152,155

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	9,240	5,191	32,422	28,983	14,492	8,012	872	24,775	123,987
Special mention	21	—	358	—	—	167	—	—	546
Substandard	—	—	—	—	—	218	—	—	218
Total real estate mortgage-residential	9,261	5,191	32,780	28,983	14,492	8,397	872	24,775	124,751

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	79,977	118,415	190,140	115,525	76,754	196,793	17,949	582	796,135
Special mention	—	—	—	—	—	207	—	—	207
Substandard	—	—	—	—	—	69	—	—	69
Total real estate mortgage-commercial	79,977	118,415	190,140	115,525	76,754	197,069	17,949	582	796,411

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - home equity
Pass	—	—	—	—	—	—	41,081	—	41,081
Special mention	—	—	—	—	—	—	160	—	160
Substandard	—	—	—	—	—	—	1,063	—	1,063
Total consumer - home equity	—	—	—	—	—	—	42,304	—	42,304

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	22	251	607	1,128	4,359	1,225	10,696	—	18,288
Special mention	—	—	—	14	—	—	—	—	14
Substandard	—	—	—	—	3	—	—	—	3
Total consumer - other	22	251	607	1,142	4,362	1,225	10,696	—	18,305

Current period gross write-offs	—	—	—	—	7	—	88	—	95

The detailed activity in the allowance for credit losses and the recorded investment in loans receivable for the three and nine months ended September 30, 2025 and September 30, 2024 is shown below:

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at June 30, 2025	$1,012	$1,700	$1,706	$7,923	$645	$344	$13,330
Charge-offs	—	—	—	—	—	(51)	(51)
Recoveries	1	1	—	8	2	26	38
Provision for (release of) credit losses	44	(97)	78	170	33	(67)	161
Balance at September 30, 2025	$1,057	$1,604	$1,784	$8,101	$680	$252	$13,478

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at December 31, 2024	$994	$1,675	$1,639	$7,974	$568	$285	$13,135
Charge-offs	—	—	—	—	—	(83)	(83)
Recoveries	9	2	—	15	7	37	70
Provision for (release of) credit losses	54	(73)	145	112	105	13	356
Balance at September 30, 2025	$1,057	$1,604	$1,784	$8,101	$680	$252	$13,478

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at June 30, 2024	$1,026	$1,619	$1,378	$8,146	$504	$259	$12,932
Charge-offs	(53)	—	—	—	—	(29)	(82)
Recoveries	3	1	—	2	2	6	14
Provision for (release of) credit losses	35	63	148	(274)	50	(47)	69
Balance at September 30, 2024	$1,011	$1,683	$1,526	$7,874	$556	$283	$12,933

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at December 31, 2023	$935	$1,337	$1,122	$8,146	$472	$255	$12,267
Charge-offs	(83)	—	—	(2)	—	(64)	(149)
Recoveries	5	2	18	10	7	12	54
Provision for (release of) credit losses	154	344	386	(280)	77	80	761
Balance at September 30, 2024	$1,011	$1,683	$1,526	$7,874	$556	$283	$12,933

There were eight loans modified for borrowers experiencing financial difficulty during the nine months ended September 30, 2025, and two loans modified for borrowers experiencing financial difficulty during the same period ended September 30, 2024.

The following table shows the amortized cost basis as of September 30, 2025 of the loans modified for borrowers experiencing financial difficulty segregated by loan category and describes the financial effect of the modification made for a borrower experiencing financial difficulty.

	September 30, 2025
(Dollars in thousands)	Amortized cost basis	% of Total Loan Type	Financial effect
Real Estate Mortgage Commercial	$1,490	0.18%	Interest only period extended instead of converting to principal and interest payments
Real Estate Mortgage Residential	1,701	1.29%	Deferred monthly payments that are added to the end of the original loan term
Real Estate Mortgage Residential	204	0.15%	Deferred interest payments added to principal balance, re-amortized loan
Total Loans	$3,395	$1.62%

The following table depicts the performance of loans that have been modified in the last 12 months.

(Dollars in thousands)		30-89 Days	Greater than 90 Days
September 30, 2025	Current	Past Due	Past Due	Nonaccrual
Real Estate Mortgage Commercial	$1,490	—	$—	—
Real Estate Mortgage Residential	1,219	—	482	204
Total Loans	$2,709	$—	$482	$204

The following tables are by loan category and present loans past due and on non-accrual status as of September 30, 2025 and December 31, 2024.

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
September 30, 2025	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$—	$163	$—	$—	$163	$90,404	$90,567
Real estate:
Construction	—	—	—	—	—	151,621	151,621
Mortgage-residential	—	19	482	204	705	131,671	132,376
Mortgage-commercial	—	—	—	—	—	836,400	836,400
Consumer:
Home equity	242	—	—	1	243	51,579	51,822
Other	10	2	—	—	12	16,512	16,524
	$252	$184	$482	$205	$1,123	$1,278,187	$1,279,310

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2024	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$61	$—	$—	$—	$61	$86,555	$86,616
Real estate:
Construction	—	—	—	—	—	152,155	152,155
Mortgage-residential	14	—	—	217	231	124,520	124,751
Mortgage-commercial	—	87	—	—	87	796,324	796,411
Consumer:
Home equity	—	391	45	2	438	41,866	42,304
Other	1	—	3	—	4	18,301	18,305
	$76	$478	$48	$219	$821	$1,219,721	$1,220,542

The following table is a summary of the Company’s non-accrual loans by major categories for the periods indicated.

	September 30, 2025
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$—	$—
Real estate:
Construction	—	—	—
Mortgage-residential	—	204	204
Mortgage-commercial	—	—	—
Consumer:
Home equity	—	1	1
Other	—	—	—
Total	$—	$205	$205

	December 31, 2024
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$—	$—
Real estate:
Construction	—	—	—
Mortgage-residential	—	217	217
Mortgage-commercial	—	—	—
Consumer:
Home equity	—	2	2
Other	—	—	—
Total	$—	$219	$219

The Company recognized $8,700 and $26,100 of interest income on non-accrual loans during the three and nine months ended September 30, 2025, and the Company recognized $6,800 and $29,200 of interest income on non-accrual loans during the three and nine months ended September 30, 2024.

During the three and nine months ended September 30, 2025, zero and less than $1,000 of accrued interest was written off by reversing interest income, respectively. During the three and nine months ended September 30, 2024, less than $1,000 and $1,600 of accrued interest was written off by reversing interest income, respectively.

There were no collateral dependent loans that were individually evaluated at September 30, 2025 and December 31, 2024.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments is separately classified on the balance sheet within Other Liabilities and was $529,000 and $480,000 at September 30, 2025 and December 31, 2024, respectively.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and nine months ended September 30, 2025 and September 30, 2024.

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, June 30, 2025	$490
Provision for unfunded commitments	39
Balance, September 30, 2025	$529

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2024	$480
Provision for unfunded commitments	49
Balance, September 30, 2025	$529

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, June 30, 2024	$490
Release of allowance for unfunded commitments	(81)
Balance, September 30, 2024	$409

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2023	$597
Release of allowance for unfunded commitments	(188)
Balance, September 30, 2024	$409

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

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash, interest-bearing deposits in other banks, and fed funds sold	$193,593	$193,593	$193,593	$—	$—
Available-for-sale securities	299,529	299,529	—	299,529	—
Held-to-maturity securities, net of allowance for credit losses	198,805	191,270	—	191,270	—
Other investments, at cost	2,942	2,942	—	—	2,942
Loans held for sale	8,970	8,970	—	8,970	—
Derivative financial instruments	144	144	—	144	—
Net loans receivable	1,265,832	1,238,094	—	—	1,238,094
Accrued interest receivable	6,233	6,233	6,233	—	—
Financial liabilities:
Non-interest bearing demand	$483,260	$483,260	$—	$483,260	$—
Interest bearing demand deposits and money market accounts	845,254	845,254	—	845,254	—
Savings	105,434	105,434	—	105,434	—
Time deposits	337,217	333,335	—	333,335	—
Total deposits	1,771,164	1,767,283	—	1,767,283	—
Securities sold under agreements to repurchase	99,614	99,614	—	99,614	—
Derivative financial instruments	131	131	—	131	—
Junior subordinated debentures	14,964	12,917	—	12,917	—
Accrued interest payable	4,160	4,160	4,160	—	—

	December 31, 2024
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash, interest-bearing deposits in other banks, and fed funds sold	$149,828	$149,828	$149,828	$—	$—
Available-for-sale securities	279,582	279,582	—	279,582	—
Held-to-maturity securities	209,413	196,040	—	196,040	—
Other investments, at cost	2,679	2,679	—	—	2,679
Loans held for sale	9,662	9,662	—	9,662	—
Derivative financial instruments	896	896	—	896	—
Net loans receivable	1,207,407	1,160,013	—	—	1,160,013
Accrued interest receivable	6,084	6,084	6,084	—	—
Financial liabilities:
Non-interest bearing demand	$462,717	$462,717	$—	$462,717	$—
Interest bearing demand deposits and money market accounts	770,595	770,595	—	770,595	—
Savings	113,928	113,928	—	113,928	—
Time deposits	328,661	321,258	—	321,258	—
Total deposits	1,675,901	1,668,498	—	1,668,498	—
Securities sold under agreements to repurchase	103,110	103,110	—	103,110	—
Junior subordinated debentures	14,964	13,042	—	13,042	—
Accrued interest payable	4,666	4,666	4,666	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2025 and December 31, 2024 that are measured on a recurring basis.

(Dollars in thousands)	September 30, 2025
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury securities	$23,873	$—	$23,873	$—
Government Sponsored Enterprises	2,240	—	2,240	—
Mortgage-backed securities	257,306	—	257,306	—
Small Business Administration pools	9,279	—	9,279	—
Corporate and other securities	6,831	—	6,831	—
Total Available-for-sale securities	299,529	—	299,529	—
Derivative financial instruments	144	—	144	—
Loans held for sale	8,970	—	8,970	—
Total	$308,643	$—	$308,643	$—

(Dollars in thousands)	December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury securities	$13,240	$—	$13,240	$—
Government Sponsored Enterprises	2,110	—	2,110	—
Mortgage-backed securities	244,204	—	244,204	—
Small Business Administration pools	12,079	—	12,079	—
Corporate and other securities	7,949	—	7,949	—
Total Available-for-sale securities	279,582	—	279,582	—
Derivative financial instruments	896	—	896	—
Loans held for sale	9,662	—	9,662	—
Total	$290,140	$—	$290,140	$—

The following table summarizes quantitative disclosures about the fair value for each category of liabilities carried at fair value as of September 30, 2025 that are measured on a recurring basis. There were no liabilities carried at fair value as of December 31, 2024 that are measured on a recurring basis.

(Dollars in thousands)	September 30, 2025
Description	Total	Level 1	Level 2	Level 3
Derivative financial instruments	$131	$—	$131	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2025 and December 31, 2024 that are measured on a non-recurring basis. There were no Level 3 financial instruments as of September 30, 2025 and December 31, 2024 measured on a recurring basis.

(Dollars in thousands)	September 30, 2025
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:	$194	—	—	$194

(Dollars in thousands)	December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:	$543	—	—	$543

The Company has a large percentage of loans with real estate serving as collateral. Loans to borrowers which are experiencing financial difficulty are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. There were no such loans at September 30, 2025 and December 31, 2024. Third party appraisals are generally obtained when management determines that the borrower is experiencing financial difficulty or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral against independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of September 30, 2025	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$194	Appraisal Value/Comparison Sales/Other estimates	Appraisals and/or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2024	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$543	Appraisal Value/Comparison Sales/Other estimates	Appraisals and/or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 6 - Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Non-interest bearing demand deposits	$483,260	$462,717
Interest bearing demand deposits and money market accounts	845,253	770,595
Savings	105,434	113,928
Time deposits of $250,000 or less	240,306	239,643
Time deposits greater than $250,000	96,911	89,018
Total deposits	$1,771,164	$1,675,901

Time deposits of $250,000 or less include zero and $10.4 million in brokered deposits as of September 30, 2025 and December 31, 2024, respectively.

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

The following tables present selected financial information for the Company’s reportable business segments for the three and nine months ended September 30, 2025 and September 30, 2024.

(Dollars in thousands)	Commercial		Investment
Three months ended September 30, 2025	and Retail	Mortgage	Advisory and
	Banking	Banking	Non-Deposit	Corporate	Eliminations	Consolidated
Interest and dividend income	$22,347	$2,370	$—	$2,050	$(1,865)	$24,902
Interest expense	7,897	738	—	273	—	8,908
Net interest income	$14,450	$1,632	$—	$1,777	$(1,865)	$15,994
Provision for credit losses	131	70	—	—	—	201
Noninterest income	1,673	934	1,862	—	—	4,469
Salaries and employee benefits	5,978	914	964	203	—	8,059
Other noninterest expense	4,853	264	164	334	—	5,615
Noninterest expense	10,831	1,178	1,128	537	—	13,674
Net income before taxes	$5,161	$1,318	$734	$1,240	$(1,865)	$6,588
Income tax provision (benefit)	1,528	—	—	(132)	—	1,396
Net income (loss)	$3,633	$1,318	$734	$1,372	$(1,865)	$5,192

(Dollars in thousands)	Commercial		Investment
Three months ended September 30, 2024	and Retail	Mortgage	Advisory and
	Banking	Banking	Non-Deposit	Corporate	Eliminations	Consolidated
Interest and dividend income	$21,211	$1,940	$—	$1,454	$(1,444)	$23,161
Interest expense	8,714	724	—	311	—	9,749
Net interest income	$12,497	$1,216	$—	$1,143	$(1,444)	$13,412
Provision for (release of) credit losses	(135)	119	—	—	—	(16)
Noninterest income	1,400	575	1,595	—	—	3,570
Salaries and employee benefits	5,631	773	873	145	—	7,422
Other noninterest expense	3,945	221	187	216	—	4,569
Total noninterest expense	9,576	994	1,060	361	—	11,991
Net income before taxes	$4,456	$678	$535	$782	$(1,444)	$5,007
Income tax provision (benefit)	1,285	—	—	(139)	—	1,146
Net income	$3,171	$678	$535	$921	$(1,444)	$3,861

(Dollars in thousands)	Commercial		Investment
Nine months ended September 30, 2025	and Retail	Mortgage	Advisory and
	Banking	Banking	Non-Deposit	Corporate	Eliminations	Consolidated
Interest and dividend income	$65,285	$6,671	$—	$5,283	$(5,082)	$72,157
Interest expense	23,535	2,103	—	811	—	26,449
Net interest income	$41,750	$4,568	$—	$4,472	$(5,082)	$45,708
Provision for credit losses	234	167	—	—	—	401
Noninterest income	4,665	2,572	5,420	—	—	12,657
Salaries and employee benefits	17,565	2,686	2,890	635	—	23,776
Other noninterest expense	13,512	765	508	950	—	15,735
Noninterest expense	31,077	3,451	3,398	1,585	—	39,511
Net income before taxes	$15,104	$3,522	$2,022	$2,887	$(5,082)	$18,453
Income tax provision (benefit)	4,575	—	—	(497)	—	4,078
Net income (loss)	$10,529	$3,522	$2,022	$3,384	$(5,082)	$14,375

(Dollars in thousands)	Commercial		Investment
Nine months ended September 30, 2024	and Retail	Mortgage	Advisory and
	Banking	Banking	Non-Deposit	Corporate	Eliminations	Consolidated
Interest and dividend income	$61,269	$5,050	$—	$4,209	$(4,180)	$66,348
Interest expense	25,323	1,915	—	927	—	28,165
Net interest income	$35,946	$3,135	$—	$3,282	$(4,180)	$38,183
Provision for credit losses	184	383	—	—	—	567
Noninterest income	4,276	1,659	4,461	—	—	10,396
Salaries and employee benefits	16,676	2,204	2,496	450		21,826
Other noninterest expense	12,084	564	502	663		13,813
Noninterest expense	28,760	2,768	2,298	1,113	—	35,639
Net income before taxes	$11,278	$1,643	$1,463	$2,169	$(4,180)	$12,373
Income tax provision (benefit)	3,087	—	—	(437)	—	2,650
Net income (loss)	$8,191	$1,643	$1,463	$2,606	$(4,180)	$9,723

The table below presents total assets for the Company’s reportable business segments as of September 30, 2025 and December 31, 2024.

	Commercial		Investment
	and Retail	Mortgage	Advisory and
(Dollars in thousands)	Banking	Banking	Non-Deposit	Corporate	Eliminations	Consolidated
Total Assets as of September 30, 2025	$1,907,445	$157,751	$16	$186,049	$(184,663)	$2,066,598
Total Assets as of December 31, 2024	$1,812,215	$144,616	$6	$185,173	$(183,989)	$1,958,021

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

The interest rate swaps had a total notional amount of $155.4 million and $150.0 million at September 30, 2025 and December 31, 2024, respectively. The interest rate swaps had a positive fair value of $13 thousand and $896 thousand at September 30, 2025 and December 31, 2024, respectively.

Note 9 - Leases

The Company has operating leases on three of its facilities at September 30, 2025 and December 31, 2024. All leases commenced prior to 2024. The three leases have maturities ranging from May 2027 to December 2038, some of which include extensions of multiple two-year terms. The following tables present information about the Company’s leases:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Right-of-use assets	$2,264	$2,477
Lease liabilities	$2,443	$2,646
Weighted average remaining lease term	10.84 years	11.21 years
Weighted average discount rate	4.20%	4.21%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Operating lease cost	$97	$102	$292	$327
Cash paid for amounts included in the measurement of lease liabilities	$94	$129	$282	$340

The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2025.

(Dollars in thousands)
Year	Operating Leases
2025	$95
2026	386
2027	363
2028	303
2029	178
Thereafter	1,767
Total undiscounted lease payments	$3,092
Less effect of discounting	(649)
Present value of estimated lease payments (lease liability)	$2,443

Note 10 - Accumulated Other Comprehensive Loss

The following table presents the changes in each component or accumulated other comprehensive loss net of tax, for the nine months ended September 30, 2025 and 2024.

September 30, 2025 (Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Investment Hedge	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(15,765)	$(9,694)	$—	$(25,459)
Other comprehensive income (loss)	4,404	—	(109)	4,295
Amortization of unrealized loss on securities transferred to held-to-maturity	—	991	—	991
Net other comprehensive income (loss) during period	4,404	991	(109)	5,286
Balance at September 30, 2025	$(11,361)	$(8,703)	$(109)	$(20,173)

September 30, 2024 (Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(17,135)	$(11,056)	$(28,191)
Other comprehensive income	3,947	—	3,947
Amortization of unrealized loss on securities transferred to held-to-maturity	—	1,021	1,021
Net other comprehensive income during period	3,947	1,021	4,968
Balance at September 30, 2024	$(13,188)	$(10,035)	$(23,223)

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

Management has reviewed events occurring through the date the financial statements were available to be issued and no other subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of September 30, 2025.

Note 12 – Business Combination

On July 13, 2025, the Company and Signature Bank of Georgia, a Georgia state-chartered bank (“Signature Bank”), entered into an Agreement and Plan of Merger (the “merger agreement”), which provides that, subject to the terms and conditions set forth therein, Signature Bank will merge with and into First Community Bank, with First Community Bank continuing as the surviving entity following the merger. It is anticipated that the financial closing will be early in the first quarter of 2026 with the operational conversion to follow later in the first or early second quarter of 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2025 and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;

•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

•	restrictions or conditions imposed by our regulators on our operations;

•	the adequacy of the level of our allowance for credit losses and the amount of credit loss provisions required in future periods;

•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses, write-down assets, or take other actions;

•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;

•	reduced earnings due to higher credit impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;

•	increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets, and that could reduce anticipated or actual margins; temporarily reduce the market value of our available-for-sale investment securities and temporarily reduce accumulated other comprehensive income or increase accumulated other comprehensive loss, which temporarily could reduce shareholders’ equity;

•	enterprise risk management may not be effective in mitigating risk and reducing the potential for losses;

•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;

•	general economic conditions resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation, including the impact of inflation on us, including a decrease in demand for new mortgage loan and commercial real estate loan originations and refinancings, an increase in competition for deposits, and an increase in non-interest expense, which may have an adverse impact on our financial performance;

•	changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;

•	FDIC assessment which has increased, and may continue to increase, our cost of doing business;

•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

•	changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, and returns available to customers on alternative investments;

•	changes in technology, including the increasing use of artificial intelligence;
•	our current and future products, services, applications and functionality and plans to promote them;

•	changes in monetary and tax policies, including potential changes in tax laws and regulations;
•	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;

•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;

•	our ability to successfully execute our business strategy;

•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;

•	our use of brokered deposits may be an unstable and/or an expensive deposit source to fund earning asset growth;
•	our ability to obtain brokered deposits as an additional funding source could be limited;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	the risks related to the pending Signature Bank merger including, without limitation: (i) the diversion of management’s time on issues related to the merger; (ii) unexpected transaction costs, including the costs of integrating operations; (iii) the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; (iv) the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected; (v) the risk of deposit and customer attrition or any changes in deposit mix; (vi) unexpected operating and other costs, which may differ or change from expectations; (vii) the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; (viii) the possibility that the planned merger may not be completed in a timely manner or at all; and (ix) failure to obtain required shareholder or regulatory approvals in connection with the merger;
•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs, government shutdowns, and disruptions caused by widespread cybersecurity incidents;

•	disruptions due to flooding, severe weather or other natural disasters; and

•	other risks and uncertainties described under “Risk Factors” below.

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

Overview

The following discussion describes our results of operations for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 and analyzes our financial condition as of September 30, 2025 as compared to December 31, 2024. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb our estimate of expected credit losses on existing loans that may become uncollectible. We establish and maintain this allowance by recording a provision for or release of credit losses against our earnings. In the following section, we have included a detailed discussion of this process.

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

Recent Tax Legislation. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA extends or makes permanent a number of provisions originally enacted in the 2017 Tax Cuts and Jobs Act and introduces new items affecting both individuals and businesses. Topic 740, Income Taxes, of the FASB Accounting Standards Codification requires the effects of newly enacted tax law to be recognized in the period of enactment. We are continuing to evaluate OBBBA’s impact on our deferred tax assets and liabilities, effective tax rate, and tax-related processes (e.g., payroll reporting for qualifying wage items). Based on preliminary analysis, we do not currently expect the OBBBA to have a material impact on our 2025 estimated annual effective tax rate or on our consolidated financial statements, but our evaluation is ongoing.

FDIC Assessment Changes. In 2025, the FDIC proposed and, in some cases, implemented changes to the assessment base and methodology for deposit insurance premiums. These changes are intended to ensure the continued strength of the Deposit Insurance Fund and to reflect evolving risk profiles in the banking industry. While our FDIC assessment expense declined modestly during the period, we are closely monitoring ongoing regulatory developments and proposals that could impact the calculation or level of future assessments. Any material changes to the FDIC assessment framework could affect our cost of funds and overall operating expenses.

Community Reinvestment Act (CRA) Developments. Federal banking regulators have proposed rescinding the 2023 CRA modernization rule and reinstating the prior 1995 framework, with certain technical updates. If finalized, this rollback could affect how we assess and report our CRA activities and obligations in our markets. We are actively monitoring the rulemaking process and will evaluate and implement any required changes to our CRA compliance program to ensure continued alignment with regulatory expectations.

Proposed Merger with Signature Bank of Georgia

On July 13, 2025, we entered into a merger agreement with Signature Bank, which provides that, subject to the terms and conditions set forth in the merger agreement, Signature Bank will merge with and into First Community Bank, with First Community Bank continuing as the surviving entity following the merger.

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

Additional details regarding the pending merger and related risks are provided in our registration statement on Form S-4 filed with the SEC.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our unaudited consolidated financial statements as of September 30, 2025 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 14, 2025.

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

Comparison of Results of Operations for the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

Net Income

Our net income for the three months ended September 30, 2025 increased $1.3 million to $5.2 million, or $0.67 diluted earnings per common share, as compared to $3.9 million, or $0.50 diluted earnings per common share, for the three months ended September 30, 2024. The increase in net income between the two periods is primarily due to a $2.6 million increase in net interest income and an $899,000 increase in non-interest income, partially offset by a $217,000 increase in provision for credit losses, a $1.7 million increase in total non-interest expense, and a $250,000 increase in income tax expense.

•	The $2.6 million increase in net interest income results from a $138.5 million increase in average earning assets and a 0.31% increase in net interest margin between the two periods.

•

The $201,000 provision for credit losses during the three months ended September 30, 2025 was primarily due to a $148,000 increase in the allowance for credit losses – loans, an increase of $39,000 in the allowance for credit losses – unfunded commitments, and $13,000 in net charge-offs. These increases were driven by increases in our loans and our unfunded commitments, respectively.

•	The $16,000 release of provision for credit losses during the three months ended September 30, 2024 was primarily due to a $23.1 million reduction in unfunded commitments net of unconditionally cancellable commitments and a two basis points reduction in our qualitative factor for reasonable and supportable forecast alternative scenarios due to a slight reduction in the probability of a recession partially offset by a $7.5 million increase in loans held-for-investment, a slight extension in the average life of the loan portfolio due to lower loan prepayments, and $68,000 in net charge-offs.

•	The $899,000 increase in non-interest income was primarily related to increases of $359,000 in mortgage banking income, $267,000 in investment advisory fees and non-deposit commissions, $188,000 in other non-recurring income, and $75,000 in other non-interest income.

•	The $1.7 million increase in non-interest expense is primarily due to increases of $637,000 in salaries and employee benefits, $80,000 in marketing and public relations, $575,000 in merger expenses, and $410,000 in other non-interest expense partially offset by a decline of $14,000 in equipment expense.

•	Our effective tax rate was 21.19% during the three months ended September 30, 2025 compared to 22.89% during the three months ended September 30, 2024. This decline was due to state income tax credits purchased during the three months ended September 30, 2025.

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

Net interest income increased $2.6 million, or 19.3%, to $16.0 million for the three months ended September 30, 2025 from $13.4 million for the three months ended September 30, 2024. Our net interest margin improved 0.31% to 3.26% during the three months ended September 30, 2025 compared to 2.95% during the three months ended September 30, 2024. Our net interest margin, on a taxable equivalent basis, was 3.27% for the three months ended September 30, 2025 compared to 2.96% for the three months ended September 30, 2024. Average earning assets were $1.9 billion for the three months ended September 30, 2025 and $1.8 billion in the same period of 2024.

•	The $2.6 million increase in net interest income results from a $138.5 million increase in average earning assets and a 0.31% increase in net interest margin between the two periods.

•	The increase in average earning assets was primarily due to increases of $80.7 million in loans, $16.5 million in total securities and $41.3 million in interest bearing deposits in other banks.

•	Our earning asset yield fell two basis points to 5.08% for the three months ended September 30, 2025, compared to 5.10% for the three months ended September 30, 2024.

•	Investment securities represented 25.9% of average total earning assets for the three months ended September 30, 2025 compared to 27.0% during the same period in 2024.

•	Interest-bearing deposits in other banks and fed funds sold represented 8.2% of average total earning assets for the three months ended September 30, 2025 compared to 6.5% during the same period in 2024.

•	Loans represented 65.9% of average total earning assets for the three months ended September 30, 2025 compared to 66.5% during the same period in 2024.

•	Market interest rates decreased as the Federal Reserve cut the target rate range. The target rate range of federal funds was 4.00% - 4.25% at September 30, 2025 compared to 4.75% - 5.00% at September 30, 2024.

•	Effective May 5, 2023, we entered into a pay-fixed swap agreement with an initial notional amount of $150.0 million ($136.6 million as of September 30, 2025), designated as a fair value hedge for fixed rate loans held for investment. The swap converts these loans to a synthetic floating SOFR rate, with the company paying a fixed 3.58% and receiving overnight SOFR through maturity on May 5, 2026. This interest rate swap positively impacted interest on loans by $280,000 during the three months ended September 30, 2025, compared to a positive impact of interest on loans of $626,000 during the three months ended September 30, 2024. Loan yields and net interest margin both benefited from this interest rate swap during the three months ended September 30, 2025 with an increase of nine basis points and six basis points, respectively. Loan yields and net interest margin both benefited during the three months ended September 30, 2024 with an increase of 23 basis points and 15 basis points, respectively.

•	During the second quarter of 2025, we purchased four fixed rate agency mortgage-backed security (MBS) bonds totaling $20.0 million with a purchase yield of 4.78% and entered into a $19.8 million ($18.7 million as of September 30, 2025) amortizing notional amount pay-fixed/receive-floating interest rate swap, which was designated as a fair value hedge. This transaction was part of a hedging strategy which converts these fixed rate agency MBS bonds to synthetic floaters. We pay a fixed rate of 3.67% and receive USD-SOFR-OIS Compound.

Average loans increased $80.7 million, or 6.7%, to $1.3 billion for the three months ended September 30, 2025 from $1.2 billion for the same period in 2024. Our loan (including loans held-for-sale) to deposit ratio on average during the three months ended September 30, 2025 was 73.0%, as compared to 74.0% during same period in 2024. The yield on loans increased 0.11% to 5.84% during the three months ended September 30, 2025 from 5.73% during the same period in 2024 due to higher rates on new and renewed loans during the period compared to interest rates on loans maturing during the period.

Average securities for the three months ended September 30, 2025 increased $16.5 million, or 3.4%, to $504.1 million from $487.6 million during the same period in 2024. Interest-bearing deposits in other banks and fed funds sold increased $41.4 million to $159.4 million during the three months ended September 30, 2025 from $118.0 million during the same period in 2024. The increase in interest-bearing deposits in other banks and fed funds sold was due to our decision to hold excess liquidity in interest bearing deposits at the Federal Reserve Bank. The yield on our securities portfolio declined to 3.41% for the three months ended September 30, 2025 from 3.53% for the same period in 2024. The yield on our interest-bearing deposits in other banks and fed funds sold was 4.26% for the three months ended September 30, 2025 compared to 5.23% during the same period in 2024. There were no interest-bearing deposits in other banks and fed funds sold during the three months ended September 30, 2024.

The yields on earning assets for the three months ended September 30, 2025 and 2024 were 5.08% and 5.10%, respectively.

The cost of interest-bearing liabilities was 2.53% during the three months ended September 30, 2025 compared to 2.96% during the same period in 2024. The cost of deposits, including demand deposits, was 1.81% during the three months ended September 30, 2025 compared to 2.03% during the same period in 2024. The cost of funds, including demand deposits, was 1.89% during the three months ended September 30, 2025 compared to 2.21% during the same period in 2024. This decline was driven by a decrease in the market interest rates for deposits during the period. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) plus customer cash management repurchase agreements as these accounts tend to be low-cost funding and assist us in controlling our overall cost of funds. We had $1.6 billion, $1.5 billion, and $1.4 billion in pure deposits plus customer cash management repurchase agreements at September 30, 2025, December 31, 2024 and September 30, 2024, respectively. As of September 30, 2025, we had no brokered certificates of deposit. We had $10.4 million and $22.4 million in brokered certificates of deposit at December 31, 2024 and at September 30, 2024, respectively.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Three months ended September 30, 2025			Three months ended September 30, 2024
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans(1)	$1,280,814	$18,864	5.84%	$1,200,150	$17,279	5.73%
Non-taxable securities	45,699	346	3.00%	48,641	355	2.90%
Taxable securities	458,401	3,982	3.45%	438,981	3,975	3.60%
Int bearing deposits in other banks	159,323	1,709	4.26%	117,979	1,552	5.23%
Fed funds sold	56	1	7.08%	—	—	—%
Total earning assets	$1,944,293	$24,902	5.08%	$1,805,751	$23,161	5.10%
Cash and due from banks	24,455			24,202
Premises and equipment	29,402			30,270
Goodwill and other intangibles	14,985			15,142
Other assets	52,107			53,346
Allowance for credit losses - investments	(19)			(27)
Allowance for credit losses - loans	(13,408)			(12,984)
Total assets	$2,051,812			$1,915,700

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$354,535	$1,093	1.22%	$321,183	$999	1.24%
Money market accounts	478,236	3,662	3.04%	422,719	3,598	3.39%
Savings deposits	105,948	66	0.25%	109,956	114	0.41%
Time deposits	340,611	3,174	3.70%	321,954	3,576	4.42%
Fed funds purchased	39	1	10.17%	40	—	0.00%
Securities sold under agreements to repurchase	104,987	639	2.41%	69,070	506	2.91%
FHLB advances	—	—	—	50,000	646	5.14%
Other long-term debt	14,964	273	7.24%	14,964	310	8.24%
Total interest-bearing liabilities	$1,399,320	$8,908	2.53%	$1,309,886	$9,749	2.96%
Demand deposits	475,324			445,347
Allowance for credit losses - unfunded commitments	490			489
Other liabilities	18,666			20,824
Shareholders’ equity	158,014			139,154
Total liabilities and shareholders’ equity	$2,051,815			$1,915,700

Cost of deposits, including demand deposits			1.81%			2.03%
Cost of funds, including demand deposits			1.89%			2.21%
Net interest spread			2.55%			2.14%
Net interest income/margin		$15,994	3.26%		$13,412	2.95%
Net interest income/margin (tax equivalent)(2)		$16,048	3.27%		$13,448	2.96%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held-for-sale.
(2)	Based on a 21.0% marginal tax rate.
34

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Three Months Ended September 30,
	2025 versus 2024
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$1,181	$404	$1,585
Non-taxable securities	(22)	14	(9)
Taxable securities	172	(165)	7
Interest bearing deposits in other banks	478	(321)	157
Fed funds sold	1	—	1
Total interest income	$1,810	$(69)	$1,741

Interest expense:
Interest-bearing transaction accounts	$103	$(9)	$94
Money market accounts	446	(382)	64
Savings deposits	(4)	(44)	(48)
Time deposits	198	(600)	(402)
Fed funds purchased	—	1	1
Securities sold under agreements to repurchase	230	(97)	133
FHLB advances	(646)	—	(646)
Other long-term debt	—	(37)	(37)
Total interest expense	$327	$(1,167)	$(841)
Net interest income	$1,483	$1,099	$2,582

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended September 30, 2025 increased $899,000 to $4.5 million from $3.6 million during the same period in 2024. The $899,000 increase in non-interest income was primarily related to increases of $359,000 in mortgage banking income, $267,000 in investment advisory fees and non-deposit commissions, $188,000 in other non-recurring income, and $75,000 in other non-interest income.

Mortgage banking income increased $359,000 to $934,000 during the three months ended September 30, 2025 from $575,000 during the same period in 2024. Total production in the mortgage line of business in the three months ended September 30, 2025 was $51.6 million, which was comprised of $32.0 million in secondary market loans, $4.2 million in adjustable rate mortgages (ARMs), and $15.4 million in commitments for new construction residential real estate loans. Fee revenue from the mortgage line of business was $934,000 for the three months ended September 30, 2025, which includes $931,000 associated with the secondary market loans with a gain-on-sale margin of 2.91%. This compares to production year-over-year of $38.1 million which was comprised of $19.5 million in secondary market loans, $8.7 million in ARMs, and $9.9 million in commitments for new construction residential real estate loans during the three months ended September 30, 2024. Fee revenue from the mortgage line of business was $575,000, which includes $571,000 associated with the secondary market loans with a gain-on-sale margin of 2.92% during the three months ended September 30, 2024.

Investment advisory fees rose $267,000 to $1.9 million during the three months ended September 30, 2025 from $1.6 million during the same period in 2024. Total assets under management increased to $1.1 billion at September 30, 2025 compared to $926.0 million at December 31, 2024 and $901.6 million at September 30, 2024. Our net new assets under management were $12.0 million during the three months ended September 30, 2025. Furthermore, our investment performance for the three months ended September 30, 2025 was 7.9% compared to 7.8% for the S&P 500. Our customers’ assets under management are allocated across a range of asset classes, including equities, bonds, and cash.

Other non-recurring income increased $188,000 to $188,000 during the three months ended September 30, 2025 compared to zero during the same period of 2024 due to a $176,000 gain on an investment in a fintech fund focused on financial services and a $12,000 gain on insurance proceeds.

Other non-interest income increased $75,000 to $1.2 million during the three months ended September 30, 2025 from $1.2 million during the same period in 2024. The $75,000 increase was primarily due to a $25,000 increase in ATM debit card income and a $39,000 increase in rental income.

The following table shows the components of non-interest income for the three-month periods ended September 30, 2025 and September 30, 2024.

(Dollars in thousands)	Three months ended September 30,
	2025	2024
Deposit service charges	$243	$228
Mortgage banking income	934	575
Investment advisory fees and non-deposit commissions	1,862	1,595
Gain on sale of other real estate owned	—	5
ATM debit card income	723	703
Bank owned life insurance	209	203
Rental income	130	102
Other service fees including safe deposit box fees	61	51
Wire transfer fees	37	31
Non-recurring income	188	—
Other	82	77
Total	$4,469	$3,570

Non-interest expense increased $1.7 million during the three months ended September 30, 2025 to $13.7 million compared to $12.0 million during the same period in 2024. The increase in non-interest expense is primarily due to increases of $637,000 in salaries and employee benefits, $80,000 in marketing and public relations, $117,000 in core banking and electronic processing and services, $113,000 in software subscriptions and services, $73,000 in ATM debit card processing, $115,000 in legal and professional fees and $575,000 in merger expenses, partially offset by decreases of $39,000 in telephone expense and $36,000 in shareholder expense.

•	Salary and benefits expense increased $637,000 to $8.1 million during the three months ended September 30, 2025 from $7.4 million during the same period in 2024. This increase is primarily a result of normal salary adjustments, higher mortgage banking and financial planning and investment advisory commissions, and increased incentive accruals driven by stronger performance. We had 272 full-time equivalent employees at September 30, 2025 compared to 260 full-time equivalent employees at September 30, 2024.

•	Marketing and public relations costs increased $80,000 to $557,000 during the three months ended September 30, 2025 from $447,000 during the same period in 2024 primarily due to the timing of planned media production and campaigns. Marketing expenses, while planned and budgeted on an annual basis, can vary significantly between quarters depending on our needs.

•	Merger expenses increased $575,000 to $575,000 from zero. These costs are primarily composed of legal and professional fees necessary for the merger with Signature Bank.

•	Other non-interest expense increased $410,000 to $3.0 million during the three months ended September 30, 2025 from $2.6 million during the same period in 2024.

-	Core banking and electronic processing and services increased $117,000 to $811,000 from $694,000 primarily due to higher customer activity and enhanced technology.
-	ATM/debit card processing increased $73,000 to $411,000 from $338,000 primarily due to higher customer activity and enhanced technology.
-	Software subscriptions and services increased $113,000 to $411,000 from $298,000 primarily due to new subscriptions and services and higher renewal prices.
-	Legal and professional fees increased $115,000 to $339,000 from $224,000. This increase was primarily due to increased costs during the period.

The following table shows the components of non-interest expense for the three-month periods ended September 30, 2025 and September 30, 2024.

(Dollars in thousands)	Three months ended September 30,
	2025	2024
Salaries and employee benefits	$8,059	$7,422
Occupancy	792	793
Equipment	377	391
Marketing and public relations	557	477
FDIC insurance assessments	286	290
Other real estate expense	12	11
Amortization of intangibles	39	40
Core banking and electronic processing and services*	811	694
ATM/debit card processing	411	338
Software subscriptions and services	411	298
Supplies	36	44
Telephone	114	107
Courier	74	80
Correspondent services	76	72
Insurance	108	97
Debit card and fraud losses	34	27
Investment advisory services	93	92
Loan processing and closing costs	86	56
Director fees	183	156
Legal and professional fees	339	224
Merger	575	—
Shareholder expense	61	58
Other	140	224
Total	$13,674	$11,991

*	Core banking and electronic processing and services includes core processing, bill payment, online banking, remote deposit capture, wire processing services, and postage costs for mailing customer notices and statements.

Income Tax Expense

We incurred income tax expense of $1.4 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively. Our effective tax rate was 21.2% and 22.9% for the three months ended September 30, 2025 and 2024, respectively. The decrease in the effective tax rate was due to a non-recurring adjustment of $120,000 due to tax credits purchased during the three months ended September 30, 2025.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

Net Income

Our net income for the nine months ended September 30, 2025 increased $4.7 million to $14.4 million, or $1.85 diluted earnings per common share, from $9.7 million, or $1.26 diluted earnings per common share for the nine months ended September 30, 2024. The increase in net income between the two periods is primarily due to an increase of $7.5 million in net interest income, a decline of $166,000 in provision for credit losses, and an increase of $2.3 million in total non-interest income, partially offset by an increase of $3.9 million in total non-interest expense and an increase of $1.4 million in income tax expense.

•	The $4.7 million increase in net interest income results from an increase of $146.6 million in average earning assets, combined with an increase of 0.30% in the net interest margin between the two periods.

•

The $401,000 provision for credit losses during the nine months ended September 30, 2025 is primarily related to a $58.8 million increase in loans held-for-investment, and a $31.0 million increase in unfunded commitments net of unconditionally cancellable commitments partially offset by two basis points of reduction in our qualitative factors. The two basis points of reduction in our qualitative factors results from an additional basis point in our qualitative factor for change in total of 30-89 days past due and other loans especially mentioned, a four basis point reduction in our qualitative factor for data limitations, and an additional basis point for our reasonable and supportable forecast qualitative factor.

•	The $567,000 provision for credit losses during the nine months ended September 30, 2024 is primarily related to a $62.6 million increase in loans held-for-investment, a slight extension in the average life of the loan portfolio due to lower loan prepayments, and $95,000 in net charge-offs partially offset by two basis points of reduction in our qualitative factors primarily related to our reasonable and supportable forecast alternative scenarios qualitative factor due to a slight reduction in the probability of a recession and a $48.3 million reduction in our unfunded commitments net of unconditionally cancellable commitments.

•	The $2.3 million increase in non-interest income is primarily related to increases in mortgage banking income of $913,000, increases in investment advisory fees and non-deposit commissions of $958,000, an increase of $122,000 in gain on sale of other real estate owned, an increase in other non-recurring income of $93,000, and an increase of $209,000 in other income, partially offset by a decline of $34,000 in deposit service charges.

•	Non-interest expense increased $3.9 million primarily due to an increase of $2.0 million in salaries and employee benefits, an increase of $119,000 in equipment, an increase of $809,000 in merger expenses, and an increase of $985,000 in other non-interest expense, partially offset by a decrease of $22,000 in marketing and public relations expense.

•	Our effective tax rate was 22.10% during the nine months ended September 30, 2025 compared to 21.42% during the nine months ended September 30, 2024.

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

Net interest income increased $7.5 million to $45.7 million for the nine months ended September 30, 2025 from $38.2 million for the nine months ended September 30, 2024. Our net interest margin increased by 0.30% to 3.19% during the nine months ended September 30, 2025 from 2.89% during the nine months ended September 30, 2024. Our net interest margin, on a taxable equivalent basis, was 3.20% for the nine months ended September 30, 2025 compared to 2.89% for the nine months ended September 30, 2024. Average earning assets increased $146.6 million, or 8.3%, to $1.9 billion for the nine months ended September 30, 2025 compared to $1.8 billion in the same period of 2024.

•	The $7.5 million increase in net interest income results from increases of $146.6 million in average earning assets, combined with the improvement of 30 basis points in the net interest margin between the two periods.

•	The increase in average earning assets was primarily due to a $85.2 million increase in loans, a $7.9 million increase in total securities, and a $53.5 million increase in interest bearing deposits in other banks.

•	Our earning asset yield increased to 5.04% for the nine months ended September 30, 2025 compared to 5.01 during the same period in 2024.

-	Investment securities represented 26.2% of average total earning assets for the nine months ended September 30, 2025 compared to 27.9% during the same period in 2024.
-	Interest-bearing deposits in other banks and fed funds sold represented 7.9% of average total earning assets for the nine months ended September 30, 2025 compared to 5.6% during the same period in 2024.
-	Loans represented 65.9% of average total earning assets for the nine months ended September 30, 2025 compared to 66.5% during the same period in 2024.
-	After a sharp increase, market interest rates declined as inflation cooled. The target range of federal funds was 4.00% - 4.25% at September 30, 2025 compared to 4.75% - 5.00% at September 30, 2024.

Effective May 5, 2023, we entered into a pay-fixed swap agreement with an initial notional amount of $150.0 million ($136.6 million as of September 30, 2025), designated as a fair value hedge for fixed rate loans held for investment. The swap converts these loans to a synthetic floating SOFR rate, with the company paying a fixed 3.58% and receiving overnight SOFR through maturity on May 5, 2026. This interest rate swap positively impacted interest on loans by $852,000 during the nine months ended September 30, 2025, compared to a positive impact of interest on loans of $2.0 million during the nine months ended September 30, 2024. Loan yields and net interest margin both benefited from this interest rate swap during the nine months ended September 30, 2025 with an increase of nine basis points and six basis points, respectively. Loan yields and net interest margin both benefited during the nine months ended September 30, 2024 with an increase of 24 basis points and 15 basis points, respectively.

During the second quarter of 2025, we purchased four fixed rate agency mortgage-backed security (MBS) bonds totaling $20.0 million with a purchase yield of 4.78% and entered into a $19.8 million ($18.7 million as of September 30, 2025) amortizing notional amount pay-fixed/receive-floating interest rate swap, which was designated as a fair value hedge. This transaction was part of a hedging strategy which converts these fixed rate agency MBS bonds to synthetic floaters. The company pays a fixed rate of 3.67% and receives USD-SOFR-OIS Compound.

Average loans increased $85.2 million, or 7.2%, to $1.3 billion for the nine months ended September 30, 2025 from $1.2 billion for the same period in 2024. Our loan (including loans held-for-sale) to deposit ratio on average during the nine months ended September 30, 2025 was 73.3%, as compared to 74.9% during the same period in 2024. The yield on loans increased 0.19% to 5.78% during the nine months ended September 30, 2025 from 5.59% during the same period in 2024 due to higher new and renewed loan rates compared to rates on loans maturing during the period.

Average securities for the nine months ended September 30, 2025 increased $7.9 million, or 1.6%, to $500.6 million from $492.7 million during the same period in 2024. The increase in securities was due to the purchase of $20.0 million dollars in securities as part of the previously discussed investment hedge, partially offset by normal principal cash flows from the securities portfolio. Interest-bearing deposits in other banks and fed funds sold increased $53.5 million to $152.0 million during the nine months ended September 30, 2025 from $98.5 million during the same period in 2024. The increase in interest-bearing deposits in other banks and fed funds sold was due to our decision to hold excess liquidity in interest bearing deposits at the Federal Reserve Bank. The yield on our securities portfolio declined to 3.42% for the nine months ended September 30, 2025 from 3.62% for the same period in 2024. The yield on our interest-bearing deposits in other banks and fed funds sold decreased to 4.29% for the nine months ended September 30, 2025 from 5.11% for the same period in 2024 due to lower market interest rates.

The yields on earning assets for the nine months ended September 30, 2025 and 2024 were 5.04% and 5.01%, respectively.

The cost of interest-bearing liabilities was 2.56% during the nine months ended September 30, 2025 compared to 2.92% during the same period in 2024. The cost of deposits, including demand deposits, was 1.83% during the nine months ended September 30, 2025 compared to 1.97% during the same period in 2024. The cost of funds, including demand deposits, was 1.91% during the nine months ended September 30, 2025 compared to 2.18% during the same period in 2024. The decline in the cost of funds was due to a decline in market interest rates during the period. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) plus customer cash management repurchase agreements as these accounts tend to be low-cost funding and assist us in controlling our overall cost of funds. We had $1.6 billion , $1.5 billion , and $1.4 billion in pure deposits plus customer cash management repurchase agreements at September 30, 2025, December 31, 2024 and September 30, 2024, respectively. As of September 30, 2025, we had no brokered certificates of deposit. We had $10.4 million and $22.4 million in brokered certificates of deposit at December 31, 2024 and at September 30, 2024, respectively.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Interest-Bearing Liabilities

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$1,261,175	$54,482	5.78%	$1,176,007	$49,230	5.59%
Non-taxable securities	46,277	1,032	2.98%	48,959	1,070	2.92%
Taxable securities	454,354	11,766	3.46%	443,748	12,279	3.70%
Int bearing deposits in other banks	151,979	4,875	4.29%	98,480	3,768	5.11%
Fed funds sold	46	2	5.81%	34	1	3.93%
Total earning assets	$1,913,831	$72,157	5.04%	$1,767,228	$66,348	5.01%
Cash and due from banks	24,729			24,074
Premises and equipment	29,667			30,403
Goodwill and other intangibles	15,024			15,181
Other assets	52,609			54,397
Allowance for credit losses - investments	(22)			(29)
Allowance for credit losses - loans	(13,406)			(12,643)
Total assets	$2,022,432			$1,878,611

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$344,739	$3,122	1.21%	$305,315	$2,486	1.09%
Money market accounts	459,933	10,475	3.05%	410,230	10,327	3.36%
Savings deposits	109,711	218	0.27%	113,306	341	0.40%
Time deposits	339,434	9,689	3.82%	304,746	10,056	4.41%
Fed funds purchased	14	1	9.55%	16	—	0.00%
Securities sold under agreements to repurchase	115,238	2,133	2.47%	74,884	1,611	2.87%
FHLB advances	—	—	—	63,066	2,417	5.12%
Other long-term debt	14,964	811	7.25%	14,964	927	8.27%
Total interest-bearing liabilities	$1,384,033	$26,449	2.56%	$1,286,528	$28,165	2.92%
Demand deposits	466,939			437,418
Allowance for credit losses - unfunded commitments	475			532
Other liabilities	18,661			19,163
Shareholders’ equity	152,324			134,970
Total liabilities and shareholders’ equity	$2,022,432			$1,878,611

Cost of deposits, including demand deposits			1.83%			1.97%
Cost of funds, including demand deposits			1.91%			2.18%
Net interest spread			2.48%			2.09%
Net interest income/margin		$45,708	3.19%		$38,183	2.89%
Net interest income/margin (tax equivalent)		$45,812	3.20%		$38,298	2.89%

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Nine Months Ended September 30,
	2025 versus 2024
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$3,644	$1,608	$5,252
Non-taxable securities	(59)	21	(38)
Taxable securities	288	(801)	(513)
Interest bearing deposits in other banks	1,792	(685)	1,107
Fed funds sold	—	1	1
Total interest income	$5,665	$144	$5,809

Interest expense:
Interest-bearing transaction accounts	340	296	636
Money market accounts	1,184	(1,036)	148
Savings deposits	(11)	(112)	(123)
Time deposits	1,074	(1,441)	(367)
Fed funds purchased	—	1	1
Securities sold under agreements to repurchase	772	(250)	522
FHLB Advances	(2,417)		(2,417)
Other long-term debt		(116)	(116)
Total interest expense	$942	$(2,658)	$(1,716)
Total net interest income	$4,723	$2,802	$7,525

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest Income and Non-interest Expense

Non-interest income during the nine months ended September 30, 2025 increased $2.3 million to $12.7 million from $10.4 million during the same period in 2024. The increase in non-interest income was primarily related to increases in mortgage banking income, investment advisory fees and non-deposit commissions, ATM debit card income, rental income, gain on sale of other real estate owned, and non-recurring income, partially offset by declines in deposit service charges.

Deposit service charges declined $34,000 to $688,000 during the nine months ended September 30, 2025 from $722,000 during the same period in 2024 due to lower NSF/OD fees.

Mortgage banking income increased by $913,000 to $2.6 million during the nine months ended September 30, 2025 from $1.7 million during the same period in 2024. Secondary mortgage production during the nine months ended September 30, 2025 was $89.7 million compared to $55.3 million during the same period in 2024 while the gain on sale margin declined to 2.86% during the nine months ended September 30, 2025 from 2.97% during the same period in 2024.

Investment advisory fees and non-deposit commissions increased $958,000 to $5.4 million during the nine months ended September 30, 2025 from $4.5 million during the same period in 2024. Total assets under management increased to $1.1 billion at September 30, 2025 compared to $926.0 million at December 31, 2024 and $901.6 million at September 30, 2024. Our net new assets were $54.2 million during the nine months ended September 30, 2025. Furthermore, our investment performance for the nine-month period from December 31, 2024 to September 30, 2025 was 13.2% compared to 13.7% for the S&P 500. Our customers’ assets under management are allocated across a range of asset classes, including equities, bonds, and cash.

Gain on sale of other real estate owned increased $122,000 to $127,000 during the nine months ended September 30, 2025 from $5,000 during the same period in 2024 due to a sale of other real estate owned during the nine months ended September 30, 2025.

Non-recurring income increased $93,000 to $188,000 during the nine months ended September 30, 2025 from $95,000 during the same period in 2024 due to a gain on an investment in a fintech fund focused on financial services. The $188.000 in non-recurring income during the nine months ended September 30, 2025 was due to a $176,000 gain on an investment in a fintech fund focused on financial services and a $12,000 gain on insurance proceeds. Non-recurring income of $95,000 during the same period in the prior year is related to gain on insurance proceeds of $101,000, partially offset by a loss on disposition of assets on the closing of our downtown Augusta, Georgia banking office of $6,000.

The following table shows the components of non-interest income for the nine-month periods ended September 30, 2025 and September 30, 2024.

(Dollars in thousands)	Nine months ended September 30,
	2025	2024
Deposit service charges	$688	$722
Mortgage banking income	2,572	1,659
Investment advisory fees and non-deposit commissions	5,419	4,461
Gain on sale of other real estate owned	127	5
ATM debit card income	2,167	2,060
Recurring income on bank owned life insurance	617	595
Non-recurring income	188	95
Rental income	352	288
Other service fees including safe deposit box fees	178	170
Wire transfer fees	110	91
Other	1,710	250
	$12,657	$10,396

Non-interest expense increased $3.9 million during the nine months ended September 30, 2025 to $39.5 million compared to $35.6 million during the same period in 2024. This increase is primarily due to an increase of $2.0 million in salaries and employee benefits, $119,000 in equipment, $21,000 in other real estate expense, net, $809,000 in merger expenses, and $985,000 in other non-interest expense, partially offset by a decrease of $22,000 in marketing and public relations, and a decrease of $10,000 in FDIC assessments.

•	Salary and benefits expense increased $2.0 million to $23.8 million during the nine months ended September 30, 2025 from $21.8 million during the same period in 2024. This increase is primarily a result of normal salary adjustments and higher mortgage banking and financial planning and investment advisory commissions, as well as increased incentive accruals due to high performance. We had 272 full-time equivalent employees at September 30, 2025 compared to 260 full-time equivalent employees at September 30, 2024.
•	Equipment expense increased $119,000 to $1.2 million during the nine months ended September 30, 2025 from $1.0 million during the same period in 2024 primarily due to higher equipment maintenance and repair expenses.
•	Marketing and public relations declined $22,000 to $1.3 million during the nine months ended September 30, 2025 from $1.3 million during the same period in 2024 primarily due to the timing of planned media production and campaigns. Marketing expenses, while planned and budgeted on an annual basis, can vary significantly between quarters depending on the needs of the company.
•	FDIC assessments declined $10,000 to $860,000 during the nine months ended September 30, 2025 compared to $870,000 during the same period in 2024 due to a decrease in our FDIC assessment rate.

•	Other real estate expenses increased $21,000 to $134,000 during the nine months ended September 30, 2025 from $113,000 during the same period in the prior year primarily due to write-down of an other real estate owned property during the nine months ended September 30, 2025.
•	Merger expense increased $809,000 to $809,000 during the nine months ended September 30, 2025 from zero during the same period in 2024. This was due to costs incurred as part of the merger with Signature Bank.

•	Other non-interest expense increased $905,000 to $9.0 million during the nine months ended September 30, 2025 from $8.1 million during the same period in 2024.

-	Core banking and electronic processing and services increased $176,000 to $2.2 million from $2.0 million, primarily due to increase in software costs and usage.
-	ATM/debit card processing increased $210,000 to $1.1 million from $932,000 primarily due to a debit card marketing campaign and enhanced technology.

-	Software subscriptions and services increased $237,000 to $1.2 million from $913,000 primarily due to new subscriptions and services and higher renewal prices.

-	Telephone expense decreased $77,000 to $331,000 from $408,000 due to a change in our telecommunications vendor, which resulted in paying two vendors for a period of time during the nine months ended September 30, 2024 and due to a $29,000 write-off of the remainder of a contract related to the closing of our downtown Augusta, Georgia banking office during the nine months ended September 30, 2024.

-	Legal and professional fees increased $215,000 to $1.2 million from $981,000 due to higher legal and audit expenses.

-	Shareholder expense increased $24,000 to $231,000 from $207,000 due to higher printing and filing expenses.

The following table shows the components of non-interest expense for the nine-month periods ended September 30, 2025 and September 30, 2024.

(Dollars in thousands)	Nine months ended September 30,
	2025	2024
Salaries and employee benefits	$23,776	$21,826
Occupancy	2,341	2,321
Equipment	1,157	1,038
Marketing and public relations	1,279	1,301
FDIC Insurance assessments	860	870
Other real estate expense	134	113
Amortization of intangibles	118	118
Merger	809	—
Core banking and electronic processing and services*	2,196	2,020
ATM/debit card processing	1,142	932
Software subscriptions and services	1,150	913
Supplies	104	117
Telephone	331	408
Courier	239	231
Correspondent services	218	238
Insurance	324	293
Debit card and fraud losses	141	149
Investment advisory services	278	264
Loan processing and closing costs	213	182
Director fees	490	448
Legal and professional fees	1,196	981
Shareholder expense	231	207
Other	784	669
Total	$39,511	$35,639

*	Core banking and electronic processing and services includes core processing, bill payment, online banking, remote deposit capture, wire processing services, and postage costs for mailing customer notices and statements.

Income Tax Expense

We incurred income tax expense of $4.1 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively. Our effective tax rate was 22.10% and 21.42% for the nine months ended September 30, 2025 and 2024, respectively. Income tax expense includes a $120,000 and a $149,000 non-recurring reduction to income tax expense due to a purchase of tax credits during the nine months ended September 30, 2025 and 2024, respectively.

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

Qualitative Factors
(in basis points)	September 30,	December 31,	September 30,
	2025	2024	2024
Changes in lending policies and procedures	3	3	3
Changes in staff, markets, and products	5	5	5
Change in total of 30-89 days past due and other loans especially mentioned	2	1	1
Changes in the loan review system	2	2	2
Change in collateral value for non-collateral dependent loans	9	9	9
Changes in concentration of credits	11	11	11
Changes in the legal or regulatory requirements and competition	10	10	10
Data limitations	6	10	10
Model imprecision	14	14	14
Reasonable and supportable forecast alternative scenarios	16	15	15
Total Basis Points	78	80	80

The above qualitative factors, combined with the allowance for individually assessed loans, the allowance for collectively assessed expected losses, and the collectively assessed additional allowance, are used to calculate the total allowance for credit losses on loans. The following table summarizes the activity related to our allowance for credit losses for loans:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2025	2024
Beginning balance of allowance	$13,135	$12,267
Loans charged-off:
Commercial	—	83
Real Estate Mortgage – Commercial	—	2
Consumer - Other	83	64
Total loans charged-off	83	149
Recoveries:
Commercial	9	5
Real Estate Mortgage – Residential	—	18
Real Estate Mortgage – Commercial	15	10
Real Estate – Construction	2	2
Consumer – Home Equity	7	7
Consumer – Other	37	12
Total recoveries	70	54
Net loan charge-offs	(13)	(95)
Provision for credit losses - loans	356	761
Balance at period end	$13,478	$12,933
45

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio:

Composition of the Allowance for Credit Losses - Loans

	September 30, 2025		December 31, 2024
		% of Allowance in		% of Allowance in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial	$1,057	7.8%	$994	7.6%
Real Estate – Construction	1,604	11.9%	1,675	12.8%
Real Estate Mortgage:
Residential	1,784	13.2%	1,639	12.5%
Commercial	8,101	60.2%	7,974	60.6%
Consumer:
Home Equity	680	5.0%	568	4.3%
Other	252	1.9%	285	2.2%
Total	$13,478	100.0%	$13,135	100.0%

Credit Metrics

We have a significant portion of our loan portfolio with real estate as the underlying collateral. As of September 30, 2025 and December 31, 2024, approximately 91.6% and 91.4%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period. The allowance for credit losses is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy for credit losses and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance for credit losses based on information available to them at the time of their examination.

Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts that a borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in non-accrual status when it becomes 90 days or more past due. At the time a loan is placed in non-accrual status all interest, which has been accrued on the loan but remains unpaid, is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

The non-performing asset ratio was 0.04% of total assets with the nominal level of $881,000 in non-performing assets at September 30, 2025 compared to 0.04% and $810,000 at December 31, 2024. Non-accrual loans decreased to $205,000 at September 30, 2025 from $219,000 at December 31, 2024. We had one accruing loan past due 90 days or more totaling $482,000 at September 30, 2025 compared to $48,000 at December 31, 2024. Loans past due 30 days or more represented 0.07% of the loan portfolio at September 30, 2025 compared to 0.05% at December 31, 2024. The ratio of classified loans plus OREO and repossessed assets declined to 0.80% of total bank regulatory risk-based capital at September 30, 2025 from 1.06% at December 31, 2024.

During the nine months ended September 30, 2025, we experienced net loan recoveries of $27,000 (charge-offs of $7,000 less recoveries of $34,000) and net overdraft charge-offs of $39,000 (charge-offs of $76,000 and recoveries of $37,000). In comparison, we experienced net loan charge-offs of $43,000 and net overdraft charge-offs of $52,000 during the nine months ended September 30, 2024.

There were three loans totaling $687,000 (0.02% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at September 30, 2025. Two of these loans were on non-accrual status. The largest loan of the two is $205,000 and is secured by real estate. The balance of the remaining loan on non-accrual status is $1,000. This loan is secured by a second mortgage lien. At September 30, 2025, we had one accruing loan that was past due 90 days or more. At both September 30, 2025 and December 31, 2024, we considered loan relationships exceeding $500,000 and on non-accrual status as individually assessed loans for the allowance for credit losses. At both September 30, 2025 and December 31, 2024, we had no individually assessed loans. The specific allowance for individually assessed loans is based on the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. There was no specific allowance for credit losses on our individually assessed loans at September 30, 2025 and December 31, 2024. At September 30, 2025, we had $436,000 in loans that were delinquent 30 days to 89 days representing 0.03% of total loans compared to $554,000 or 0.05% of total loans at December 31, 2024.

The following table summarizes the activity related to our allowance for credit losses for the periods indicated:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2025	2024
Average loans outstanding (excluding loans held-for-sale)	$1,251,537	$1,171,696
Loans outstanding at period end (excluding loans held-for-sale)	$1,279,310	$1,196,659
Non-performing assets:
Non-accrual loans	$205	$119
Loans 90 days past due still accruing	482	212
Foreclosed real estate	194	543
Total non-performing assets	$881	$874

Net charge-offs to average loans (annualized)	0.00%	0.01%
Allowance as percent of total loans	1.05%	1.08%
Non-performing assets as % of total assets	0.01%	0.04%
Allowance as % of non-performing loans	1,960.69%	3,919.09%
Non-accrual loans as % of total loans	0.02%	0.01%
Allowance as % of non-accrual loans	6,572.41%	10,868.07%

The following table details net charge-offs to average loans outstanding by loan category for the periods indicated.

	Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off (Recovery) Ratio	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off (Recovery) Ratio
Commercial	$(9)	$89,605	(0.01)%	$78	$81,733	0.09%
Real estate:
Construction	(2)	151,272	0.00%	(2)	135,531	0.00%
Mortgage-residential	—	126,726	0.00%	(19)	106,841	(0.02)%
Mortgage-commercial	(15)	818,716	0.00%	(7)	796,148	0.00%
Consumer:
Home Equity	(7)	45,896	(0.02)%	(7)	35,615	(0.02)%
Other	46	19,322	0.24%	52	15,828	0.33%
Total:	$13	$1,251,537	0.00%	$95	$1,171,696	0.01%

(1)	Average loans exclude loans held for sale.

Financial Position

Assets increased $108.6 million, or 5.5% (7.4% annualized), to $2.1 billion at September 30, 2025 from $2.0 billion at December 31, 2024. The increase in assets was primarily due to increases in interest bearing bank balances of $39.8 million, investment securities available for sale of $19.9 million, and loans held for investment of $58.8 million, partially offset by a decrease in investment securities held-to-maturity of $10.6 million.

Loans and loans held-for-sale

Loans held-for-sale decreased to $9.0 million at September 30, 2025 from $9.7 million at December 31, 2024. Loans (excluding loans held-for-sale) increased $58.8 million, or 4.8% (6.4% annualized), to $1.3 billion at September 30, 2025 from $1.2 billion at December 31, 2024. Total loan production, excluding mortgage secondary market and new construction residential real estate, was $161.1 million during the nine months ended September 30, 2025 compared to $138.3 million during the same period in 2024. Advances from unfunded commercial construction loans available for draws were $34.5 million during the nine months ended September 30, 2025 compared to $71.3 million during the same period in 2024. Payoffs and paydowns totaled $92.4 million during the nine months ended September 30, 2025 compared to $84.4 million during the same period in 2024.

Total mortgage production during the nine months ended September 30, 2025 was $158.3 million. Of this production, $89.7 million was originated to be sold in the secondary market, $13.8 million was originated as ARM loans for our loans held-for-investment portfolio, and $54.8 million was commitments for new construction residential real estate loans. Total mortgage production during the nine months ended September 30, 2024 was $123.7 million, $55.3 million of the production was originated to be sold in the secondary market, $32.9 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $35.5 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income. The increase in mortgage production was primarily due to higher secondary market loan production and increased commitments for new residential real estate construction, partially offset by lower ARM loans for our loans held for investment portfolio.

The loan-to-deposit ratio (including loans held-for-sale) at September 30, 2025 and December 31, 2024 was 72.7% and 73.4%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at September 30, 2025 and December 31, 2024 was 72.2% and 72.8%, respectively.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. Based on our loan portfolio as of September 30, 2025, the non-owner occupied commercial real estate loans and the construction and land development loans were approximately 304% and 71% of total risk-based capital, respectively compared to 305% and 82% at December 31, 2024. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 38% from September 30, 2022 to September 30, 2025. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the level of the concentration in commercial real estate loans within our loan portfolio monthly.

The following table shows the composition of the loan portfolio by category at the dates indicated:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$90,567	7.1%	$86,616	7.1%
Real estate:
Construction	151,621	11.9%	152,155	12.5%
Mortgage – residential	132,376	10.3%	124,751	10.2%
Mortgage – commercial	836,400	65.5%	796,411	65.2%
Consumer:
Home Equity	51,822	4.1%	42,304	3.5%
Other	16,524	1.1%	18,305	1.5%
Total gross loans	1,279,310	100.0%	1,220,542	100.0%
Allowance for credit losses	(13,478)		(13,135)
Total net loans	$1,265,832		$1,207,407

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

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at September 30, 2025.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	September 30, 2025
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total
Commercial	$24,576	$44,488	$21,503	$—	$90,567
Real estate:
Construction	43,034	96,529	12,058	—	151,621
Mortgage—residential	5,558	12,224	3,348	111,246	132,376
Mortgage—commercial	68,415	623,851	144,134	—	836,400
Consumer:
Home equity	1,657	9,255	40,910	—	51,822
Other	7,140	8,195	825	364	16,524
Total	$150,380	$794,542	$222,778	$111,610	$1,279,310

Loans maturing after one year with:

Variable Rate	$195,269
Fixed Rate	933,661
$1,128,930

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

Investment securities increased $9.6 million to $501.3 million, net of allowance for credit losses on investments of $19,000, at September 30, 2025 from $491.7 million, net of allowance for credit losses on investments of $23,000, at December 31, 2024. The increase was driven by increases in the fair value of available-for-sale securities, purchases of mortgage-backed securities in the available-for-sale portfolio, partially offset by normal principal cash flows.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $11.0 million ($8.7 million net of tax) at September 30, 2025.

Our HTM investments totaled $198.8 million and represented approximately 40% of our total investments at September 30, 2025. Our AFS investments totaled $299.5 million or approximately 59% of our total investments at September 30, 2025. Our investments at cost totaled $2.9 million or approximately 1% of our total investments at September 30, 2025. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive loss, which is included in shareholders’ equity.

At September 30, 2025, the estimated weighted average life of our total investment portfolio was 5.3 years, the modified duration was 4.1, the effective duration was 3.2, and the weighted average tax equivalent book yield was 3.66%.

Interest-bearing deposits in other banks and fed funds sold increased $39.7 million to $163.2 million at September 30, 2025 from $123.5 million at December 31, 2024 due to our decision to temporarily hold excess liquidity in interest-bearing bank deposits at the Federal Reserve Bank. This additional liquidity will be used to fund loan growth and/or reduce borrowings and brokered certificates of deposit.

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at September 30, 2025:

(Dollars in thousands)	Within One Year		Over One Year and less than Five Years		Over Five Years and less than Ten Years		Over Ten Years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury securities	$9,852	4.05%	$997	0.74%	14,847	1.24%	$—	—
Government Sponsored Enterprises	—	—	—	—	2,500	2.00%	—	—
Small Business Administration pools	—	2.92%	3,025	5.35%	2,710	4.56%	3,769	5.56%
Mortgage-backed securities	2,509	4.42%	7,346	3.42%	3,834	3.56%	255,015	4.07%
Corporate and other securities	—	—	1,993	8.40%	5,500	3.44%	13	—
Total investment securities available-for-sale	$12,361	4.13%	$13,361	4.40%	$29,391	2.33%	$258,797	4.09%

(Dollars in thousands)	Within One Year		Over One Year and less than Five Years		Over Five Years and less than Ten Years		Over Ten Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	5,111	2.66%	30,689	3.20%	15,685	3.31%	45,331	3.28%
State and local government	2,010	2.82%	26,175	3.33%	44,994	3.60%	28,828	3.39%
Total investment securities held-to-maturity	$7,121	2.70%	$56,864	3.26%	$60,679	3.53%	$74,159	3.32%
50

Deposits

Deposits increased $95.3 million, or 5.7% (7.6% annualized), to $1.8 billion at September 30, 2025 compared to $1.7 billion at December 31, 2024. Our pure deposits, which are defined as total deposits less certificates of deposits, increased $86.5 million, or 6.3% (8.4% annualized), to $1.46 billion at September 30, 2025 from $1.38 billion at December 31, 2024. We continue to focus on growing our pure deposits in order to better manage our overall cost of funds. Certificates of deposits increased $8.9 million to $309.0 million at September 30, 2025 from $300.2 million at December 31, 2024.

We began issuing brokered certificates of deposit during the third quarter of 2023 to supplement our funding mix. As of September 30, 2025, we had zero in brokered certificates of deposit. We had $10.4 million and $22.4 million in brokered certificates of deposit at December 31, 2024 and at September 30, 2024, respectively.

Total uninsured deposits were $584.9 million and $542.9 million at September 30, 2025 and December 31, 2024, respectively. Included in uninsured deposits at September 30, 2025 and December 31, 2024 were $88.7 million and $105.7 million of deposits of states or political subdivisions in the U.S., which are secured or collateralized, respectively. Total uninsured deposits, excluding these deposits that are secured or collateralized, totaled $496.2 million, or 28.0, of total deposits at September 30, 2025 and $437.1 million, or 26.1%, of total deposits at December 31, 2024. The average balance of all customer deposit accounts at September 30, 2025 was $30,401. The average balance for consumer accounts was $16,461 and the average balance for non-consumer accounts was $66,869.

The following table sets forth the deposits by category:

	September 30,		December 31,
	2025		2024
		% of		% of
(Dollars in thousands)	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$483,260	27.2%	$462,717	27.6%
Interest bearing checking accounts	373,371	21.1%	338,511	20.2%
Money market accounts	471,882	26.6%	432,084	25.8%
Savings accounts	105,434	6.0%	113,928	6.8%
Time deposits less than or equal to $250,000	240,306	13.6%	239,643	14.3%
Time deposits greater than $250,000	96,911	5.5%	89,018	5.3%
Total	$1,771,164	100.0%	$1,675,901	100.0%

The uninsured amount of time deposits in the table above at September 30, 2025 and December 31, 2024 was $42.2 million and $40.8 million, respectively.

The tables below show at September 30, 2025 and December 31, 2024, maturities of certificates and other time deposits greater than $250,000.

	September 30, 2025
	Within Three	After Three Through	After Nine Through	After Twelve
(Dollars in thousands)	Months	Nine Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$61,158	$22,952	$12,546	$255	$96,911

	December 31, 2024
	Within Three	After Three Through	After Nine Through	After Twelve
(Dollars in thousands)	Months	Nine Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$28,430	$37,680	$21,656	$1,252	$89,018

Borrowed Funds, Trust Preferred Securities, and Shareholders’ Equity

Borrowed funds consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and long-term debt. Our long-term debt is a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $105.0 million, $83.9 million, and $69.1 million during the three months ended September 30, 2025, December 31, 2024, and September 30, 2024, respectively. The average rates paid during these periods were 2.41%, 2.71%, and 2.91%, respectively. The balances of securities sold under agreements to repurchase were $99.6 million, $103.1 million, and $66.9 million at September 30, 2025, December 31, 2024, and September 30, 2024, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. Federal funds purchased averaged $39,000, zero, and $40,000 during the three months ended September 30, 2025, December 31, 2024, and September 30, 2024, respectively. The average rates paid during these periods were 10.17%, 0.00%, and 0.00%, respectively. Federal funds purchased were zero, zero, and $4,000 at September 30, 2025, December 2024, and September 30, 2024. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. FHLB advances averaged zero, $30.3 million, and $50.0 million during the three months ended September 30, 2025, December 31, 2024, and September 30, 2024, respectively. The average rates paid during these periods were zero, 5.15%, and 5.14%, respectively. The balances of FHLB advances were zero, zero, and $50.0 million at September 30, 2025, December 31, 2024, and September 30, 2024, respectively.

We issued $15.5 million in trust preferred securities on September 16, 2004. During the fourth quarter of 2015, we redeemed $500,000 of these securities. The remaining debt may be redeemed in full anytime with notice and matures on September 16, 2034. The balances of trust preferred securities were $15.0 million as of September 30, 2025, December 31, 2024, and September 30, 2024. The securities accrue and pay distributions quarterly at a rate determined by an adjusted SOFR. Trust preferred securities averaged $15.0 million during the three months ended September 30, 2025, December 31, 2024, and September 30, 2024. The average rates during these periods were 7.24%, 7.71%, and 8.24%, respectively.

Total shareholders’ equity increased $17.1 million, or 11.8%, to $161.6 million at September 30, 2025 from $144.5 million at December 31, 2024. Shareholders’ equity was 7.8% of total assets at September 30, 2025 and 7.4% at December 31, 2024. The $17.1 million increase in shareholders’ equity was due to a $10.9 million increase in retention of earnings resulting from $14.4 million in net income less $3.5 million in dividends, a $644,000 increase due to employee and director stock awards, a $292,000 increase due to dividend reinvestment plan (DRIP) purchases, and a $5.3 million improvement in accumulated other comprehensive loss. The improvement in other accumulated other comprehensive loss for the period was due to improvements in the accumulated other comprehensive loss on available-for-sale securities, net of tax expense, of $4.4 million and the reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense, of $991,000, partially offset by unrealized loss on investment hedge of $109,000.

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

Net Interest Income Sensitivity

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

Neither the “gap” analysis or asset/liability modeling are precise indicators of our interest sensitivity position due to the many factors that affect net interest income including the timing, magnitude, and frequency of interest rate changes as well as changes in the volume and mix of earning assets and interest-bearing liabilities.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at September 30, 2025 and at December 31, 2024 over the subsequent 12 months.

Change in short-term interest rates	Hypothetical percentage change in net interest income
	September 30, 2025	December 31, 2024	Policy Limit
+400bp	-15.23%	-13.72%	-20.00%
+300bp	-10.57%	-9.20%	-20.00%
+200bp	-6.06%	-5.23%	-15.00%
+100bp	-2.57%	-2.18%	-10.00%
Flat	—	—	—
-100bp	+2.63%	+2.12%	-10.00%
-200bp	+4.86%	+3.77%	-15.00%
-300bp	+1.82%	+3.04%	-20.00%
-400bp	-1.62%	+0.76%	-20.00%

The maximum anticipated negative impacts of the modeled changes in net interest income were within policy limits at September 30, 2025 and December 31, 2024.

Present Value of Equity Sensitivity

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. We have established policy limits for the maximum negative impact of modeled changes in PVE, shown below.

Change in present value of equity	Hypothetical percentage change in PVE
	September 30, 2025	December 31, 2024	Policy Limit
+400bp	-0.23%	-3.72%	-25.00%
+300bp	+1.45%	-1.47%	-25.00%
+200bp	+2.41%	+0.23%	-20.00%
+100bp	+1.99%	+0.92%	-15.00%
Flat	—	—	—
-100bp	-3.49%	-2.31%	-15.00%
-200bp	-9.48%	-6.80%	-20.00%
-300bp	-20.44%	-14.97%	-25.00%
-400bp	-36.18%	-27.07%	-25.00%

Except for the down 400 basis point scenario, the maximum anticipated negative impacts of the modeled changes in PVE were within policy limits at September 30, 2025 and December 31, 2024. We are monitoring the risk posed by the down 400 basis point scenario.

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

From time to time, we issue brokered certificates of deposit to supplement our funding mix. As of September 30, 2025 and December 31, 2024, we had zero and $10.4 million, respectively, in brokered certificates of deposit. We believe that we have ample liquidity to meet the needs of our customers through our low-cost deposits, the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, the ability to borrow on a secured basis through the Federal Reserve Discount Window, and the ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank.

The Bank maintains federal funds purchased lines in the total amount of $102.5 million with four financial institutions and $10.0 million through the Federal Reserve Discount Window. We utilized none of our federal funds purchased lines at September 30, 2025 and December 31, 2024. The FHLB of Atlanta has approved a line of credit of up to 25.00% of the Bank’s total assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had no FHLB advances at September 30, 2025 and at December 31, 2024. At September 30, 2025, we had remaining credit availability under this facility in excess of $511.3 million, subject to collateral requirements. Combined, we have total remaining credit availability, subject to collateral requirements, in excess of $623.8 million as compared to uninsured deposits excluding deposits of states or political subdivisions in the U.S., which are secured or collateralized, of $496.2 million.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2025, we had issued commitments to extend unused credit of $217.1 million, including $70.5 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2024, we had issued commitments to extend unused credit of $180.2 million, including $63.6 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We regularly review our liquidity position and have implemented internal policies establishing guidelines for sources of asset-based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

The regulatory capital framework applicable to U.S. banking organizations is based on the Basel III capital standards, as implemented by the federal banking agencies and subsequently amended from time to time. These rules establish minimum risk-based and leverage capital requirements, define the components of regulatory capital, and include a capital conservation buffer. Although our Company qualifies as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, and therefore is not subject to consolidated capital requirements at the holding company level, our Bank remains subject to these capital standards.

Under the current capital rules, the Bank is required to maintain the following minimum capital ratios:

Capital Ratio	Minimum Requirement	Including 2.5% Capital Conservation Buffer
Common Equity Tier 1 risk-based capital ratio	4.5%	7.0%
Tier 1 risk-based capital ratio	6.0%	8.5%
Total risk-based capital ratio	8.0%	10.5%
Leverage ratio	4.0%	N/A

Banking organizations that do not maintain capital ratios above the minimum required levels, inclusive of the capital conservation buffer, may be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The Bank continues to maintain capital levels in excess of all minimum required ratios.

Tier 1 capital under the Basel III framework includes two components: Common Equity Tier 1 capital and Additional Tier 1 capital. Common Equity Tier 1 capital consists primarily of common stock and related surplus, retained earnings, and certain qualifying minority interests, net of applicable deductions and adjustments. Additional Tier 1 capital primarily includes qualifying noncumulative perpetual preferred stock and certain other instruments. Tier 2 capital generally includes the allowance for credit losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt, and other instruments meeting regulatory criteria. In connection with the implementation of Basel III, we previously elected to opt out of including most components of AOCI in Common Equity Tier 1 capital, thereby retaining our prior treatment for AOCI.

Effective January 1, 2023, we adopted the Current Expected Credit Losses (“CECL”) methodology for estimating the allowance for credit losses. Upon adoption, we did not elect the regulatory capital transition option, and the day-one reduction to retained earnings and regulatory capital was reflected in our capital ratios as of that date.

The federal banking agencies have also implemented a simplified measure of capital adequacy for qualifying community banking organizations known as the Community Bank Leverage Ratio (“CBLR”) framework. Depository institutions and their holding companies with less than $10 billion in total consolidated assets that meet certain other qualifying criteria and maintain a leverage ratio greater than 9% may elect to use the CBLR framework. Institutions that opt into the CBLR framework and maintain a qualifying leverage ratio are considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and are deemed “well capitalized” for prompt corrective action purposes. We continue to evaluate annually whether to elect into the CBLR framework but currently report under the traditional risk-based capital approach.

In July 2023, the federal banking agencies jointly issued a notice of proposed rulemaking commonly referred to as the “Basel III Endgame,” which would revise the capital framework for large and complex banking organizations, including changes to the calculation of risk-weighted assets and capital requirements for credit, market, and operational risk. The proposal has not yet been finalized as of the date of this filing, and the agencies are expected to issue a revised proposal or final rule in the future. The proposed rule is primarily applicable to large institutions exceeding specified asset and foreign-exposure thresholds and would not directly apply to institutions of our size. We continue to monitor the rulemaking process and evaluate any potential indirect impacts on our capital planning and regulatory compliance.

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a “small bank holding company”. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of September 30, 2025, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

(Dollars in thousands)		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
September 30, 2025
Leverage Ratio	8.55%	5.00%	4.00%	$72,888	$93,404
Common Equity Tier 1 Capital Ratio	13.10%	6.50%	4.50%	88,405	115,195
Tier 1 Capital Ratio	13.10%	8.00%	6.00%	68,313	95,103
Total Capital Ratio	14.15%	10.00%	8.00%	55,550	82,339
December 31, 2024
Leverage Ratio	8.40%	5.00%	4.00%	$66,555	$86,123
Common Equity Tier 1 Capital Ratio	12.87%	6.50%	4.50%	81,356	106,907
Tier 1 Capital Ratio	12.87%	8.00%	6.00%	62,193	87,744
Total Capital Ratio	13.94%	10.00%	8.00%	50,279	75,830

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

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the third quarter of 2025 of $0.16 per common share. This dividend is payable on November 18, 2025 to shareholders of record of our common stock as of November 4, 2025.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, other than the additional risks described under “Risk Factors—Risks Related to the Merger” in our Amendment No. 1 to our Registration Statement on Form S-4 (File No. 333-290152), declared effective by the SEC on September 24, 2025. Those risk factors should be read in conjunction with the information set forth in this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, during the three months ended September 30, 2025, we credited an aggregate of 1,877 deferred stock units to accounts for directors who elected to defer monthly fees. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.
(b)	Not Applicable.
(c)	No share repurchases were made during the three months ended September 30, 2025, and no shares were withheld to satisfy tax withholding obligations applicable to the vesting of restricted stock for the three months ended September 30, 2025. On May 9, 2025, the Company announced that its Board of Directors approved the 2025 Repurchase Plan to utilize up to $7.5 million of capital to repurchase the Company’s common stock. The 2025 Repurchase Plan expires at the market close on May 8, 2026.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Plans

During the three months ended September 30, 2025, neither the Company nor any director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of July 13, 2025 by and between First Community Corporation, First Community Bank, and Signature Bank. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 14, 2025).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 16, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 18, 2023).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
60

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: November 7, 2025	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
61