Form 10-K
period 2025-12-31
FIRST COMMUNITY CORP /SC/
filed 2026-03-16
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $178,810,210 based on the closing price of $24.38 on June 30, 2025, as reported on The NASDAQ Capital Market. 9,384,045 shares of the registrant’s common stock were issued and outstanding as of March 16, 2026.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and the business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the U.S. Securities and Exchange Commission (the “SEC”) and the following:

•	credit losses as a result of, among other potential factors, changes in real estate values, interest rates, unemployment, or in customer payment behavior or other factors;

•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

•	restrictions or conditions imposed by our regulators on our operations;

•	the adequacy of the level of our allowance for credit losses and the amount of credit loss provisions required in future periods;

•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses, write-down assets, or take other actions;

•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;

•	reduced earnings due to higher credit impairment charges resulting from decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;

•	increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets, and that could reduce anticipated or actual margins; temporarily reduce the market value of our available-for-sale investment securities and temporarily reduce accumulated other comprehensive income or increase accumulated other comprehensive loss, which temporarily could reduce shareholders’ equity;

•	enterprise risk management may not be effective in mitigating risk and reducing the potential for losses;
•	changes in political and economic conditions, including potential disruptions resulting from U.S. federal government funding lapses, shutdowns, or related fiscal policy uncertainty, or changes in the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including changes as a result of the presidential administration and congressional elections;

•	general economic conditions resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation, including the impact of inflation on us, including a decrease in demand for new mortgage loan and commercial real estate loan originations and refinancings, an increase in competition for deposits, and an increase in non-interest expense, which may have an adverse impact on our financial performance;

•	changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;

•	FDIC assessment which has increased, and may continue to increase, our cost of doing business;
•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third-party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

•	changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, and returns available to customers on alternative investments;

•	changes in technology, including the increasing use of artificial intelligence;

•	our current and future products, services, applications and functionality and plans to promote them;

•	changes in monetary and tax policies, including potential changes in tax laws and regulations;

•	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;

•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;

•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;

•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;

•	our use of brokered deposits may be an unstable and/or expensive deposit source to fund earning asset growth;
•	our ability to obtain brokered deposits as an additional funding source could be limited;
• •

adverse changes in asset quality and resulting credit risk-related losses and expenses;

risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence (“AI”), information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;

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

Economic and Geographic-Related Risks

•	Our business may be adversely affected by economic conditions.

Credit and Interest Rate Risks

•	Our decisions regarding credit risk and allowance for credit losses may significantly harm our business.
•	We may have higher credit losses than we have allowed for in our allowance for credit losses.
•	Our concentration of credit exposure in commercial real estate means that challenges in this market could harm our business, financial condition, and results of operations.
•	Limits imposed by bank regulators on commercial and multi-family real estate lending could restrict our growth and harm our earnings.
•	Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
•	Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.
•	Our underwriting decisions may materially and adversely affect our business.
•	Our financial condition could suffer if we rely on misleading information from our clients or counterparties.
•	If we fail to effectively manage credit risk, our business and financial condition will suffer.
•	Changes in prevailing interest rates may reduce our profitability.

Capital and Liquidity Risks

•	Changes in the financial markets could impair the value of our investment portfolio.
•	The Bank must adhere to strict capital requirements, which could become even stricter in the future.

Risks Related to Our Industry

•	Inflationary pressures and rising prices may affect our results of operations and financial condition.
•	The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve.
•	Adverse developments affecting the financial services industry, such as bank failures or concerns involving liquidity, may have a material adverse effect on our operations
•	Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
•	We could experience a loss due to competition with other financial institutions or non-bank companies.
•	We may be adversely affected by the soundness of other financial institutions.
•	Failure to keep pace with technological changes could adversely affect our business.
•	New lines of business or new products and services may subject us to additional risk.
•	Consumers may decide not to use banks to complete their financial transactions.
•	We use brokered deposits, which may be an unstable and costly source of funding for asset growth.
•	Our ability to obtain brokered deposits as an additional funding source may become limited.

Risks Related to Our Strategy

•	We may be adversely affected by risks associated with future mergers and acquisitions, including execution risk, which could disrupt our business and dilute shareholder value.
•	We may be exposed to difficulties in combining the operations of acquired businesses into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.
•	New or acquired banking office facilities and other facilities may not be profitable.

Risks Related to Our Human Capital

•	We are dependent on key individuals, and the loss of one or more of these individuals could limit our growth and adversely affect our prospects.

Operational Risks

•	System or infrastructure failures, including cyber-attacks, could disrupt our operations, lead to the disclosure of confidential information, harm our reputation, or increase costs and losses.
•	Our information systems may experience failure, interruption or breach in security.
•	Increased fraud risk could adversely impact our business.
•	Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.
•	If we fail to maintain our reputation, our performance may be harmed.

Legal, Accounting, Regulatory and Compliance Risks

•	We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.
•	Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.
•	Failure to comply with federal and state fair lending laws could result in significant penalties for us.
•	Changes in accounting standards could materially affect our financial statements.
•	The Federal Reserve may require us to commit capital resources to support the Bank.
•	We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
•	We are involved in various claims and lawsuits related to our business. Litigation is uncertain, making it difficult to determine the expenses and ultimate exposure for many of these matters.
•	We may become involved in suits, legal proceedings, investigations, and proceedings by governmental and self-regulatory agencies, which could have adverse consequences.
•	Changes in tax laws and regulations or their interpretations could negatively impact us.
•	A reduction in our ability to realize deferred tax assets could negatively affect our operating results.

Risks Related to an Investment In our Common Stock

•	Our ability to pay cash dividends is limited, and future dividends may not be able to be paid even if we desire to.

•	Our stock price may be volatile, which could result in losses to our investors and litigation against us.

•	Future sales of stock by shareholders, or the expectation of such sales, could lower our stock price.

•	We may need to raise capital under unfavorable terms due to economic or other circumstances. Issuing common stock could dilute existing shareholders’ ownership and book value per share, potentially impacting our ability to obtain additional capital.

•	Provisions of our articles of incorporation and bylaws, South Carolina law, and state and federal banking regulations, could delay or prevent a takeover by a third party.

•	An investment in our common stock is not an insured deposit.

General Risks

•	Regulatory shifts and evolving stakeholder expectations on ESG practices may create compliance uncertainties, reputational risks, and operational complexities.
•	Climate change could have a material adverse impact on us and our customers.
•	Our historical operating results may not be indicative of our future operating results.
•	A downgrade of the U.S. credit rating could harm our business, results of operations, and financial condition.
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

Unless otherwise mentioned or unless the context requires otherwise, references herein to “First Community,” “we,” “us,” “our” or similar references mean First Community Corporation and its consolidated subsidiaries. References to the “Bank” means First Community Bank.

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

At December 31, 2025, we had approximately $2.1 billion in assets, $1.3 billion in loans, $1.7 billion in deposits, and $167.6 million in shareholders’ equity.

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

Location and Service Area

The Bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professionals and individuals. We have a total of 13 full-service offices located in Richland, Lexington, Kershaw and Newberry Counties of South Carolina and the surrounding areas. We refer to these counties as the “Midlands” region of South Carolina. Lexington County is home to six of our branch offices. Richland County, in which we currently have four branches, is the third largest county in South Carolina. Columbia is located within Richland County and is South Carolina’s capital city and is geographically positioned in the center of the state between the industrialized Upstate region of South Carolina and the coastal city of Charleston, South Carolina. Intersected by three major interstate highways (I-20, I-77, and I-26), Columbia’s strategic location has contributed greatly to its commercial appeal and growth. With the acquisition of Savannah River Banking Company in 2014, we added a branch in Aiken, South Carolina and a branch in Augusta, Georgia (Richmond County). In 2016, we opened a loan production office in Greenville County, which we converted into a full-service office in February 2019. With the acquisition of Cornerstone Bancorp in 2017, we added a branch in each of Greenville, Pickens, and Anderson Counties of South Carolina. Greenville County is the largest county in South Carolina. We refer to this three-county area as the “Upstate” region of South Carolina. In 2019, we opened a de novo branch in Evans, Georgia, a suburb of Augusta in Columbia County, Georgia. On June 27, 2024, we closed our downtown Augusta, Georgia banking office, which we opened as a de novo branch in 2018. We refer to the three-county area of Aiken County (South Carolina), Richmond County (Georgia) and Columbia County (Georgia) as the “CSRA” region. On March 14, 2022, we opened a loan production office in York County, South Carolina, which has the fourth highest county median household income in South Carolina. We converted this loan production office into a full-service banking office on October 20, 2022. We refer to York County, South Carolina and the surrounding area as the “Piedmont Region”.

The following table shows data as to deposits, market share and population for our four market areas (deposits in thousands):

	Total	Estimated	Total Market Deposits(2)	Our Market Deposits(2)
	Offices	Population(1)	June 30, 2025	June 30, 2025	Market Share
Midlands Region	13	867,965	$27,019,680	$1,311,183	4.85%
CSRA Region	3	558,361	$11,308,361	$162,310	1.44%
Upstate Region	4	946,677	$25,237,802	$229,308	0.91%
Piedmont Region	1	308,746	$4,780,560	$56,029	1.17%

(1)	Population data is 2026 total population from S&P Global Market Intelligence.
(2)	All deposit data is based on June 30, 2025 data sourced from S&P Global Market Intelligence.

We believe that we serve attractive banking markets with long-term growth potential and a well-educated employment base that helps to support our diverse and relatively stable local economy. According to S&P Global Market Intelligence, 2026 median household incomes for each of the counties in the regions noted above were as follows:

Richland County, SC	$68,296
Lexington County, SC	$82,807
Newberry County, SC	$68,516
Kershaw County, SC	$74,302
Greenville County, SC	$85,125
Anderson County, SC	$72,272
Pickens County, SC	$63,817
Aiken County, SC	$72,345
Richmond County, GA	$83,218
Columbia County, GA	$101,226
York County, SC	$91,323

The county estimates noted above illustrate differences between South Carolina and Georgia in 2026 statewide median household income estimates of $74,877 and $83,364, respectively. The principal components of the economy within our market areas are service industries, government and education, and wholesale and retail trade. The largest employers in the Midlands market area include the State of South Carolina, Prisma Health, BlueCross BlueShield of SC, the University of South Carolina, the United States Department of the Army (Fort Jackson Army Base), Richland County School District 1, Richland County School District 2, Lexington Medical Center, Lexington County School District One, Southeastern Freight Lines, and Michelin North America. The largest employers in our CSRA market area include the U.S. Army Cyber Center of Excellence & Fort Gordon, Augusta University, NSA Augusta, Wellstar MCG Health, Columbia County Board of Education, Richmond County School System, Piedmont Hospital, Amazon, Carlisle Tire & Wheel, CB&I AREVA MOX Services, Aiken Regional Medical Center, and the Department of Energy, Savannah River Site. The Upstate region major employers include, among others, Prisma Health, Greenville County Schools, BMW Manufacturing Corp., Michelin North America, Milliken & Company, Bon Secours St. Francis Health System, AnMed Health Medical Center, Clemson University, Duke Energy Corp., GE Vernova, and the Greenville County Government. The Piedmont Region major employers include, among others, Ross Stores, Inc. – Distribution, LPL Financial, Wells Fargo Home Mortgage, Piedmont Medical Center, Comporium, Inc., and Schaeffler Group USA, Inc. We believe that this diversified economic base has reduced, and will likely continue to reduce, economic volatility in our market areas. Our markets have experienced economic and population growth over the past 10 years, and we expect that the area, as well as the service industry needed to support it, will continue to grow.

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

We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans, of which some are sold into the secondary market and some are placed in our loans held-for-investment portfolio. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general, we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. As a result, our lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. Based upon the capitalization of the Bank at December 31, 2025, the maximum amount we could lend to one borrower is $29.0 million. In addition, we may not make any loans to any director, officer, employee, or 10% shareholder of the Company or the Bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

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

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in our market areas. As of June 30, 2025, there were 27 financial institutions operating approximately 156 offices in the Midlands market, 23 financial institutions operating 95 branches in the CSRA market, 41 financial institutions operating 229 branches in the Upstate market, and 18 financial institutions operating 47 branches in the Piedmont market. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and Georgia. As a result, we do not generally attempt to compete for the banking relationships of large corporations; we instead concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Human Capital

At December 31, 2025, we had 265 full-time, 10 part-time, and seven seasonal/on-call employees.

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

Spirit of Service - The energy and enthusiasm that our employees bring to their work creates a supportive work environment in which employees are available as a resource to one another. In addition to serving our fellow co-workers, we encourage our employees to serve our local communities. We offer company-sponsored volunteer activities, as well as provide volunteer paid time off to allow employees to support causes that are close to their heart.

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

While we believe that our corporate culture and work environment is a competitive advantage for our company, we also recognize that employees value and deserve competitive compensation packages. We offer competitive wages and benefits for our employees, and we regularly benchmark our compensation to market. Our benefits package includes medical, dental, life, disability, vision and supplemental insurance options. We also offer retirement benefits with a 401(k) plan with matching and profit sharing. In addition, we offer a generous paid time off plan that includes paid holidays.

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

Information about the Executive Officers of First Community Corporation

Executive officers of First Community Corporation are elected by the board of directors annually and serve at the pleasure of the board of directors. The current executive officers, and persons chosen to become executive officers, and their ages, positions with us over the past five years, and terms of office as of March 16, 2026, are as follows:

Name (age)	Position and Five Year History with Company	With the Company Since
Michael C. Crapps (67)	Chief Executive Officer and President, Director	1994
J. Ted Nissen (64)	Executive Vice President, Chief Banking Officer, and Director; Chief Executive Officer, President, and Director of First Community Bank	1995
Robin D. Brown (58)	Chief Human Resources and Marketing Officer	1994
Sarah T. Donley (60)	Chief Operations Officer/Chief Risk Officer; formerly Senior Vice President and Controller of First Community Bank	1997
John F. (Jack) Walker (60)	Chief Credit Officer	2009
D. Shawn Jordan (58)	Chief Financial Officer	2019
Vaughan R. Dozier, Jr. (45)	Co-Chief Commercial and Retail Banking Officer; formerly Senior Vice President and Regional Market President of First Community Bank	2008
Joseph A. (Drew) Painter (48)	Co-Chief Commercial and Retail Banking Officer; formerly Senior Vice President and Regional Market President of First Community Bank	2003

During the past five years, each of the executive officers listed above has served in the positions indicated or in other executive positions with the Company or First Community Bank. Effective January 1, 2024, Messrs. Painter and Dozier were appointed Executive Vice Presidents and Co-Chief Commercial and Retail Banking Officers. Effective July 1, 2024, Mr. Nissen became Chief Executive Officer of First Community Bank. Effective January 1, 2025, Ms. Donley was appointed Executive Vice President and Chief Operations Officer/Chief Risk Officer.

There are no family relationships among any of the executive officers, and there are no arrangements or understandings between any executive officer and any other person pursuant to which such officer was selected, other than arrangements with the Company’s Board of Directors.

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

Proposed new rules for U.S. implementation of capital requirements under Basel IV rules, referred to as the “Basel III Endgame,” were issued by the U.S. federal banking agencies on July 27, 2023. These proposed rules include broad-based changes to the risk-weighting framework for various credit exposures and operational risk capital requirements. The proposed rules are generally intended to apply only to large banking organizations with total assets of $100 billion or more, and, if finalized as proposed, are not expected to be applicable to us. As of the date of this filing, the Basel III Endgame rules have not been finalized, and their scope, timing, and ultimate implementation remain uncertain.

In November 2019, the federal banking regulators adopted a simplified measure of capital adequacy for qualifying community banking organizations with less than $10 billion in total consolidated assets (the “community bank leverage ratio framework” or “CBLR framework”). A qualifying community banking organization that elects the CBLR framework and maintains a leverage ratio at or above the applicable threshold is deemed to satisfy the generally applicable risk-based and leverage capital requirements under Basel III and, if applicable, the “well capitalized” requirements for prompt corrective action purposes. We have not elected to use the CBLR framework and currently calculate and report under the generally applicable risk-based capital framework; however, we may evaluate the CBLR framework in the future. On November 25, 2025, the federal banking agencies proposed changes to the CBLR framework that would, among other things, reduce the leverage ratio threshold from 9% to 8% and extend the grace period for certain institutions that fall below the threshold; the proposal remains pending and has not been finalized as of the date of this filing.

Acquisition Activities.

The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. In addition, the FDIC’s prior approval is generally required for a bank to merge with another bank or to purchase the assets of, or assume the deposits of, another bank. In acting on acquisition applications, the federal banking agencies consider, among other factors, competitive effects, the public benefits expected to be received, post-transaction capital levels, and the applicant’s record of meeting community credit needs, including the needs of low- and moderate-income neighborhoods, consistent with safe and sound operation, under the CRA.

Regulatory policy regarding bank merger review has been evolving in recent years. In July 2021, President Biden issued an executive order encouraging federal agencies to promote competition and, among other things, to review existing merger oversight practices. In September 2024, the OCC finalized updates to its business combination regulations and issued a policy statement clarifying its application review principles under the Bank Merger Act. At the same time, the FDIC adopted a revised Statement of Policy on Bank Merger Transactions emphasizing a broader evaluation of merger applications. In parallel, the DOJ withdrew the 1995 Bank Merger Competitive Review Guidelines and indicated it would apply its general merger enforcement framework, including the 2023 Merger Guidelines, in reviewing banking transactions.

In 2025, the FDIC rescinded its 2024 statement of policy and reinstated the prior statement of policy while it reevaluates its merger review framework. These developments underscore that merger review standards and supervisory expectations may continue to change, which could affect the timing, cost, and feasibility of future acquisition opportunities.

Change in Control.

Two statutes, the Change in Bank Control Act (“CBCA”) and the Bank Holding Company Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the Change in Bank Control Act, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, the Federal Reserve is the primary reviewing agency, and the subsidiary bank’s primary federal regulator is provided notice and an opportunity to comment; at the bank level, only the bank’s primary federal regulator is involved.

In addition, the Bank Holding Company Act prohibits any entity from acquiring 25% (5% if the acquirer is a bank holding company) or more of a bank holding company’s voting securities, or otherwise obtaining control or a controlling influence over the management or policies of a bank or bank holding company without regulatory approval. The Federal Reserve’s standards for determining whether one company has control over another established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the standards, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence. In 2024, the Federal Reserve indicated that it may revisit certain aspects of this framework, however, as of the date of this filing, no revisions to this framework have been finalized.

Most recently, the FDIC rescinded its proposed rule issued in August 2024 that would have amended its filing requirements under the CBCA. That proposal sought to remove an exemption allowing acquisitions of voting securities in a depository institution holding company to rely on Federal Reserve review without a separate FDIC filing. In January 2025, the FDIC withdrew the proposal, citing concerns about duplicative requirements and the need for further consideration.

Transactions subject to the Bank Holding Company Act are exempt from Change in Bank Control Act requirements. For state banks, state laws, including those of South Carolina, typically require approval by the state bank regulator as well.

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

The federal banking agencies have extended the temporary relief from enforcement actions related to Regulation O multiple times. The relief, which applies to banks and asset managers that become principal stockholders of banks, will now expire on the earlier of January 1, 2027, or the effective date of a final Federal Reserve rule revising Regulation O. This extension allows additional time for regulators to address the treatment of bank credit extensions to complex-controlled portfolio companies that qualify as insiders. Financial institutions and asset managers should continue monitoring updates, as a final rule could impact the relief before its expiration.

First Community Corporation

We own 100% of the outstanding capital stock of the Bank, and, therefore, we are considered a bank holding company under the federal Bank Holding Company Act. As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the Bank Holding Company Act and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

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

As a bank holding company, we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (“CRA”) (discussed below).

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

The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities’ additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

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

Capital Requirements. The Federal Reserve generally imposes certain capital requirements on a bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. If applicable, these requirements are essentially the same as those that apply to the Bank and are described above under “Capital and Related Requirements.” However, because the Company currently qualifies as a small bank holding company, these capital requirements do not currently apply to the Company. Subject to certain restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on, among other things, the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “First Community Bank—Dividends.” We are also able to raise capital for contribution to the Bank by issuing securities without prior regulatory approval, subject to compliance with federal and state securities laws.

Dividends. As a bank holding company, the Company’s ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Likewise, under the proposed Basel III Endgame rules, banks subject to the new framework could face increased capital requirements that may impact dividend policies and capital distribution strategies. If finalized and implemented, these rules could introduce new capital constraints for institutions seeking to maintain or increase dividend payments. These regulatory policies could affect the Company’s ability to pay dividends or otherwise engage in capital distributions.

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

Significantly undercapitalized categorized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become categorized as adequately capitalized, requirements to reduce total assets, restrictions on deposit interest rates, orders for election of new directors or forced dismissal of executive officers, divestment of certain subsidiaries, and cessation of receipt of deposits from correspondent banks. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

As of December 31, 2025, the Bank was deemed to be “well capitalized.”

Standards for Safety and Soundness. The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees, and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the FDIC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans. The FDIC previously requested comments on a proposal that would amend the regulations implementing Section 29 of the Federal Deposit Insurance Act which contains brokered deposits restrictions that apply to less than well capitalized depository institutions. In January 2025, Acting FDIC Chairman Travis Hill announced plans to withdraw the proposed amendments to Section 29 of the Federal Deposit Insurance Act. The decision to withdraw these proposals aligns with the current administration’s broader deregulatory agenda, which includes revisiting and potentially rescinding various financial regulations established during the previous administration.

Regulatory Examination. The FDIC also requires the Bank to prepare annual reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor whenever applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

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

In December 2019, the FDIC and OCC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve did not join the proposed rulemaking. That proposed rulemaking was later superseded and is no longer in effect. In January 2025, the OCC, the FDIC, and the Federal Reserve issued additional guidance clarifying that digital and fintech-driven activities may be eligible for CRA consideration provided they meet applicable CRA criteria. This guidance reflects efforts to modernize CRA evaluations in light of evolving banking practices.

In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021, replacing it with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended and superseded by an updated joint framework. On the same day that the OCC announced its plans to rescind the CRA final rule, the OCC, the FDIC, and the Federal Reserve announced that they were working together to “strengthen and modernize the rules implementing the CRA.” On May 5, 2022, the OCC, FDIC, and Federal Reserve released a notice of proposed rulemaking regarding the CRA and invited public comment on the proposed rules. The comment period closed on August 5, 2022. On October 24, 2023, the OCC, the FDIC, and the Federal Reserve issued a final rule to strengthen and modernize regulations implementing the CRA. The final rule was scheduled to take effect on April 1, 2024; however, its effectiveness was enjoined by a federal court, and compliance with the majority of the final rule’s provisions has been deferred. Several banking industry groups filed a lawsuit seeking to invalidate the CRA final rule, arguing that the federal banking agencies exceeded their statutory authority in adopting the rule. In March 2024, a federal judge granted an injunction preventing the CRA final rule from taking effect. The OCC, the FDIC, and the Federal Reserve appealed the injunction. However, in March 2025, the federal banking agencies filed an unopposed motion to stay the appeal pending completion of a new rule that would propose rescinding the enjoined 2023 CRA Final Rule and reinstating the CRA framework that existed prior to the final rule. In April 2025, the Fifth Circuit granted the agencies’ motion. In July 2025, the OCC, FDIC, and Federal Reserve issued a notice of proposed rulemaking to rescind the 2023 CRA Final Rule and reinstate the prior CRA regulations; the comment period closed on August 18, 2025, and the proposal has not been finalized as of the date of this filing. Management continues to evaluate developments relating to the CRA and their potential impact on the Bank.

Fair Lending Requirements. We are subject to certain fair lending requirements and reporting obligations involving lending operations. A number of laws and regulations provide these fair lending requirements and reporting obligations, including, at the federal level, the Equal Credit Opportunity Act (“ECOA”), as amended by the Dodd-Frank Act, and Regulation B, as well as the Fair Housing Act (“FHA”) and regulations implementing FHA found at 24 C.F.R. Part 100. ECOA and Regulation B prohibit discrimination in any aspect of a credit transaction based on a number of prohibited factors, including race or color, religion, national origin, sex, marital status, age, the applicant’s receipt of income derived from public assistance programs, and the applicant’s exercise, in good faith, of any right under the Consumer Credit Protection Act. ECOA and Regulation B include lending acts and practices that are specifically prohibited, permitted, or required, and these laws and regulations proscribe data collection requirements, legal action statute of limitations, and disclosure of the consumer’s ability to receive a copy of any appraisal(s) and valuation(s) prepared in connection with certain loans secured by dwellings. In January 2023, the OCC revised its “Fair Lending” booklet of the Comptroller’s Handbook to incorporate clarified details and risk factors for a variety of examination scenarios addressing fair lending and to update references to supervisory guidance, sound risk management practices, and applicable legal standards. While this OCC guidance does not apply to the Bank explicitly, it represents best practices guidance for the Bank. FHA prohibits discrimination in all aspects of residential real-estate related transactions based on prohibited factors, including race or color, national origin, religion, sex, familial status, and handicap. On April 23, 2025, President Trump issued Executive Order 14281, “Restoring Equality of Opportunity and Meritocracy,” which states that it is the policy of the United States to eliminate the use of disparate-impact liability “to the maximum degree possible” and directs federal agencies to review and, where appropriate, revise enforcement approaches and regulations that rely on disparate-impact theories. Following the Executive Order, the FDIC updated the Fair Lending Laws and Regulation section of its Consumer Compliance Examination Manual to remove all references to disparate impact and how to evaluate disparate impact risk.

Federal fair lending laws and regulations, as interpreted by courts and regulatory agencies, continue to recognize both disparate treatment and disparate impact theories of liability. Regulatory agencies periodically review and update supervisory guidance related to fair lending risk management and examination practices.

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

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations—both at the federal and state levels—designed to protect consumers. This includes Title X of the Dodd-Frank Act, which prohibits engaging in any unfair, deceptive, or abusive acts or practices (“UDAAP”). UDAAP claims involve detecting and assessing risks to consumers and to markets for consumer financial products and services. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Dodd-Frank Act that created the Consumer Financial Protection Bureau (“CFPB”), an independent regulatory authority housed within the Federal Reserve, which has broad rule-making authority over a wide range of consumer laws that apply to insured depository institutions;

•	the Truth-In-Lending Act (“TILA”) and Regulation Z, governing disclosures of credit terms to consumer borrowers and including substantial requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act;

•	the Home Mortgage Disclosure Act (“HMDA”) and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, and requiring collection and disclosure of data about applicant and borrower characteristics to assist in identifying possible discriminatory lending patterns and enforcing antidiscrimination statutes;
17

•	the Equal Credit Opportunity Act (“ECOA”) and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in any aspect of a credit transaction;

•	the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, and Regulation V, governing the use of consumer reports, provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures, and requiring banks to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft.

•	the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies and intending to eliminate abusive, deceptive, and unfair debt collection practices;

•	the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which governs various aspects of residential mortgage loans, including the settlement and servicing process, dictates certain disclosures to be provided to consumers, and imposes other requirements related to compensation of service providers, insurance escrow accounts, and loss mitigation procedures;

•	The Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE Act”) which mandates a nationwide licensing and registration system for residential mortgage loan originators. The SAFE Act also prohibits individuals from engaging in the business of a residential mortgage loan originator without first obtaining and maintaining annual registration as either a federal or state licensed mortgage loan originator;

•	The Homeowners Protection Act (“HPA”), or the PMI Cancellation Act, provides requirements relating to private mortgage insurance (PMI) on residential mortgages, including the cancelation and termination of PMI, disclosure and notification requirements, and the requirement to return unearned premiums;

•	The Fair Housing Act (“FHA”) prohibits discrimination in all aspects of residential real-estate related transactions based on race or color, national origin, religion, sex, and other prohibited factors;

•	The Servicemembers Civil Relief Act (“SCRA”) and Military Lending Act (“MLA”), providing certain protections for servicemembers, members of the military, and their respective spouses, dependents and others;

•	Section 106(c)(5) of the Housing and Urban Development Act requires making home ownership available to eligible homeowners; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to laws, such as the following federal laws:

•	the FDIA, which, among other things, imposes a minimum amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	the Electronic Funds Transfer Act and Regulation E, which governs the rights, liabilities, and responsibilities of consumers and financial institutions using electronic fund transfer services, and which generally mandates disclosure requirements, establishes limitations on liability applicable to consumers for unauthorized electronic fund transfers, dictates certain error resolution processes, and applies other requirements relating to automatic deposits to and withdrawals from deposit accounts;
18

•	the Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The Expedited Funds Availability Act (“EFA Act”) and Regulation CC, setting forth requirements to make funds deposited into transaction accounts available according to specified time schedules, disclose funds availability policies to customers, and relating to the collection and return of checks and electronic checks, including the rules regarding the creation or receipt of substitute checks; and

•	the Truth in Savings Act (“TISA”) and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

In light of the growing concern by regulators about relationships between chartered financial institutions and their third-party service providers, the FDIC joined the other federal supervisory agencies in issuing the Interagency Guidance on Third-Party Relationships: Risk Management. This guidance provided risk management oversight guidelines for financial institutions to incorporate in their ongoing relationships with third-party vendors.

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

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. On July 18, 2024 regulators, including the CFPB, issued interagency guidance on reconsideration of value (ROVs) of residential real estate transactions. The CFPB continued its scrutiny of so called “pay-to-pay” and “junk fee” regimes, proposing rules related to credit card penalties. In March 2024, the CFPB finalized a rule that addresses late fees charged by card issuers that together with their affiliates have one million or more open credit card accounts. However, on April 15, 2025, the “Credit Card Penalty Fees Final Rule” was vacated pursuant to an order of the United States District Court for the Northern District of Texas.

Bank regulators take into account compliance with consumer protection laws when considering approval of proposed expansionary proposals.

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

Anti-Money Laundering and Countering the Financing of Terrorism (AML/CFT); the USA PATRIOT Act; the Office of Foreign Asset Control. Financial institutions must maintain AML/CFT programs, including internal policies, compliance officers, training, and independent audits, in accordance with the Bank Secrecy Act (“BSA”) and other federal laws. They must adhere to “knowing your customer” and enhanced due diligence requirements, particularly for high-risk customers and foreign institutions, to prevent money laundering and terrorism financing. Institutions must also report suspicious activities to law enforcement and ensure compliance with risk-based customer due diligence procedures. The USA PATRIOT Act amended the BSA to enhance financial transparency and information-sharing between institutions, regulators, and law enforcement. It mandates customer identification programs, increased due diligence for non-U.S. persons, and stricter reporting of transactions over $10,000 to FinCEN. Financial institutions must also monitor and report transactions involving individuals or entities suspected of terrorist financing. Regulators actively enforce compliance, imposing penalties on institutions failing to meet AML/CFT obligations.

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

In August 2023, the FFIEC updated its BSA/AML Examination Manual to clarify risk-based compliance expectations. The FFIEC and the FDIC emphasize oversight of third-party AML/CFT service providers, with examination enforcement actions against institutions that fail to monitor vendors effectively.

The Anti-Money Laundering Act of 2020 included the Corporate Transparency Act (“CTA”), which directed the Financial Crimes Enforcement Network (“FinCEN”) to establish beneficial ownership information (“BOI”) reporting requirements for certain legal entities. The CTA and FinCEN’s implementing regulations have been the subject of significant litigation and subsequent regulatory action. In 2025, the U.S. Department of the Treasury announced that it would not enforce BOI reporting penalties against U.S. citizens or domestic reporting companies, and FinCEN issued an interim final rule removing BOI reporting requirements for U.S. companies and U.S. persons. As a result, BOI reporting requirements currently apply primarily to certain foreign reporting companies registered to do business in the United States, subject to applicable exemptions. The scope, implementation, and enforcement posture of the CTA remain subject to further regulatory and judicial developments.

Following Russia’s invasion of Ukraine, OFAC imposed extensive sanctions under Executive Order 14024, including restrictions on Russian financial institutions, expanded sovereign debt prohibitions, and increased scrutiny of sanctions evasion. FinCEN issued an alert in March 2022, advising heightened vigilance. Sanctions enforcement continued through 2023 and 2024. Globally, the Financial Action Task Force (“FATF”) updates its high-risk jurisdiction lists, affecting due diligence requirements for international transactions. In October 2025, FATF removed Burkina Faso, Mozambique, Nigeria and South Africa from its lists of Jurisdictions under Increased Monitoring. BSA/AML oversight by financial institutions continues to be a significant source of enforcement activity by all prudential regulators and FinCEN and therefore requires ongoing focus by the Bank.

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

Consumers must be notified in the event of a data breach under applicable state laws. Multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 18, 2021, the federal financial regulatory agencies published a final rule that required banking organizations and their service providers to implement new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule took effect on April 1, 2022 and banks and their service providers must have complied with the requirements of the rule by May 1, 2022. Effective December 9, 2022, the FTC’s amendments to GLBA’s Safeguards Rule became effective for institutions subject to the FTC’s jurisdiction; banking organizations subject to federal banking agency oversight are subject to substantially similar information security requirements enforced by their prudential regulators. In 2024 and 2025, federal banking agencies issued guidance emphasizing ransomware preparedness and third-party risk management. Banks are expected to maintain robust incident response plans, conduct resilience exercises, and strengthen cybersecurity controls. Additionally, regulators reinforced that institutions remain fully accountable for risks posed by third-party service providers, requiring comprehensive due diligence, ongoing monitoring, and governance oversight.

States continue to take the lead in passing privacy focused legislation. A majority of states have now enacted some form of consumer privacy protection laws, many of which include exemptions or partial exemptions for entities regulated under GLBA. Congress has proposed significant privacy focused legislation largely targeting technology companies, however, to date, none of these laws have been enacted.

The CFPB has also taken significant actions relating to consumer privacy and consumer access to financial data. In October 2024, the CFPB issued a final rule implementing Section 1033 of the Consumer Financial Protection Act (the “Personal Financial Data Rights Rule”), which would require covered data providers, including banks, to make certain covered consumer financial data available to consumers and to authorized third parties in electronic form, subject to prescribed requirements. The rule has been the subject of litigation and related judicial and administrative developments that have delayed its implementation. In July 2025, the CFPB publicly stated that it intended to replace or substantially revise the rule through a new rulemaking process and sought to pause pending litigation while it pursued that process. In August 2025, the CFPB issued an advance notice of proposed rulemaking to reconsider the rule, focusing on the scope of authorized representatives, potential cost recovery mechanisms, and data security and privacy considerations. In October 2025, a federal district court in Kentucky issued a preliminary injunction temporarily blocking enforcement of the rule. The rule remains subject to ongoing litigation and regulatory reconsideration, and the scope, timing and ultimate requirements of any final rule remain uncertain.

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

Effect of Governmental Monetary Policies. Our earnings and financial condition are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies, particularly the Federal Reserve. The Federal Reserve influences interest rates and overall economic activity through its open market operations, discount window lending, reserve requirements and other monetary policy tools. Changes in monetary policy affect the levels of market interest rates, the availability and cost of credit, the demand for loans, the fair value of securities and other earning assets, and the rates we pay on deposits and other funding sources. Following a period of rapid monetary tightening during 2022 and 2023 to address elevated inflation, the Federal Open Market Committee began reducing the federal funds target rate in 2024 as inflation moderated and economic growth slowed. During 2025, the federal funds target range declined further and ended the year between 3.50% and 3.75%. The pace, magnitude and direction of future interest rate changes remain uncertain and will depend on economic conditions, including inflation trends, employment levels and financial market stability. Changes in interest rates and other monetary policy actions can materially affect our net interest margin, loan demand, deposit flows, liquidity, credit quality and the market value of our investment securities portfolio. Because these factors are beyond our control and difficult to predict, we cannot assure that future monetary policy developments will not have an adverse effect on our results of operations or financial condition. Changes in market interest rates can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. Furthermore, changes in market interest rates can have a significant impact on the level of mortgage originations and related mortgage non-interest income.

Insurance of Accounts and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks to $250,000 per account. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the bank’s regulatory authority an opportunity to take such action and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

As an FDIC-insured bank, the Bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. The Bank’s assessment rates are currently based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund). Institutions classified as higher risk pay assessments at higher rates than institutions that pose a lower risk. The initial base assessment rates currently range from approximately five basis points to approximately 32 basis points.

In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, in November 2023, the FDIC implemented a special assessment to recover the approximately $16.3 billion loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank, New York, NY earlier in the year. However, the assessment was limited to banks with an excess of $5 billion uninsured deposits as of December 31, 2022, so we did not receive any assessment.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines, after a hearing, that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

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

The scope and content of federal bank regulatory agencies’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. In 2016, federal agencies proposed regulations which could significantly change the regulation of incentive compensation programs at financial institutions. The proposal would create four tiers of institutions based on asset size. Institutions in the top two tiers would be subject to rules much more detailed and proscriptive than are currently in effect. If interpreted aggressively by the regulators, the proposed rules could be used to prevent, as a practical matter, larger institutions from engaging in certain lines of business where substantial commission and bonus pool arrangements are the norm. In the 2016 proposal, the top two tiers included institutions with more than $50 billion of assets, which would not currently apply to us. In May 2024, the federal banking agencies reissued a Notice of Proposed Rulemaking under Section 956 of the Dodd-Frank Act to strengthen oversight of incentive compensation arrangements. The proposal would apply to institutions with $1 billion or more in total consolidated assets and includes requirements for risk-adjusted awards, mandatory deferrals, forfeiture and clawback provisions, and enhanced governance standards. As of the date of this filing, these proposed rules have not been finalized. This marks the latest effort to finalize rules originally proposed in 2011 and 2016, signaling continued regulatory focus on aligning compensation practices with safety and soundness objectives. We cannot predict what final rules may be adopted, nor how they may be implemented and, therefore, it cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

In addition, the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law in December 2017, contains certain provisions affecting performance-based compensation. Specifically, the pre-existing exception to the $1.0 million deduction limitation applicable to performance-based compensation was repealed. The deduction limitation is now applied to all compensation exceeding $1.0 million, for our covered employees, regardless of how it is classified. Subsequent legislation and regulatory guidance, such as the One Big Beautiful Bill Act in 2025, have expanded the definition of covered employees and the application of these limitations across affiliated and controlled group entities, which may increase the number of individuals and entities subject to these limitations which could have an adverse effect on our income tax expense and net income.

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

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, exceeding 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more in the preceding three years or (ii) construction and land development loans exceeding 100% of total risk-based capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to commercial real estate lending, having observed substantial growth in many commercial real estate asset and lending markets, increased competitive pressures, rising commercial real estate concentrations in banks, and an easing of commercial real estate underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from commercial real estate lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their commercial real estate concentration risk. Since 2023, the OCC, FDIC, and Federal Reserve have issued multiple reminders and risk bulletins emphasizing prudent CRE risk management due to rising interest rates, declining office valuations, and stress in certain property sectors.

Regulatory agencies monitor concentrations in commercial real estate lending, including measures comparing certain commercial real estate categories to total risk-based capital. Based on the Bank’s loan portfolio as of December 31, 2025, non-owner-occupied commercial real estate loans and construction and land development loans were approximately 307% and 71% of total risk-based capital, respectively, and non-owner-occupied commercial real estate loans increased by approximately 37% from December 31, 2022 to December 31, 2025. We have established underwriting, approval and portfolio management practices designed to identify, measure and monitor commercial real estate concentration risk, including management-level reporting, periodic stress testing and board oversight, and we review concentration levels and related risk metrics on a regular basis.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unlike larger banks that are more geographically diversified, we are a regional bank that provides banking and financial services to customers primarily in South Carolina and Georgia. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the U.S. as a whole. In 2025 and early 2026, continued regional economic uncertainty—exacerbated by persistent inflation, elevated interest rates, geopolitical developments, and subdued consumer spending—may further increase the risks in our primary markets.

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

In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, a potential resurgence of economic and political tensions with China, the war in Ukraine, and the Middle East conflict, all of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing, and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs, and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher-than-expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

In 2023 and 2024, concerns about the financial condition of certain U.S. banking institutions led to multiple bank failures, including Silicon Valley Bank, Signature Bank, New York, NY, First Republic Bank, Republic First Bank in April 2024, and most recently, The Santa Anna National Bank (June 27, 2025), Pulaski Savings Bank (January 17, 2025), and Metropolitan Capital Bank & Trust (January 30, 2026). The FDIC intervened in each case, including through resolution transactions (such as purchase and assumption transactions). While our business and depositor profile differ from these banks, financial sector volatility, particularly in times of stress, may impact our stock price and operations. The long-term regulatory and market consequences of these failures remain uncertain but could include increased FDIC assessments and further bank closures. As of December 31, 2025, these events have not materially affected our deposit balances.

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
• evaluation of economic conditions;

There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for credit losses and that additional increases in the allowance for credit losses will be required. Economic uncertainty could remain elevated entering 2026, driven by persistent inflationary pressures, elevated interest rates, geopolitical conflicts, and the potential for continued volatility in global markets—despite forecasts for moderate growth in the U.S. and abroad. Additions to the allowance for credit losses would result in a decrease of our net income, and possibly our capital.

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

Our actual credit losses could exceed our allowance for credit losses. Our average loan size continues to increase and reliance on our historic allowance for credit losses may not be adequate. As of December 31, 2025, approximately 84.5% of our loan portfolio (excluding loans held for sale) is composed of construction (11.6%), commercial mortgage (65.9%) and commercial and industrial (7.0%) loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent, and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers. If we suffer credit losses that exceed our allowance for credit losses, our financial condition, liquidity, or results of operations could be materially and adversely affected.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2025, we had approximately $978.5 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 74.63% of our total loans outstanding as of that date. Approximately $290.0 million, or 22.1% of our total loans, and 29.6% of our commercial real estate loans are secured by owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 6.2%, or $57.5 million, since December 31, 2024. The banking regulators give commercial real estate lending greater scrutiny, and they may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the level of the concentration in commercial real estate loans within the Bank’s loan portfolio monthly. Regulatory expectations relating to commercial real estate underwriting, portfolio management and capital may continue to evolve, which could require us to enhance our risk management practices and/or constrain future growth.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

The 2006 “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”) provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months, or (ii) construction and land development loans exceed 100% of total risk-based capital. Our total non-owner-occupied commercial real estate loans represented 307% of the Bank’s total risk-based capital at December 31, 2025, and our construction and land development loans represented 71% of the Bank’s total risk-based capital at December 31, 2025. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 37% from December 31, 2022 to December 31, 2025. While these levels were below the CRE Guidance’s numerical screening criteria as of December 31, 2025, changes in portfolio composition, growth rates, credit performance, or regulatory expectations could result in increased supervisory scrutiny.

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

At December 31, 2025, commercial business loans comprised 7.0% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, be difficult to appraise, and fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for credit losses.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2025, approximately $23.1 million of our loans, or 11.9% of the Bank’s regulatory capital (Tier 1 Capital plus allowance for credit losses), had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which one loan totaling approximately $350 thousand had a loan-to-value ratio of 100% or more. In addition, supervisory limits on commercial loan-to-value exceptions are set at 30% of the Bank’s tier 1 capital plus allowance for credit losses. At December 31, 2025, $11.2 million of our commercial loans, or 5.8% of the Bank’s regulatory capital, exceeded the supervisory loan-to-value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio, which could have a material adverse effect on our financial condition and results of operations.

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

Our investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $499.7 million in 2025, as compared to $491.0 million in 2024. This represents 25.9% and 27.5% of the average earning assets for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, the portfolio was 25.2% of earning assets compared to 26.6% of earning assets at December 31, 2024. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital. Market volatility, increased regulatory scrutiny of financial institutions, or adverse perceptions regarding the banking industry could further constrain capital availability and liquidity, including access to wholesale funding sources.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $16.7 million and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $10.6 million ($8.4 million net of tax) and $12.3 million ($9.7 million net of tax) at December 31, 2025 and 2024, respectively.

During the three months ended September 2023, we sold $39.9 million of book value U.S. Treasuries in our available-for-sale investment securities portfolio. While this sale created a one-time pre-tax loss of $1.2 million, it provided additional liquidity which was used to pay down borrowings and fund loan growth. The weighted average book yield of the securities sold was 1.75% and the projected earn back period was 1.6 years. We may from time to time reposition or sell investment securities for liquidity, interest rate risk management or balance sheet objectives; however, such actions could result in realized losses and could adversely affect our earnings and capital.

Our HTM investments totaled $195.1 million and represented approximately 39.6% of our total investments at December 31, 2025. Our AFS investments totaled $294.1 million, or approximately 59.8% of our total investments at December 31, 2025. Investments at cost totaled $2.9 million, or approximately 0.6% of our total investments at December 31, 2025. The effective duration on our total investment securities portfolio was approximately 3.1 at December 31, 2025.

Securities which have unrealized losses were not considered to be credit loss impaired at December 31, 2025 or at December 31, 2024 and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain liquidity resources and contingency funding sources that we believe support our ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and our capital. Likewise, recent bank failures and heightened sensitivity to liquidity risk have increased regulatory and market focus on contingency funding planning and liquidity stress testing and could increase our funding costs or reduce the availability of certain funding sources.

The Bank is subject to strict capital requirements, which could be amended to be more stringent, in the future.

The Company and the Bank are each required by federal regulatory authorities to maintain adequate levels of capital to support their operations and to comply with evolving regulatory capital expectations, including stress testing, capital planning, and concentration risk considerations. In addition, the Bank is subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain and an additional capital conservation buffer. From time to time, the regulators change these regulatory capital adequacy guidelines. If we fail to meet these capital guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends, repurchasing or redeeming capital securities, and paying certain bonuses. In particular, the capital requirements applicable under Basel III require the Bank to satisfy minimum capital adequacy standards and related buffer requirements. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions, make capital distributions in the form of dividends or share repurchases, or pay certain bonuses needed to attract and retain key personnel. Higher capital levels could also lower our return on equity.

Risks Related to Our Industry

Inflationary pressures and rising prices may affect our results of operations and financial condition.

In 2021 through 2022, inflation rose to levels not seen for over 40 years, reaching 7.0% and 6.5% (based on CPI-U annual percent change), respectively. The annual inflation rate decreased to 3.4% in 2023 and to 2.9% in 2024, and was approximately 2.7% in 2025. Nonetheless, persistently higher input costs, wage pressures, and supply chain disruptions or other cost pressures may challenge our customers’ ability to service their debt, thereby potentially increasing our credit risk. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations, increasing our credit risk. Sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

The high-profile bank failures in 2023 and 2024 involving Silicon Valley Bank, Signature Bank, New York, NY, First Republic Bank, and Republic First Bank caused general uncertainty and concern regarding the liquidity adequacy of the banking sector. Although we were not directly affected by these bank failures, the resulting speed and ease in which news, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions, which then caused the stock prices of many financial institutions to become volatile. In 2024 and into 2025, continued concerns regarding the stability of certain regional banks and potential liquidity risks have further contributed to market volatility and investor caution. The failure of the Santa Anna National Bank and Pulaski Savings Bank in 2025, and Metropolitan Capital Bank & Trust in early 2026 has only added to this uncertainty. Additional bank failures could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers. Further, with the risk of any additional bank failures, we may face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

We could experience a loss due to competition with other financial institutions or non-bank companies.

We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, community, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to offer products and services in more areas in which they do not have a physical location and for non-bank such as FinTech companies, to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Likewise, rapid adoption of AI by competitors, either in financial services or FinTech, could create significant pressure on pricing, automation, or client satisfaction. If we fail to keep pace with AI-enabled analytics and customer offerings, our competitive positioning could be detrimentally impacted.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Failure to successfully keep pace with technological changes could have a material adverse impact on our business, financial condition, and results of operations. In 2024 and 2025, the pace of technological change has accelerated, and the rapid evolution of cybersecurity threats, as well as the need to integrate new digital platforms, has increased the risks associated with failure to adapt.

The development and use of AI presents risks and challenges that may adversely impact our business.

The development and use of AI by us or our third-party vendors poses significant risks. The evolving legal and regulatory landscape—covering intellectual property, privacy, consumer protection, employment, and more—could force costly changes and heighten non-compliance risks. AI models, especially generative ones, might produce biased, inaccurate, harmful, or otherwise ‘hallucinated’ outputs, disclose confidential information, or infringe on intellectual property rights. Moreover, their inherent complexity limits transparency, thus complicating oversight and error reduction. Reliance on third-party models further exposes us to risks associated with unauthorized training data and their risk management practices. Any of these issues could lead to legal liabilities, reputational harm, and adverse impacts on our business.

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

Brokered deposits and other wholesale funding sources may be unavailable, more costly, or subject to regulatory restrictions, which could adversely affect our liquidity and net interest income.

We may from time to time use brokered deposits, including brokered certificates of deposit, as a source of funding to support asset growth, augment deposits generated from our branch network and assist in the management of our interest rate risk. Brokered deposits and other wholesale funding sources may be less stable than core deposits and may be more expensive, particularly during periods of market stress or heightened competition for deposits. In addition, there can be no assurance that brokered deposits or other wholesale funding sources will be available when needed, will remain available, or will be available on acceptable terms.

FDIC regulations restrict the acceptance of brokered deposits by institutions that are less than “well capitalized,” and those restrictions could limit our ability to access new brokered deposits or retain or replace maturing brokered deposits if our capital ratios decline. As of December 31, 2025, we had no brokered deposits, down from $10.4 million (0.6% of total deposits) at December 31, 2024; however, we may use brokered deposits in the future as part of our funding strategy. We maintain policies and procedures governing the use of brokered deposits, including limits on brokered deposits as a percentage of total deposits and oversight by management, our Asset/Liability Committee and our board of directors.

If, as a result of competitive pressures, changes in market interest rates, alternative investment opportunities, general economic conditions or other factors, our deposit balances decrease or shift toward higher-cost products, we may need to rely more heavily on brokered deposits and other wholesale funding sources or raise deposit rates to maintain deposit levels. Any increase in our funding costs, reduced access to funding, or increased volatility in our funding sources could reduce our net interest income and adversely affect our liquidity, financial condition and results of operations.

Risks Related to Our Strategy

We may be adversely affected by risks associated with future mergers and acquisitions, including execution risk, which could disrupt our business and dilute shareholder value.

From time to time, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets, like we did in York County, South Carolina, which we refer to as the Piedmont Region, in 2022, or into lines of business or offer new products or services. These activities would involve a number of risks, including:

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

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired business. In addition, the markets and industries in which we and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition. We also may lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences. Undiscovered factors arising from an acquisition could bring civil, criminal, and financial liabilities against us, our management, and the management of the acquired entity. These factors could contribute to us not achieving the expected benefits from acquisitions within desired time frames.

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

Michael C. Crapps, our president and chief executive officer, and J. Ted Nissen, the Bank’s president and chief executive officer, each have extensive and long-standing ties within our primary market area and substantial experience with our operations, and each has contributed significantly to our business. If we lose the services of Mr. Crapps or Mr. Nissen, each would be difficult to replace, and our business and development could be materially and adversely affected.

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Labor market conditions, including wage inflation, competition for skilled personnel and changing workforce preferences, may increase our compensation and recruiting costs and make it more difficult to attract and retain qualified employees. While labor conditions have continued to evolve through 2024 and 2025, talent retention and competition for skilled workers remain key concerns for many industries. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our business strategy and materially and adversely affect our business, results of operations, and financial condition.

Operational Risks

A failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, and state-sponsored actors, hacktivists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages, natural disasters such as earthquakes, tornadoes, and hurricanes, public health events, events arising from local or larger scale political or social matters, including terrorist acts, and as described below, cyber attacks.

As noted above, our business relies on our digital technologies, computer and email systems, software, and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, service providers and other vendors, and other unaffiliated third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies, plans and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, remediation and notification costs, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

Our information systems may experience failure, interruption or breach in security.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. Any failure, interruption or breach in security of these systems could result in significant disruption to our operations. Information security breaches and cybersecurity-related incidents include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, theft, misuse, loss, release or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties or may result from accidental technological failure. Our technologies, systems, networks and software have been and continue to be subject to cybersecurity threats and attacks, which range from uncoordinated individual attempts to sophisticated and targeted measures aimed at us. Any failures related to upgrades and maintenance of our technology and information systems could further increase our information and system security risk. Our increased use of cloud and other technologies also increases our risk of being subject to a cyber-attack. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our customers, employees and third parties that we do business with have been, and will continue to be, targeted by parties using fraudulent emails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware programs to our information systems, the information systems of our merchants or third-party service providers and/or our customers’ personal devices, which are beyond our security control systems. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber-attacks against us, our merchants, our third-party service providers and our customers remain a serious issue.

Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risks of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even well protected information, networks, systems and facilities remain potentially vulnerable to attempted security breaches or disruptions because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement fully effective security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. Furthermore, in the event of a cyber-attack, we may be delayed in identifying or responding to the attack, which could increase the negative impact of the cyber-attack on our business, financial condition and results of operations. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage or may be subject to exclusions, deductibles or coverage limits.

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

Increased fraud risk could adversely impact our business

Fraud schemes are becoming more sophisticated, often involving criminal networks and techniques such as check fraud, ATM skimming, social engineering and phishing attacks to obtain personal information or impersonation of our clients through the use of falsified or stolen credentials, and identity theft. Fraudsters may also use automated tools and AI-enabled techniques to increase the scale and effectiveness of social engineering and impersonation. Fraudsters may also exploit online banking to establish accounts for fraudulent activities. Further, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, may reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer to commit fraud. Many of these data compromises are widely reported in the media. We have increased investments in fraud prevention, but losses may still occur, potentially harming our customers, reputation, and financial condition. Fraud-related costs—including regulatory scrutiny, legal liability, and business disruption—could materially impact our operations.

Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third party vendors as part of our business and have substantial ongoing business relationships with other third parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our bank regulators. Regulatory guidance and supervisory expectations require us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations. Our reliance on third-party vendors for critical systems and services, likewise, increases our exposure to cybersecurity risks.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. We are subject to Federal Reserve regulation. The Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, the regulating authority that insures customer deposits; and by our state regulator, the S.C. Board. Also, as a member of the Federal Home Loan Bank (the “FHLB”), the Bank must comply with applicable regulations of the Federal Housing Finance Agency (“FHFA”) and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations. Regulatory developments have led to enhanced expectations in areas such as cybersecurity, data privacy, digital asset management, and anti-money laundering. Regulators could also limit capital distributions, including dividends or share repurchases. These evolving requirements are increasing our compliance costs and the complexity of our regulatory obligations.

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

We are subject to fair lending laws, and failure to comply with these laws could lead to material penalties.

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

The U.S. political landscape remains fluid, and changes in Congressional composition, presidential administration, and agency leaders may result in shifts in regulatory priorities and policy direction. Under the Biden Administration, Congressional committees with jurisdiction over the banking sector pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social, and Governance matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of pandemic responses and economic recovery. Subsequent changes in administration and Congressional leadership may result in efforts to reverse, suspend, or modify regulatory initiatives adopted in prior periods, promote deregulation by easing regulatory burdens on financial institutions, adopt a technology-forward regulatory approach, or take a more favorable stance on bank mergers and acquisitions. For example, in June 2025, the President signed into law S.J. Res. 13 under the Congressional Review Act, disapproving a Biden-era OCC rule relating to Bank Merger Act application review, and in July 2025, Congress enacted the Guiding and Establishing National Innovation for U.S. Stablecoins (GENIUS) Act, establishing a federal framework for payment stablecoins and prompting implementing rulemakings by financial regulators. Because of this kind of oscillation in regulation, the prospects for the enactment of major banking reform legislation remain unclear at this time.

Furthermore, leadership changes within federal banking agencies and financial regulators continue to shape the regulatory environment. Since changes in presidential administration, key positions across agencies—including the Comptroller of the Currency, CFPB, CFTC, SEC, and the U.S. Treasury—have experienced turnover and transition from time to time, leading to ongoing shifts in regulatory priorities and enforcement approaches. These shifts can create periods of regulatory uncertainty, including changes in supervisory emphasis, rulemaking agendas, and enforcement posture. The potential impact of changes in government leadership and agency personnel, policies and priorities on the financial services sector, including the Company and the Bank, cannot be fully predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

Many aspects of the banking business involve a substantial risk of legal liability. From time to time, we are, or may become, the subject of information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, self-regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way we conduct our business or reputational harm.

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

Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements. As of December 31, 2025, we had net deferred tax assets of $10.7 million. Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for federal income tax purposes. Based on projections of future taxable income in periods in which deferred tax assets are expected to become deductible, management determined that the realization of our net deferred tax asset was more likely than not. As a result, we did not recognize a valuation allowance on our net deferred tax asset as of December 31, 2025. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. Our deferred tax asset may be further reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax assets. Charges to establish a valuation allowance with respect to our deferred tax asset could have a material adverse effect on our financial condition and results of operations.

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

Our ability to pay cash dividends may be limited by regulatory restrictions, by our Bank’s ability to pay cash dividends to the Company and by our need to maintain sufficient capital to support our operations. As a South Carolina-chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. In addition, the FDIC and the S.C. Board may restrict dividends if they determine payment would be unsafe or unsound or would cause the Bank to fall below applicable capital requirements. If our Bank is not permitted to pay cash dividends to us, it is unlikely that we would be able to pay cash dividends on our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate our common stock dividend in the future.

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, changes in investor sentiment, market speculation, new federal banking regulations, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.

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

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen our capital position. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance. We cannot provide assurance that such financing will be available to us on acceptable terms or at all, or if we do raise additional capital, that it will not be dilutive to existing shareholders.

If we determine, for any reason, that we need to raise capital, subject to applicable NASDAQ rules, our board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. Any issuance would also be subject to applicable banking regulatory considerations (including, as applicable, regulatory notice/approval requirements). Additionally, we are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur. If we issue preferred stock that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of our common stock could be adversely affected. Any issuance of additional shares of stock will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Shares we issue in connection with any such offering will increase the total number of shares and may dilute the economic and voting ownership interest of our existing shareholders.

Provisions of our articles of incorporation and bylaws, South Carolina law, and state and federal banking regulations, could delay or prevent a takeover by a third party.

Our articles of incorporation and bylaws could delay, defer, or prevent a third-party takeover, despite possible benefit to the shareholders, or otherwise adversely affect the price of our common stock. Our governing documents:

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

Finally, the Change in Bank Control Act and the Bank Holding Company Act generally require filings and approvals prior to certain transactions that would result in a party acquiring control of the Company or the Bank. These requirements can delay, restrict, or prevent a change of control.

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

General Risk Factors

Evolving ESG expectations could increase costs and risks

Regulatory, investor, and stakeholder expectations around environmental, social, and governance (“ESG”) practices continue to evolve, potentially increasing compliance costs and operational burdens. Recent shifts in U.S. policies have altered the landscape of ESG practices. For example, in early 2025 the United States announced that it would again withdraw from the Paris Agreement and has taken other actions that may reduce certain federal climate-related initiatives or change supervisory and disclosure priorities. These developments may reduce certain compliance requirements but also introduce uncertainty regarding future regulations and enforcement priorities. Stakeholders, including investors and customers, continue to scrutinize corporate ESG practices, and failure to meet their evolving expectations could impact our reputation and financial performance. Additionally, state-level regulations and international standards may impose differing ESG requirements, leading to potential operational complexities.

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

The risks associated with climate change are rapidly changing and evolving, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition. In addition, changes in federal policy and supervisory priorities could shift the timing, scope, or content of climate-related expectations, increasing uncertainty and compliance complexity.

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

Recent developments have heightened concerns about the U.S. credit rating and its potential impact on our business. In August 2023, Fitch Ratings downgraded the U.S. long-term credit rating from “AAA” to “AA+”, citing expected fiscal deterioration, a high and growing government debt burden, and erosion of governance standards. In November 2023, Moody’s changed its outlook on the U.S. sovereign rating to negative, reflecting similar deficit and debt affordability concerns. In May 2025, Moody’s downgraded the U.S. sovereign credit rating from “Aaa” to “Aa1.” As a result, all three major credit rating agencies have rated U.S. sovereign debt below the highest rating level. These downgrades underscore the potential risks associated with U.S. fiscal policy, including political polarization and challenges in managing the national debt. Such factors could lead to increased borrowing costs, market volatility, and a potential decline in investor confidence. These conditions may adversely affect our business operations, financial condition, and results.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential for cyber threats. Our Information Security and Third-Party Risk Officer has primary oversight of the cybersecurity component of the Company’s risk management program, together with our Director of Information Technology Infrastructure. Both of these individuals are key members of senior management, reporting directly to the Chief Operating Officer and Chief Risk Officer and, as discussed below, periodically to the Audit and Compliance Committee of our board of directors. As of the date of this report, cybersecurity threats have not materially affected, and are not reasonably likely to materially affect, the Company, including our business strategy or results of operations or financial condition.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our Information Security and Third-Party Risk Officer and Director of Information Technology Infrastructure and Chief Operations/Chief Risk Officer along with other key members of management regularly collaborate with expert resources, industry groups, and regulators to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed and reported upon to the Audit and Compliance Committee of the board with the goal of addressing changing threats, risks, and conditions.

We employ an in-depth, layered, defensive strategy that embraces a “security-by-design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative, detective and corrective controls/tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and ongoing education and training, preparedness simulations, tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity measures and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Program that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate executive officers, board-approved committees, and, as appropriate, regulators and law enforcement, in each case consistent with applicable legal requirements and our internal escalation protocols, and the Audit and Compliance Committee of our board of directors. The Incident Response Plan is coordinated through the Information Security and Third-Party Risk Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber attacks. As noted above, cybersecurity threats have not materially affected and are not reasonably likely to materially affect our company, but we remain diligent, nonetheless. For further discussion of risks from cybersecurity threats, see the section captioned “Our Information Systems May Experience Failure, Interruption or Breach in Security” in Item 1A. Risk Factors.

Governance

Our Information Security and Third-Party Risk Officer is accountable for oversight, risk assessment and reporting on our information security program, leveraging the Director of Information Technology Infrastructure and other resources as needed. Responsibilities include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, board training, employee training, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the Information Security and Third-Party Risk Officer, provides guidance, oversight, monitoring and challenge of the first line’s activities. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the board of directors with a functional reporting line to the Chief Operations/Risk Officer. Both the first line of defense and the second line of defense are subject to experience and professional education requirements. In particular, our Information Security and Third-Party Risk Officer has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management. Our board of directors has approved management committees including the Information Technology Steering Committee, which focuses on technology impact and business impact. This committee provides oversight and governance of the technology program and the information security program. This committee is chaired jointly by the Information Security and Third-Party Risk Officer and Director of Information Technology Infrastructure and made up of key departmental managers from throughout the entire company. Two executive leadership team members oversee this committee.

The Information Security and Third-Party Risk Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, to the Audit and Compliance Committee of our board of directors on a quarterly basis (or more frequently as may be required by the Incident Response Plan). The Audit and Compliance Committee of our board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Information Security and Third-Party Risk Officer also provides quarterly reports to the Audit and Compliance Committee of our board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The executive leadership team and the board of directors review and approve our information security and technology budgets and strategies annually.

Additionally, the Audit and Compliance Committee of our board of directors reviews our cybersecurity risk profile on a quarterly basis and provides a report to the full board of directors no later than the next board meeting after their meetings.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

As of February 28, 2026, there were approximately 1,856 shareholders of record of our common stock. Our common stock trades on The NASDAQ Capital Market under the trading symbol of “FCCO.”

Quarterly Common Stock Price Ranges and Dividends

The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2025
Quarter ended March 31, 2025	$27.96	$21.55	$0.15
Quarter ended June 30, 2025	$24.94	$19.46	$0.15
Quarter ended September 30, 2025	$29.55	$24.00	$0.16
Quarter ended December 31, 2025	$31.50	$25.92	$0.16
2024
Quarter ended March 31, 2024	$21.90	$16.00	$0.14
Quarter ended June 30, 2024	$18.33	$15.40	$0.14
Quarter ended September 30, 2024	$23.30	$16.06	$0.15
Quarter ended December 31, 2024	$26.48	$20.49	$0.15

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

Unregistered Sales of Equity Securities

Pursuant to our Amended and Restated Non-Employee Director Deferred Compensation Plan, non-employee directors may elect to defer all or any part of annual retainer fees payable in respect of the following calendar year for his or her service on the board of directors or any committee of the board of directors. During the year, a number of deferred stock units are credited quarterly to the director’s account equal to (i) the otherwise payable amount of deferred fees divided by (ii) the fair market value of a share of our common stock on the last trading day of such calendar quarter. In general, a director’s vested account balance will be distributed in a lump sum of our common stock on the 30th day following the participant’s separation from service. During the year ended December 31, 2025, we credited an aggregate of 8,908 deferred stock units to accounts for directors who elected to defer monthly fees or annual retainer fees for 2025. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were credited (and any shares of common stock issued upon settlement of such units will be issued) in reliance upon Section 4(a)(2) of the Securities Act because the issuance is not a public offering and the participants had access to information regarding the Company.

Repurchases of Equity Securities

On May 9, 2025, we announced that our board of directors approved a plan to utilize up to $7.5 million of capital to repurchase shares of our common stock (the “2025 Repurchase Plan”). No repurchases have been made under the 2025 Repurchase Plan. The 2025 Repurchase Plan expires at the market close on May 8, 2026. No repurchases were made in any month during the fourth quarter of 2025.

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

The following discussion describes our results of operations for 2025, as compared to 2024 and 2023, and also analyzes our financial condition as of December 31, 2025, as compared to December 31, 2024. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2025, 2024 and 2023 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, our deposits and our borrowings.

There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb expected losses. We establish and maintain this allowance by charging a provision for credit losses against our operating earnings. In the following section, we have included a detailed discussion of this process, as well as several tables describing our allowance for credit losses and the allocation of this allowance among our various categories of loans.

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

The allowance for credit losses represents our best estimate of credit losses on financial assets. The allowance for credit losses is assessed at least quarterly and adjustments are recorded in the provision for credit losses. These losses are estimated using historical loss rates and a projection of reasonable and supportable macroeconomic forecast, combined with additional qualitative factors. At December 31, 2025 and 2024, we held an allowance for credit losses for our held-to-maturity investment securities, our loans held-for-investment and our unfunded commitments that are not unconditionally cancelable.

The allowance for credit losses represents an amount which we believe will be adequate to absorb expected losses on existing financial assets that may become uncollectible. Our judgment as to the adequacy of the allowance for credit losses is based on assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. There can be no assurance that charge-offs of financial assets in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period.

The allowance for credit losses represents management’s best estimate for our expected losses at December 31, 2025 and 2024, but significant downturns in circumstances relating to asset quality and economic conditions could result in a requirement for additional allowance for credit losses. Likewise, an upturn in asset quality and improved economic conditions may allow a reduction in the required allowance for credit losses. In either instance, unanticipated changes could have a significant impact on results of operations. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses. Such agencies may require us to recognize additions to the allowance for credit losses based on their judgments about information available to them at the time of their examination.

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

Accounting for derivatives differs significantly depending on whether a derivative is designated as an accounting hedge, which is a transaction intended to reduce a risk associated with a specific asset or liability or future expected cash flow at the time it is purchased. In order to qualify as an accounting hedge, a derivative must be designated as such at inception by management and meet certain criteria. Management must also continue to evaluate whether the instrument effectively reduces the risk associated with that item. To determine if a derivative instrument continues to be an effective hedge, we must make assumptions and judgments about the continued effectiveness of the hedging strategies and the nature and timing of forecasted transactions. If our hedging strategy was to become ineffective, hedge accounting would no longer apply, and the reported results of operations or financial condition could be materially affected.

Financial Highlights

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2025	2024	2023
Balance Sheet Data:
Total assets	$2,057,732	$1,958,021	$1,827,688
Loans held for sale	10,737	9,662	4,433
Loans	1,311,019	1,220,542	1,134,019
Deposits	1,749,544	1,675,901	1,511,001
Total common shareholders’ equity	167,557	144,494	131,059
Total shareholders’ equity	167,557	144,494	131,059
Average shares outstanding, basic	7,663	7,617	7,568
Average shares outstanding, diluted	7,761	7,702	7,647
Results of Operations:
Interest income	$97,054	$89,422	$72,697
Interest expense	35,032	37,382	23,805
Net interest income	62,022	52,040	48,892
Provision for credit losses	770	809	1,129
Net interest income after provision for credit losses	61,252	51,231	47,763
Non-interest income	16,945	14,004	10,421
Non-interest expenses	53,338	47,465	43,144
Income before taxes	24,859	17,770	15,040
Income tax expense	5,654	3,815	3,197
Net income	19,205	13,955	11,843
Net income available to common shareholders	19,205	13,955	11,843
Per Share Data:
Basic earnings per common share	$2.51	$1.83	$1.56
Diluted earnings per common share	2.47	1.81	1.55
Book value at period end	21.78	18.90	17.23
Tangible book value at period end (non-GAAP)	19.84	16.93	15.23
Dividends per common share	0.62	0.58	0.56
Asset Quality Ratios:
Non-performing assets to total assets(3)	0.02%	0.04%	0.05%
Non-performing loans to period end loans	0.02%	0.02%	0.02%
Net charge-offs (recoveries) to average loans	0.00%	0.01%	0.00%
Allowance for credit losses to period-end total loans	1.05%	1.08%	1.08%
Allowance for credit losses to non-performing assets	3,859.14%	1,683.70%	1,492.36%
Selected Ratios:
Return on average assets	0.94%	0.74%	0.68%
Return on average common equity:	12.36%	10.17%	9.59%
Return on average tangible common equity (non-GAAP):	13.68%	11.44%	10.95%
Efficiency Ratio (non-GAAP)(1)	65.97%	71.56%	71.23%
Noninterest income to operating revenue(2)	21.46%	21.20%	17.57%
Net interest margin (tax equivalent)	3.23%	2.92%	3.01%
Equity to assets	8.14%	7.38%	7.17%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	7.47%	6.66%	6.39%
Tier 1 risk-based capital (Bank)(4)	13.11%	12.87%	12.53%
Total risk-based capital (Bank)(4)	14.16%	13.94%	13.58%
Leverage (Bank)(4)	8.66%	8.40%	8.45%
Average loans to average deposits(5)	73.35%	74.35%	73.25%

(1)	The efficiency ratio is a key performance indicator in our industry. The ratio is calculated by dividing non-interest expense less merger expenses by net interest income on a tax equivalent basis and non-interest income, excluding loss on sale of securities, gain on sale of other assets, loss on early extinguishment of debt, and other non-recurring noninterest income. The efficiency ratio is a measure of the relationship between operating expenses and net revenue.
(2)	Operating revenue is defined as net interest income plus noninterest income.
(3)	Includes nonaccrual loans, loans > 90 days delinquent and still accruing interest and other real estate owned (“OREO”).
(4)	As a small bank holding company, we are generally not subject to the capital requirements at the holding company level unless otherwise advised by the Federal Reserve; however, our Bank remains subject to capital requirements.
(5)	Includes loans held for sale.
45

Certain financial information presented above is determined by methods other than in accordance with GAAP. These non-GAAP financial measures include “efficiency ratio,” “tangible book value at period end,” “return on average tangible common equity” and “tangible common shareholders’ equity to tangible assets.” The “efficiency ratio” is defined as non-interest expense less merger expenses divided by net interest income on a tax equivalent basis and non-interest income, excluding loss on sale of securities, gain on sale of other assets, loss on early extinguishment of debt, and other non-recurring noninterest income. The efficiency ratio is a measure of the relationship between operating expenses and net revenue. “Tangible book value at period end” is defined as total equity reduced by recorded intangible assets divided by total common shares outstanding. “Return on average tangible common equity” is defined as net income on an annualized basis divided by average total equity reduced by average recorded intangible assets. “Tangible common shareholders’ equity to tangible assets” is defined as total common equity reduced by recorded intangible assets divided by total assets reduced by recorded intangible assets. Our management believes that these non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period-to-period in a meaningful manner. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

The table below provides a reconciliation of non-GAAP measures to GAAP for the three years ended December 31:

	2025	2024	2023
Tangible book value, dollars in thousands
Tangible common equity (non-GAAP)	$152,631	$129,411	$115,818
Effect to adjust for intangible assets	14,926	15,083	15,241
Book value (GAAP)	$167,557	$144,494	$131,059

Tangible book value per common share, dollars
Tangible common equity per common share (non-GAAP)	$19.84	$16.93	$15.23
Effect to adjust for intangible assets	1.94	1.97	2.00
Book value per common share (GAAP)	$21.78	$18.90	$17.23

Return on average tangible common equity
Return on average tangible common equity (non-GAAP)	13.68%	11.44%	10.95%
Effect to adjust for intangible assets	(1.32)%	(1.27)%	(1.36)%
Return on average common equity (GAAP)	12.36%	10.17%	9.59%

Tangible common shareholders’ equity to tangible assets
Tangible common equity to tangible assets (non-GAAP)	7.47%	6.66%	6.39%
Effect to adjust for intangible assets	0.67%	0.72%	0.78%
Common equity to assets (GAAP)	8.14%	7.38%	7.17%

Results of Operations

Year Ended December 31, 2025 and 2024

Our net income for the twelve months ended December 31, 2025 was $19.2 million, or $2.47 diluted earnings per common share, as compared to $14.0 million, or $1.81 diluted earnings per common share, for the twelve months ended December 31, 2024. The $5.3 million increase in net income between the two periods is primarily due to an increase in net interest income of $10.0 million, a decrease in provision for credit losses of $39 thousand, and an increase in non-interest income of $2.9 million, partially offset by an increase in non-interest expense of $5.9 million and an increase in income tax expense of $1.8 million.

•	The increase in net interest income results from an increase of $140.0 million in average earning assets combined with a 31 basis point improvement in the net interest margin between the two periods.

•	The $770 thousand provision for credit losses during the twelve months ended December 31, 2025 is primarily related to a $90.5 million increase in loans held-for-investment partially offset by a reduction of three basis points in our qualitative factors.

•	The $809 thousand provision for credit losses during the twelve months ended December 31, 2024 is primarily related to a $86.5 million increase in loans held-for-investment partially offset by a $43.7 million decrease in unfunded commitments net of unconditionally cancellable commitments and a reduction of two basis points in our qualitative factors for our reasonable and supportable forecast alternative scenarios qualitative factor. This reduction was driven by an improvement in externally calculated economic forecasts that flow into our model.
46

•	The $2.9 million increase in non-interest income is primarily related to an increase in mortgage banking income of $902 thousand, an increase in investment advisory fees of $1.4 million, and an increase in other income of $468 thousand

o	The increase in mortgage banking income was primarily driven by higher secondary market and construction production and higher gain on sale margin during the twelve months ended December 31, 2025 compared to the prior year period.
o	The increase in investment advisory fees was primarily driven by higher assets under management during the twelve months ended December 31, 2025 compared to the prior year period.
o	The increase in other non-interest income was primarily related to an increase in ATM/debit card income and rental income.
o	Gain on sale of other real estate owned was due to the sale of one of our other real estate owned properties.

•	The increase in non-interest expense is primarily related to an increase of $2.7 million in salaries and employee benefits, an increase of $310 thousand in marketing and public relations, and an increase of $1.3 million in merger expenses, combined with an increase of $1.5 million in other non-interest expenses.

o	The increase in other non-interest expense was primarily driven by increases of $219 thousand in core banking/electronic processing and services, $289 thousand in ATM/debit card processing, $316 thousand in software subscriptions and services, and $328 thousand in legal and professional fees.

•	Our effective tax rate was 22.7% during the twelve months ended December 31, 2025 compared to 21.5% during the twelve months ended December 31, 2024.

o	The effective tax rates were affected by a $120 thousand reduction to income tax due to purchases of state tax credits during the twelve months ended December 31, 2025 and by a $217 thousand reduction, including $68 thousand related to state tax credits, to income tax during the twelve months ended December 31, 2024.

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

•	The increase in net interest income results from an increase of $154.9 million in average earning assets partially offset by a nine basis point decline in the net interest margin between the two periods.

•	The $809 thousand provision for credit losses during the twelve months ended December 31, 2024 is primarily related to a $86.5 million increase in loans held-for-investment partially offset by a $43.7 million decrease in unfunded commitments net of unconditionally cancellable commitments and a reduction of two basis points in our qualitative factors for our reasonable and supportable forecast alternative scenarios qualitative factor. This reduction was driven by an improvement in externally calculated economic forecasts that flow into our model.

•	The $1.1 million provision for credit losses during the twelve months ended December 31, 2023 is primarily related to a $153.2 million increase in loans held-for-investment and a $50.9 million increase in unfunded commitments net of unconditionally cancellable commitments partially offset by a reduction of five basis points in our qualitative factors (four basis points in our changes in total of past due, rated, and nonaccrual / changes in total of 30-89 days past due and other loans especially mentioned qualitative factor and one basis point in our reasonable and supportable forecast alternative scenarios qualitative factor). The one basis point reduction in our reasonable and supportable forecast alternative scenarios factor was driven by an improvement in externally calculated economic forecasts that flow into our model.
47

•	The $3.6 million increase in non-interest income is primarily related to an increase in mortgage banking income of $962 thousand, an increase in investment advisory fees of $1.7 million, a decrease in loss on sale of securities of $1.2 million, and an increase of $88 thousand in other non-interest income partially offset by a loss on early extinguishment of debt of $229 thousand and by a decrease in gain on sale of assets of $146 thousand.

o	The increase in mortgage banking income was primarily driven by higher secondary market production and higher gain on sale margin during the twelve months ended December 31, 2024 compared to the prior year period.
o	The increase in investment advisory fees was primarily driven by higher assets under management during the twelve months ended December 31, 2024 compared to the prior year period.
o	The increase in other non-interest income was primarily related to an increase in gains on insurance proceeds of $73 thousand and an increase in rental income of $25 thousand partially offset by a loss on disposition of assets on the closing of our downtown Augusta, Georgia banking office of $6 thousand.
o	Loss on sale of securities improved by $1.2 million to zero during the twelve months ended December 31, 2024 compared to a loss of $1.2 million during the same period in 2023. The $1.2 million loss on sale of securities during 2023 was related to the $39.9 million sale of book value U.S. Treasuries in our available-for-sale investment securities portfolio.
o	The loss on early extinguishment of debt of $229 thousand was related to an early payoff of $35.0 million in FHLB advances.

•	The increase in non-interest expense is primarily related to an increase of $3.4 million in salaries and employee benefits, an increase in FDIC insurance assessments of $273 thousand, an increase of $215 thousand in other real estate expense, and an increase of $597 thousand in other non-interest expense, partially offset by a decline of $63 thousand in occupancy expense, and a decline of $115 thousand in equipment.

o	The increase in other non-interest expense was primarily driven by increases of $224 thousand in core banking and electronic processing, $206 thousand in ATM/debit card processing, $252 thousand in software subscriptions and services, legal and professional fees of $163 thousand and $80 thousand in shareholder expense, partially offset by declines of $51 thousand in correspondent services, $223 thousand in debit card and fraud losses, and $95 thousand in loan processing and closing costs.

•	Our effective tax rate was 21.5% during the twelve months ended December 31, 2024 compared to 21.3% during the twelve months ended December 31, 2023.

o	The effective tax rates were affected by a $149 thousand non-recurring reduction to income tax during the twelve months ended December 31, 2024 and by a $122 thousand non-recurring reduction to income tax during the twelve months ended December 31, 2023. Furthermore, we purchased $500 thousand of South Carolina State Tax Credits for $432.5 thousand in November 2024, which created a $67.5 thousand non-recurring benefit to income taxes during the twelve months ended November 2024.

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

Year Ended December 31, 2025 and 2024

Net interest income increased $10.0 million, or 19.2%, to $62.0 million for the twelve months ended December 31, 2025 from $52.0 million for the twelve months ended December 31, 2024. Our net interest margin increased by 31 basis points to 3.22% during the twelve months ended December 31, 2025 from 2.91% during the twelve months ended December 31, 2024. Our net interest margin, on a taxable equivalent basis, was 3.23% for the twelve months ended December 31, 2025 compared to 2.92% for the twelve months ended December 31, 2024. Average earning assets increased $140.0 million, or 7.8%, to $1.9 billion for the twelve months ended December 31, 2025 compared to $1.8 billion in the same period of 2024.

•	The increase in net interest income was primarily due to a higher level of average earning assets combined with a higher net interest margin.
•	The increase in average earning assets was due to increases in loans, investment securities, and interest bearing deposits in other banks.
•	An increase in the yield on earning assets and a reduction in cost of funds resulted in net interest margin expansion.

o	Investment securities represented 25.9% of average total earning assets for the twelve months ended December 31, 2025 compared to 27.5% during the same period in 2024.
o	Short-term investments represented 8.1% of average total earning assets for the twelve months ended December 31, 2025 compared to 6.2% during the same period in 2024.
o	Loans represented 66.0% of average total earning assets for the twelve months ended December 31, 2025 compared to 66.3% during the same period in 2024.
o	Effective May 5, 2023, we entered into the Loan Pay-Fixed Swap Agreement for a notional amount of $150.0 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Pay-Fixed Swap Agreement will mature on May 5, 2026, and we will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate. This interest rate swap positively impacted interest on loans by $1.0 million and $2.4 million during the twelve months ended December 31, 2025 and 2024, respectively. During the twelve months ended December 31, 2025, the swap benefited loan yields with an increase of eight basis points and net interest margin with an increase of five basis points. During the twelve months ended December 31, 2024, the swap benefited loan yields with an increase of 21 basis points and net interest margin with an increase of 14 basis points.

Average loans increased $86.6 million, or 7.3%, to $1.3 billion for the twelve months ended December 31, 2025 from $1.2 billion for the same period in 2024. Average loans represented 66.0% of average earning assets during the twelve months ended December 31, 2025 compared to 66.3% of average earning assets during the same period in 2024. Our loan (including loans held-for-sale) to deposit ratio on average during 2025 was 73.3%, as compared to 74.4% during 2024. This decrease was due to the growth rate on our average loans (including loans held-for-sale) in 2025 being exceeded by the growth rate on our deposits of during the same time period. The loan to deposit ratio (including loans held-for-sale) increased to 75.5% at December 31, 2025 as compared to 73.4% at December 31, 2024. Our growth in loans from December 31, 2024 to December 31, 2025 exceeded our growth in deposits during the same period.

The growth in our average deposits and securities sold under agreements to repurchase of $174.7 million compared to the growth in our average loans of $86.6 million resulted in a reduction in borrowings. The yield on loans increased 0.18% to 5.79% during the twelve months ended December 31, 2025 from 5.61% during the same period in 2024 due to new and renewed loan rates exceeding maturing loan rates. Average securities for the twelve months ended December 31, 2025 increased $8.7 million, or 1.8%, to $499.7 million from $491.0 million during the same period in 2024. Other short-term investments increased $44.7 million to $155.6 million during the twelve months ended December 31, 2025 from $110.9 million during the same period in 2024 due to the additional cash on hand as deposit growth outpaced loan growth. The yield on our securities portfolio declined to 3.39% for the twelve months ended December 31, 2025 from 3.56% for the same period in 2024. The yield on our other short-term investments declined to 4.16% for the twelve months ended December 31, 2025 from 4.95% for the same period in 2024 due to the Federal Open Market Committee (FOMC) decreasing the target range of federal funds during the twelve months of 2025.

The yield on earning assets for the twelve months ended December 31, 2025 and 2024 were 5.04% and 5.00%, respectively.

The cost of interest-bearing liabilities was 2.52% during the twelve months ended December 31, 2025 compared to 2.88% during the same period in 2024. The cost of deposits, including demand deposits, was 1.80% during the twelve months ended December 31, 2025 compared to 1.96% during the same period in 2024. The cost of funds, including demand deposits, was 1.88% during the twelve months ended December 31, 2025 compared to 2.15% during the same period in 2024. We continue to focus on growing our pure deposits plus customer cash management repurchase agreements (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, IRAs, and customer cash management repurchase agreements) as these accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. During the twelve months ended December 31, 2025, these pure deposits plus customer cash management repurchase agreements averaged 84.9% of total deposits plus customer cash management repurchase agreements as compared to 83.1% during the same period of 2024.

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

•	The increase in net interest income was primarily due to a higher level of average earning assets partially offset by lower net interest margin.

•	The increase in average earning assets was due to increases in total loans and interest-bearing deposits in other banks, partially offset by declines in securities and other fed funds sold.

•	Earning asset yield growth, which included the benefit of a pay-fixed/receive-floating interest rate swap (the “Pay-Fixed Swap Agreement”) described below, was more than offset by the rising cost of funding, leading to the net interest margin compression. However, our net interest margin expanded from the low of 2.77% in the month of February 2024 to 3.04% in the month of December 2024. Our cost of funds and cost of deposits peaked in 2024 during the month of August 2024 at 2.23% and 2.05%, respectively. Our cost of funds and cost of deposits were 1.98% and 1.87%, respectively, during the month of December 2024.

o	Investment securities represented 27.5% of average total earning assets for the twelve months ended December 31, 2024 compared to 33.2% during the same period in 2023.

o	Short-term investments represented 6.2% of average total earning assets for the twelve months ended December 31, 2024 compared to 2.6% during the same period in 2023.

o	Loans represented 66.3% of average total earning assets for the twelve months ended December 31, 2024 compared to 64.2% during the same period in 2023.

o	During 2023, market interest rates increased significantly due to an increase in inflation. During 2024, market interest rates declined as inflation cooled. The target range of federal funds was 4.25% - 4.50% at December 31, 2024 compared to 5.25% - 5.50% at December 31, 2023.

o	Effective May 5, 2023, we entered into Pay-Fixed Swap Agreement for a notional amount of $150.0 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The Pay-Fixed Swap Agreement will mature on May 5, 2026 and we will pay a fixed coupon rate of 3.58% while receiving the overnight SOFR rate. This interest rate swap positively impacted interest on loans by $2.4 million and $1.6 million during the twelve months ended December 31, 2024 and 2023, respectively. During the twelve months ended December 31, 2024, the swap benefited loan yields with an increase of 21 basis points and net interest margin with an increase of 14 basis points. During the twelve months ended December 31, 2023, the swap benefited loan yields with an increase of 16 basis points and net interest margin with an increase of 10 basis points.

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

The growth in our average deposits of $162.9 million and securities sold under agreements to repurchase of $2.6 million compared to the growth in our average loans of $136.9 million resulted in a reduction in borrowings. The yield on loans increased 0.62% to 5.61% during the twelve months ended December 31, 2024 from 4.99% during the same period in 2023 due to market interest rates and the Pay-Fixed Swap Agreement. Average securities for the twelve months ended December 31, 2024 declined $50.0 million, or 9.2%, to $491.0 million from $541.1 million during the same period in 2023. Other short-term investments increased $68.0 million to $110.9 million during the twelve months ended December 31, 2024 from $42.9 million during the same period in 2023 due to the additional cash on hand as deposit growth outpaced loan growth. The yield on our securities portfolio increased to 3.90% for the twelve months ended December 31, 2024 from 3.36% for the same period in 2023. The yield on our other short-term investments declined to 4.95% for the twelve months ended December 31, 2024 from 5.11% for the same period in 2023 due to the Federal Open Market Committee (FOMC) decreasing the target range of federal funds during the twelve months of 2024 a total of 1.00% to a target federal funds rate range of 4.25% – 4.50% at December 31, 2024 from a target federal funds rate range of 5.25% – 5.50% at December 31, 2023.

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

	Year ended December 31,
	2025			2024			2023
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans(1)	$1,271,673	$73,655	5.79%	$1,185,024	$66,431	5.61%	$1,048,118	$52,317	4.99%
Non-Taxable Securities	46,100	1,378	2.99%	48,761	1,420	2.91%	50,726	1,471	2.90%
Taxable Securities	453,591	15,548	3.43%	442,278	16,084	3.64%	490,352	16,715	3.41%
Int Bearing Deposits in Other Banks	155,518	6,470	4.16%	110,844	5,484	4.95%	42,859	2,191	5.11%
Fed Funds Sold	78	3	3.85%	63	3	4.76%	56	3	5.36%
Total earning assets	$1,926,960	$97,054	5.04%	$1,786,970	$89,422	5.00%	$1,632,111	$72,697	4.45%
Cash and due from banks	24,551			24,126			25,278
Premises and equipment	29,587			30,313			31,145
Goodwill and other intangible assets	15,004			15,161			15,319
Other assets	52,317			53,948			54,840
Allowance for credit losses-investments	(21)			(27)			(39)
Allowance for credit losses-loans	(13,440)			(12,736)			(11,677)
Total assets	$2,034,958			$1,897,755			$1,746,977
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$350,844	$4,279	1.22%	$311,101	$3,451	1.11%	$307,415	$1,760	0.57%
Money market accounts	463,405	14,015	3.02%	417,178	13,824	3.31%	361,994	9,721	2.69%
Savings deposits	108,379	268	0.25%	112,473	430	0.38%	133,010	307	0.23%
Time deposits	339,463	12,685	3.74%	309,509	13,468	4.35%	178,339	4,775	2.68%
Fed Funds Purchased	11	1	9.09%	12	1	8.33%	1,100	52	4.73%
Securities Sold Under Agreements to Repurchase	111,887	2,713	2.42%	77,158	2,183	2.83%	74,586	1,658	2.22%
FHLB Advances	—	—	NA %	54,822	2,808	5.12%	86,614	4,345	5.02%
Other Long-Term Debt	14,964	1,071	7.16%	14,964	1,217	8.13%	14,964	1,187	7.93%
Total interest-bearing liabilities	$1,388,953	$35,032	2.52%	$1,297,217	$37,382	2.88%	$1,158,022	$23,805	2.06%
Demand deposits	471,703			443,571			450,177
Allowance for credit losses-unfunded commitments	489			501			464
Other liabilities	18,416			19,295			14,837
Shareholders’ equity	$155,397			$137,171			$123,477
Total liabilities and shareholders’ equity	$2,034,958			$1,897,755			$1,746,977
Cost of deposits, including demand deposits			1.80%			1.96%			1.16%
Cost of funds, including demand deposits			1.88%			2.15%			1.48%
Net interest spread			2.52%			2.12%			2.39%
Net interest income/margin		$62,022	3.22%		$52,040	2.91%		$48,892	3.00%
Net interest margin (tax equivalent)(2)		$62,309	3.23%		$52,198	2.92%		$49,176	3.01%

(1)	All loans and deposits are domestic. Average loan balances include nonaccrual loans and loans held for sale.
(2)	Based on a 21.0% marginal tax rate.
51

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect related to volume and rate which cannot be separately identified, has been allocated proportionately, to the change due to volume and the change due to rate.

	2025 versus 2024 Increase (decrease) due to			2024 versus 2023 Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$4,968	$2,256	$7,224	$7,267	$6,847	$14,114
Investment securities-taxable	(79)	37	(42)	(57)	6	(51)
Investment securities- nontaxable	404	(940)	(536)	(1,704)	1,073	(631)
Interest bearing deposits in other banks	1,958	(972)	986	3,366	(73)	3,293
Fed Funds sold	1	(1)	—	—	—	—
Total earning assets	7,252	380	7,632	8,872	7,853	16,725
Interest-bearing liabilities
Interest-bearing transaction accounts	466	362	828	21	1,670	1,691
Money market accounts	1,457	(1,266)	191	1,619	2,484	4,103
Savings deposits	(15)	(147)	(162)	(53)	176	123
Time deposits	1,229	(2,012)	(783)	4,699	3,994	8,693
Fed funds purchased	—	—	—	(74)	23	(51)
Securities sold under agreements to repurchase	876	(346)	530	59	466	525
FHLB Advances	(2,808)	—	(2,808)	(1,627)	90	(1,537)
Other long-term debt	—	(146)	(146)	—	30	30
Total interest-bearing liabilities	1,205	(3,555)	(2,350)	4,644	8,933	13,577
Net interest income	6,047	3,935	$9,982	4,228	(1,080)	$3,148

Market Risk and Interest Rate Sensitivity

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be measured by either diminished current market values or reduced current and potential net income. Our primary market risk is interest rate risk. We have established an Asset/Liability Committee of the board of directors (the “ALCO”), which has members from our board of directors and management to monitor and manage interest rate risk. Our ALCO:

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

We employ a monitoring technique to measure our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Simulation modeling is performed to assess the impact of varying interest rates and balance sheet mix assumptions will have on net interest income. We model the impact on net interest income for several different changes in the yield curve. We model the impact on net interest income in an increasing and decreasing rate environment of 100, 200, 300, and 400 basis points. We also periodically stress certain assumptions such as loan prepayment rates, average lives, interest rate betas, and deposit migration to evaluate our overall sensitivity to changes in interest rates. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in net interest income at no more than 10%, 15%, 20%, and 20%, respectively, in a 100, 200, 300, and 400 basis point change in interest rates over the first 12-month period subsequent to interest rate changes. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, by adjusting the interest rate during the life of an asset or liability, or by the use of derivatives such as interest rate swaps and other hedging instruments. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Neither the “gap” analysis nor asset/liability modeling is precise indicators of our interest sensitivity position due to the many factors that affect net interest income including the timing, magnitude, and frequency of interest rate changes as well as changes in the volume and mix of earning assets and interest-bearing liabilities.

The following table illustrates our interest rate sensitivity at December 31, 2025.

Interest Sensitivity Analysis

(Dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Interest bearing deposits	$137,184	$—	$—	$—	$137,184
Loans(1)	384,905	472,544	324,899	128,671	1,311,019
Loans Held for Sale	10,737	—	—	—	10,737
Total Securities(2)	66,254	117,751	133,818	174,344	492,167
Total earning assets	599,080	590,295	458,717	303,015	1,951,107
Liabilities
Interest bearing liabilities
Interest bearing deposits
Interest checking accounts	22,552	45,106	45,105	254,432	367,195
Money market accounts	28,898	57,798	57,797	326,023	470,516
Savings deposits	6,312	12,622	12,624	71,210	102,768
Time deposits	332,668	7,476	1,511	145	341,800
Total interest-bearing deposits	390,430	123,002	117,037	651,810	1,282,279
Borrowings	122,153	—	—	—	122,153
Total interest-bearing liabilities	512,583	123,002	117,037	651,810	1,404,432
Period gap	$86,497	$467,293	$341,680	$(348,795)	$546,675
Cumulative gap	$86,497	$553,790	$895,470	$546,675	$546,675
Ratio of cumulative gap to total earning assets	14.44%	46.56%	54.33%	28.02%	28.02%

(1)	Loans classified as nonaccrual as of December 31, 2025 are not included in the balances.
(2)	Securities based on amortized cost.

Net Interest Income Sensitivity

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2025 and at December 31, 2024 over the subsequent 12 months.

Change in short-term interest rates	Hypothetical percentage change in net interest income
	December 31, 2025	December 31, 2024	Policy Limit
+400bp	-15.11%	-13.72%	-20.00%
+300bp	-10.24%	-9.20%	-20.00%
+200bp	-5.83%	-5.23%	-15.00%
+100bp	-2.54%	-2.18%	-10.00%
Flat	—	—	—
-100bp	+2.74%	+2.12%	-10.00%
-200bp	+5.24%	+3.77%	-15.00%
-300bp	+5.31%	+3.04%	-20.00%
-400bp	+3.49%	+0.76%	-20.00%

The maximum anticipated negative impacts of the modeled changes in net interest income were within policy limits at December 31, 2025 and December 31, 2024.

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

Change in present value of equity	Hypothetical percentage change in PVE
	December 31, 2025	December 31, 2024	Policy Limit
+400bp	+1.13%	-3.72%	-25.00%
+300bp	+2.58%	-1.47%	-25.00%
+200bp	+3.11%	+0.23%	-20.00%
+100bp	+2.23%	+0.92%	-15.00%
Flat	—	—	—
-100bp	-3.84%	-2.31%	-15.00%
-200bp	-9.63%	-6.80%	-20.00%
-300bp	-19.36%	-14.97%	-25.00%
-400bp	-34.26%	-27.07%	-25.00%

Except for the down 400 basis point scenario, the maximum anticipated negative impacts of the modeled changes in PVE were within policy limits at December 31, 2025 and December 31, 2024. We are monitoring the risk posed by the down 400 basis point scenario.

Provision and Allowance for Credit Losses

Year Ended December 31, 2025 and 2024

During the twelve months ended December 31, 2025, the allowance for credit losses on loans increased $671 thousand to $13.8 million, the allowance for credit losses on unfunded commitments increased $51 thousand to $531 thousand, and the allowance for credit loss on held-to-maturity investments declined $4 thousand to $19 thousand compared to December 31, 2024. At December 31, 2025, the combined allowance for credit losses for loans, unfunded commitments, and investments was $14.4 million compared to $13.6 million at December 31, 2024.

The allowance for credit losses on loans as a percentage of total loans held-for-investment was 1.05% at December 31, 2025 and 1.08% at December 31, 2024.

The total ACL is composed of three parts: the ACL for loans, the ACL for unfunded commitments, and the ACL for HTM investments. The ACL for loans is further composed of the allowance for individually assessed loans, the allowance for collectively assessed expected losses, the allowance for collectively assessed qualitative adjustments, and the allowance for collectively assessed additional allowance. The allowance for collectively assessed qualitative adjustments is calculated using a set of qualitative factors, which at December 31, 2025 and 2024 included changes in lending policies and procedures, changes in staff, markets, and products, changes in total of 30-89 days past due and other loans especially mentioned, changes in the loan review system, changes in collateral value for non-collateral dependent loans, changes in concentration of credits, changes in the legal or regulatory requirements and competition, data limitations, model imprecision, and reasonable and supportable forecast alternative scenarios.

We have a significant portion of our loan portfolio with real estate as the underlying collateral. As of December 31, 2025 and December 31, 2024, approximately 91.5% and 91.4%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

The non-performing asset ratio was 0.02% of total assets with the nominal level of $372 thousand in non-performing assets at December 31, 2025 compared to 0.04% and $810 thousand at December 31, 2024. Nonaccrual loans decreased to $202 thousand at December 31, 2025 from $219 thousand at December 31, 2024. We had $2 thousand in accruing loans past due 90 days or more at December 31, 2025 compared to $48 thousand at December 31, 2024. Loans past due 30 days or more represented 0.07% of the loan portfolio at December 31, 2025 compared to 0.05% at December 31, 2024. The ratio of classified loans plus OREO and repossessed assets declined to 0.76 % of total bank regulatory risk-based capital at December 31, 2025 from 1.06% at December 31, 2024.

There were four loans totaling $204 thousand (0.02% of total loans) included on non-performing status (nonaccrual loans and loans past due 90 days and still accruing) at December 31, 2025. Two of these loans were on nonaccrual status. The largest loan of the two is $201 thousand and is secured by a first lien mortgage. The balance of the remaining loan on nonaccrual status is $1 thousand, and it is secured by a second lien mortgage. We had five loans totaling $267 thousand that were accruing loans past due 90 days or more at December 31, 2024. At December 31, 2025 and December 31, 2024, we considered loan relationships exceeding $500 thousand and on nonaccrual status as individually assessed loans for the allowance for credit losses. At December 31, 2025 and December 31, 2024, we had no individually assessed loans. The specific allowance for individually assessed loans is based on the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used, and the fair value is determined by an independent appraisal less estimated selling costs. There were no specific allowances for credit losses on our individually assessed loans at December 31, 2025 and December 31, 2024. At December 31, 2025, we had $934 thousand in loans that were delinquent 30 days to 89 days representing 0.07% of total loans compared to $554 thousand or 0.05% of total loans at December 31, 2024.

Year Ended December 31, 2024 and 2023

On January 1, 2023, we adopted CECL, which resulted in a day one reduction of $14 thousand to the allowance for credit losses on loans offset by increases of $398 thousand to the allowance for credit losses on unfunded commitments and $43.5 thousand to the allowance for credit losses on held-to-maturity investments. Furthermore, deferred tax assets increased $90 thousand and retained earnings declined $337 thousand. During the twelve months ended December 31, 2024, the allowance for credit losses on loans increased $868 thousand to $13.1 million, the allowance for credit losses on unfunded commitments declined $117 thousand to $480 thousand, and the allowance for credit loss on held-to-maturity investments declined $7 thousand to $23 thousand compared to the day one CECL results, the allowance for credit losses on loans increased $945 thousand to $12.3 million at December 31, 2023 from $11.3 million at January 1, 2023; the allowance for credit losses on unfunded commitments increased $199 thousand to $597 thousand as of December 31, 2023 from $398 thousand as of January 1, 2023; and the allowance for credit losses on held-to-maturity investments declined $14 thousand to $30 thousand at December 31, 2023 from $43.5 thousand at January 1, 2023. At December 31, 2024, the combined allowance for credit losses for loans, unfunded commitments, and investments was $13.6 million compared to $12.9 million at December 31, 2023 and $11.8 million at January 1, 2023.

The allowance for credit losses on loans as a percentage of total loans held-for-investment was 1.08% at December 31, 2024, 1.08% at December 31, 2023 and 1.15% at January 1, 2023.

The total ACL is composed of three parts: the ACL for loans, the ACL for unfunded commitments, and the ACL for HTM investments. The ACL for loans is further composed of the allowance for individually assessed loans, the allowance for collectively assessed expected losses, the allowance for collectively assessed qualitative adjustments, and the allowance for collectively assessed additional allowance. The allowance for collectively assessed qualitative adjustments is calculated using a set of qualitative factors, which at December 31, 2024 and 2023 included changes in lending policies and procedures, changes in staff, markets, and products, change in total of 30-89 days past due and other loans especially mentioned, changes in the loan review system, changes in collateral value for non-collateral dependent loans, changes in concentration of credits, changes in the legal or regulatory requirements and competition, data limitations, model imprecision, and reasonable and supportable forecast alternative scenarios.

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

The non-performing asset ratio was 0.04% of total assets with the nominal level of $810 thousand in non-performing assets at December 31, 2024 compared to 0.05% and $864 thousand at December 31, 2023. Nonaccrual loans increased to $219 thousand at December 31, 2024 from $27 thousand at December 31, 2023. We had $48 thousand in accruing loans past due 90 days or more at December 31, 2024 compared to $215 thousand at December 31, 2023. Loans past due 30 days or more represented 0.05% of the loan portfolio at December 31, 2024 compared to 0.06% at December 31, 2023. The ratio of classified loans plus OREO and repossessed assets declined to 1.06% of total bank regulatory risk-based capital at December 31, 2024 from 1.25% at December 31, 2023.

There were five loans totaling $267 thousand (0.02% of total loans) included on non-performing status (nonaccrual loans and loans past due 90 days and still accruing) at December 31, 2024. Two of these loans were on nonaccrual status. The largest loan of the two is $217 thousand and is secured by a first lien mortgage. The balance of the remaining loan on nonaccrual status is $2 thousand, and it is secured by a second lien mortgage. We had two loans totaling $215 thousand that were accruing loans past due 90 days or more at December 31, 2023. At December 31, 2024 and December 31, 2023, we considered loan relationships exceeding $500 thousand and on nonaccrual status as individually assessed loans for the allowance for credit losses. At December 31, 2024 and December 31, 2023, we had no individually assessed loans. The specific allowance for individually assessed loans is based on the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used, and the fair value is determined by an independent appraisal less estimated selling costs. There were no specific allowances for credit losses on our individually assessed loans at December 31, 2024 and December 31, 2023. At December 31, 2024, we had $554 thousand in loans that were delinquent 30 days to 89 days representing 0.05% of total loans compared to $498 thousand or 0.04% of total loans at December 31, 2023.

The following table summarizes the activity related to our allowance for credit losses.

Allowance for Credit Losses

(Dollars in thousands)	2025	2024	2023
Average loans outstanding (excluding loans held-for-sale)	$1,261,822	$1,180,482	$1,044,983
Loans outstanding at period end (excluding loans held-for-sale)	$1,311,019	$1,230,204	$1,134,019
Total nonaccrual loans	$202	$219	$27
Loans past due 90 days and still accruing	$2	$48	$215
Beginning balance of allowance	$13,135	$12,267	$11,336
CECL Day 1 Adjustment	—	—	(14)
Loans charged-off:
Real Estate Mortgage - Commercial	2	2	—
Commercial	—	88	20
Consumer - Other	130	94	67
Total loans charged-off	132	184	87
Recoveries:
Real Estate - Construction	3	2	2
Real Estate Mortgage - Residential	—	18	9
Real Estate Mortgage - Commercial	11	11	37
Consumer - Home equity	8	9	22
Commercial	18	61	5
Consumer - Other	41	18	18
Total recoveries	81	119	93
Net loans (charged off) recovered	(51)	(65)	6
Provision for credit losses	722	933	939
Balance at period end	$13,806	$13,135	$12,267
Net charge-offs (recoveries) to average loans and loans held-for-sale	0.00%	0.01%	0.00%
Allowance as percent of total loans	1.05%	1.08%	1.08%
Non-performing loans as % of total loans	0.02%	0.04%	0.02%
Allowance as % of non-performing loans	6,767.65%	4,919.48%	5,069.01%
Nonaccrual loans as % of total loans	0.02%	0.02%	0.00%
Allowance as % of nonaccrual loans	6,834.65%	5,997.72%	45,433.33%
56

The following table details net charge-offs to average loans outstanding by loan category for the years ended December 31:

(Dollars in thousands)	2025	2024	2023
Commercial
Net (recoveries) charge-offs	$(11)	$27	$15
Average loans for the year	$90,036	$82,478	$76,315
Net (recoveries) charge-offs /average loans	(0.01)%	0.03%	0.02%
Real estate:
Construction
Net recoveries	$(3)	$(2)	$(2)
Average loans for the year	$152,136	$140,065	$99,502
Net recoveries/average loans	0.00%	0.00%	0.00%
Mortgage-residential
Net charge-offs (recoveries)	$—	$(18)	$(9)
Average loans for the year(1)	$127,906	$110,345	$76,604
Net charge-offs (recoveries)/average loans(1)	0.00%	(0.02)%	(0.01)%
Mortgage-commercial
Net charge-offs (recoveries)	$(16)	$(11)	$(37)
Average loans for the year	$825,323	$794,728	$747,202
Net charge-offs (recoveries)/average loans	0.00%	0.00%	0.00%
Consumer:
Home Equity
Net recoveries	$(8)	$(9)	$(22)
Average loans for the year	$47,597	$36,767	$30,884
Net recoveries/average loans	(0.02)%	(0.02)%	(0.07)%
Other
Net charge-offs	$89	$78	$49
Average loans for the year	$18,024	$16,099	$14,476
Net charge-offs/average loans	0.48%	0.48%	0.34%
Total:
Net charge-offs (recoveries)	$51	$65	$(6)
Average loans for the year(1)	$1,261,822	$1,180,482	$1,044,983
Net charge-offs (recoveries)/average loans(1)	0.00%	0.01%	0.00%

(1)	Average loans exclude loans held for sale

Accrual of interest is discontinued on loans when we believe, after considering economic and business conditions and collection efforts, that a borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest, which has been accrued on the loan but remains unpaid, is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

The following table shows the allocation of the allowance for credit losses on loans:

Allocation of the Allowance for Credit Losses on Loans

	2025		2024		2023
(Dollars in thousands)	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial	$1,050	7.6%	$994	7.6%	$935	7.6%
Real Estate Construction	1,654	12.0%	1,675	12.8%	1,337	10.9%
Real Estate Mortgage:
Commercial	8,349	60.4%	7,974	60.6%	8,146	66.4%
Residential	1,720	12.5%	1,639	12.5%	1,122	9.2%
Consumer - Home Equity	706	5.1%	568	4.3%	472	3.8%
Consumer - Other	327	2.4%	285	2.2%	255	2.1%
Unallocated	—	N/A	—	N/A	—	N/A
Total	$13,806	100.0%	$13,135	100.0%	$12,267	100.0%

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

Non-interest income during the twelve months ended December 31, 2025 increased to $16.9 million from $14.0 million during the same period in 2024. The increase in non-interest income is primarily related to increases in mortgage banking income and investment advisory fees and non-deposit commissions.

Mortgage banking income increased $902 thousand to $3.3 million during the twelve months ended December 31, 2025 from $2.4 million during the same period in 2024. Secondary mortgage production during the twelve months ended December 31, 2025 was $115.4 million compared to $79.3 million during the same period in 2024 while the gain on sale margin decreased to 2.82% during the twelve months ended December 31, 2025 from 2.96% during the same period in 2024.

Total mortgage production during the twelve months ended December 31, 2025 was $202.7 million, $115.4 million of the production was originated to be sold in the secondary market, $16.8 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $70.5 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income.

 Investment advisory fees increased by $1.4 million to $7.6 million during the twelve months ended December 31, 2025 from $6.2 million during the same period in 2024. Total assets under management were $1.2 billion at December 31, 2025 compared to $926.0 million at December 31, 2024. Our net new assets were $83.4 million during the twelve months ended December 31, 2025. Furthermore, our investment performance for the twelve months ended December 31, 2025 was 17.3% compared to 16.4% for the S&P 500.

The $229 thousand loss on early extinguishment of debt included in other income during the twelve months ended December 31, 2024 resulted from our decision to use available cash to reduce FHLB advances to zero, including the pre-payment of $35.0 million in FHLB advances during the fourth quarter of 2024. We believe this reduction in these borrowings positioned us for improvements in net interest income and margin in the future.

Non-interest income during the twelve months ended December 31, 2024 increased to $14.0 million from $10.4 million during the same period in 2023. The $3.6 million increase in non-interest income is primarily related to a reduction in loss on sale of securities of $1.2 million, increases in mortgage banking income of $962 thousand, investment advisory fees and non-deposit commissions of $1.7 million, and an increase in gains on insurance proceeds of $73 thousand partially offset by a decrease in gain on sale of other assets of $146 thousand and a loss on early extinguishment of debt of $229 thousand.

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

During 2022, we began to market an adjustable rate mortgage (ARM) product to provide borrowers with an alternative to fixed-rate mortgages and to help offset anticipated mortgage production challenges. Currently, we are offering 5/6, 7/6, and 10/6 ARM loans that are originated for our loans held-for-investment portfolio. Furthermore, in 2022, we added a new construction residential real estate team and product. Total mortgage production during the twelve months ended December 31, 2024 was $165.6 million, $79.3 million of the production was originated to be sold in the secondary market, while $40.9 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $45.4 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income.

Investment advisory fees increased by $1.7 million to $6.2 million during the twelve months ended December 31, 2024 from $4.5 million during the same period in 2023. Total assets under management were $926.0 million at December 31, 2024 compared to $755.4 million at December 31, 2023. Our net new assets were $37.5 million during the twelve months ended December 31, 2024. Furthermore, our investment performance for the twelve months ended December 31, 2024 was 17.6% compared to 23.3% for the S&P 500.

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

The following table sets forth the primary components of noninterest income for the periods indicated:

	Year ended December 31,
(In thousands)	2025	2024	2023
Deposit service charges	922	952	963
Mortgage banking income	3,270	2,368	1,406
Investment advisory fees and non-deposit commissions	7,565	6,181	4,511
Loss on sale of securities	—	—	(1,249)
Gain on sale of other real estate owned	127	—	151
Loss on sale of other assets	—	(5)	—
Other non-recurring income	190	105	121
ATM/debit card income	2,875	2,758	2,771
Recurring income on bank owned life insurance	827	799	745
Rental income	466	395	370
Other service fees including safe deposit box fees	236	230	230
Wire transfer fees	147	123	119
Other	320	98	283
Total	$16,945	$14,004	$10,421

Non-interest Expense. In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases.

Non-interest expense during the twelve months ended December 31, 2025 increased $5.9 million to $53.3 million from $47.5 million during the same period in 2024. The increase is primarily due to increases in salaries and employee benefits of $2.7 million, increases in equipment of $101 thousand, increases in marketing and public relations of $310 thousand, increases in merger expense of $1.3 million, and increases in other non-interest expenses of $1.5 million.

•	Salary and benefit expense increased $2.7 million to $31.9 million during the twelve months ended December 31, 2025 from $29.3 million during the same period in 2024. This increase is primarily a result of higher incentive compensation and annual bonuses due to higher than planned performance, and normal salary adjustments. We had 265 full-time employees, 10 part-time employees, and seven seasonal/on-call employees at December 31, 2025 compared to 260 full-time employees, 10 part-time employees, and eight seasonal/on-call employees at December 31, 2024.

•	Equipment expense increased $101 thousand to $1.6 million during the twelve months ended December 31, 2025 compared to $1.5 million during the same period in 2024 primarily due to higher equipment maintenance and repairs and auto expense.
•	Marketing and public relations increased $310 thousand to $1.8 million during the twelve months ended December 31, 2025 from $1.5 million during the same period in 2024 primarily due to timing of planned media production and campaigns.
•	Merger expense increased $1.3 million to $1.3 million during the twelve months ended December 31, 2025 compared to zero during the same period in 2024 due to the acquisition of Signature Bank of Georgia.
•	Other expense increased $1.5 million to $12.2 million during the twelve months ended December 31, 2025 compared to $10.7 million during the same period in 2024, which included

o	Core banking and electronic processing and services increased $219 thousand or 8.0% primarily due to an increase in the cost of our core service provider, FIS as a result of higher customer activity and enhanced technology.

o	ATM/debit card processing increased $289 thousand or 22.6% as EFT processing expense increased during the period.

o	Software subscriptions and services increased $316 thousand or 25.1% due to new subscriptions and higher renewal rates.

o	Telephone expense decreased $78 thousand or 15.1% due to a change in our telecommunications vendor, which resulted in paying two vendors for a period of time in 2024 and due to a $29 thousand write-off of the remainder of a contract related to the closing of our downtown Augusta, Georgia banking office in 2024.

o	Legal and professional fees increased $328 thousand, or 27.2%, primarily due to an increase in auditing costs and higher legal expense.
60

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

•	Salary and benefit expense increased $3.4 million to $29.3 million during the twelve months ended December 31, 2024 from $25.9 million during the same period in 2023. This increase is primarily a result of normal salary adjustments and an increase of approximately $834 thousand in additional annual incentive compensation. We had 260 full-time employees, ten part-time employees, and eight seasonal/on-call employees at December 31, 2024 compared to 268 full-time employees, 14 part-time employees, and five seasonal/on-call employees at December 31, 2023.

•	Occupancy expense declined $63 thousand to $3.1 million during the twelve months ended December 31, 2024 compared to $3.2 million during the same period in 2023 primarily due to lower building and yard maintenance costs and lease expense partially offset by higher janitorial services.

•	Equipment expense declined $115 thousand to $1.5 million during the twelve months ended December 31, 2024 compared to $1.6 million during the same period in 2023 primarily due to lower equipment depreciation, equipment maintenance and repairs, and auto expense.
•	Marketing and public relations increased $15 thousand to $1.5 million during the twelve months ended December 31, 2024 from $1.5 million during the same period in 2023 primarily due to timing of planned media production and campaigns.
•	FDIC assessments increased $273 thousand to $1.2 million during the twelve months ended December 31, 2024 compared to $904 thousand during the same period in 2023 due to an increase in our FDIC assessment rate and our assets.
•	Other real estate expenses increased $215 thousand to $103 thousand during the twelve months ended December 31, 2024 from $112 thousand in contra expenses or credits during the twelve months ended December 31, 2023. This was primarily due to a return to normal activity during the twelve months ended December 31, 2024 compared to a significant reversal in accruals for real estate taxes on a non-accrual loan, which were either paid by the borrower or recovered as a result of the sale of the real estate.
•	Other expenses increased $597 thousand to $10.7 million during the twelve months ended December 31, 2024 compared to $10.1 million during the same period in 2023, which included

o	Core banking and electronic processing and services increased $224 thousand or 8.9% primarily due to an increase in the cost of our core service provider, FIS as a result of higher customer activity and enhanced technology.

o	ATM/debit card processing increased $206 thousand or 19.2% as EFT processing expense increased during the period.

o	Software subscriptions and services increased $252 thousand or 25.0% due to new subscriptions and higher renewal rates.

o	Debit card and fraud losses declined $223 thousand, or 52.8%, due to a decline in fraud losses. Debit card and fraud losses rose during 2023 due to an extraordinary spike in mail check fraud losses during the third quarter of 2023. We responded to this spike with countermeasures including deploying additional resources, and conducting a formal customer education marketing campaign called “THINK TWICE,” which requests customers who have been a victim of fraud to enhance their check authorization processes and upgrade to our current fraud detection system.

o	Telephone expense increased $32 thousand or 6.6% due to a change in our telecommunications vendor, which resulted in paying two vendors for a period of time and due to a $29 thousand write-off the remainder of a contract related to the closing of our downtown Augusta, Georgia banking office.

o	Loan processing and closing costs declined $95 thousand or 28.7% primarily due to lower average new loan sizes in 2024 and fees paid for a home equity campaign in 2023.

o	Legal and professional fees increased $163 thousand, or 15.6%, primarily due to an increase in auditing costs and higher legal expense.
61

The following table sets forth the primary components of noninterest expense for the periods indicated:

	Year ended December 31,
(In thousands)	2025	2024	2023
Salaries and employee benefits	$31,949	$29,263	$25,864
Occupancy	3,142	3,094	3,157
Equipment	1,552	1,451	1,566
Marketing and public relations	1,821	1,511	1,496
FDIC Insurance assessments	1,117	1,177	904
Other real estate expense (income)	138	103	(112)
Amortization of intangibles	158	158	158
Merger	1,264	—	—
Core banking and electronic processing and services	2,955	2,736	2,512
ATM/debit card processing	1,569	1,280	1,074
Software subscriptions and services	1,576	1,260	1,008
Supplies	159	151	134
Telephone	439	517	485
Courier	313	296	284
Correspondent services	295	303	354
Insurance	435	406	381
Debit card and Fraud losses	209	199	422
Investment advisory services	365	344	329
Loan processing and closing costs	328	236	331
Director fees	649	603	601
Legal and Professional fees	1,533	1,205	1,042
Shareholder expense	289	277	197
Other	1,083	895	957
	$53,338	$47,465	$43,144

*	Core banking and electronic processing and services include core processing, bill payment, online banking, remote deposit capture, wire processing services and postage costs for mailing customer notices and statements.

Income Tax Expense

Our income tax expense for the years ended December 31, 2025, 2024, and 2023 were $5.7 million, $3.8 million, and $3.2 million, respectively. See Note 14 “Income Taxes” to the Consolidated Financial Statements for additional information. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. The deferred tax assets are established based on the amounts expected to be paid/recovered at existing tax rates. A valuation allowance is established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. Our effective tax rates were 22.7%, 21.5%, and 21.3%, for the twelve-month periods ended December 31, 2025, 2024, and 2023, respectively. The effective tax rates were affected by a $120 thousand reduction to income tax during the twelve months ended December 31, 2025, by a $217 thousand reduction to income tax expense during the twelve months ended December 31, 2024, and by a $122 thousand reduction to income taxes during the twelve months ended December 31, 2023. The $120 thousand reduction in 2025 and $68 thousand of the reduction in 2024 were related to South Carolina State Tax Credits. As a result of our current level of tax-exempt securities in our investment portfolio and our BOLI holdings, assuming the current corporate rate remains unchanged, our effective tax rate is expected to be approximately 22.25% to 22.75%.

Financial Position

Assets increased $99.7 million, or 5.1%, to $2.1 billion at December 31, 2025 from $2.0 billion at December 31, 2024. The $99.7 million increase in assets was primarily due to loans (excluding loans held-for-sale), which increased $90.5 million, or 7.4%, to $1.3 billion at December 31, 2025 from $1.2 billion at December 31, 2024.

Earning Assets

Loans and loans held-for-sale

Loans held-for-sale increased to $10.7 million at December 31, 2025 from $9.7 million at December 31, 2024. Loans (excluding loans held-for-sale) increased $90.5 million, or 7.4%, to $1.3 billion at December 31, 2025 from $1.2 billion at December 31, 2024. Total loan production, excluding mortgage secondary market and new construction residential real estate, was $202.6 million during the twelve months ended December 31, 2025 compared to $138.4 million during the same period in 2024. Advances from unfunded commercial construction loans available for draws were $48.8 million during the twelve months ended December 31, 2025. Total mortgage production during the twelve months ended December 31, 2025 was $202.7 million, $115.4 million of the production was originated to be sold in the secondary market, $16.8 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $70.5 million of the loan production was commitments for new construction residential real estate loans. Total mortgage production during the twelve months ended December 31, 2024 was $165.6 million, $79.3 million of the production was originated to be sold in the secondary market, $40.9 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $45.4 million of the loan production was commitments for new construction residential real estate loans. The increase in mortgage production was due to higher secondary market, and new construction loans, partially offset by lower portfolio production. Payoffs and paydowns increased to $120.3 million during the twelve months ended December 31, 2025 compared to $113.2 million during the same period in 2024. The loan-to-deposit ratio (including loans held-for-sale) at December 31, 2025 and December 31, 2024 was 75.5% and 73.4%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at December 31, 2025 and December 31, 2024 was 74.9% and 72.8%, respectively.

Based on the Bank’s loan portfolio as of December 31, 2025, its non-owner occupied commercial real estate loans and its construction and land development loans were approximately 307% and 71% of total risk-based capital, respectively. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 37% from December 31, 2022 to December 31, 2025. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the level of the concentration in commercial real estate loans within the Bank’s loan portfolio monthly.

Loans typically provide higher yields than the other types of earning assets. During 2025 and 2024, loans accounted for 66.0% and 66.3% of average earning assets, respectively. The loan portfolio (including held-for-sale) averaged $1.3 billion in 2025 as compared to $1.2 billion in 2024. Quality loan portfolio growth continued to be a strategic focus of ours in 2025. However, with the higher loan yields, there are inherent credit and liquidity risks, which we attempt to control and counterbalance. One of our goals as a community bank continues to be to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets, but adverse national and local economic conditions, as well as deterioration of our asset quality, could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional “well capitalized” ratios and significantly increased regulatory burdens could impede our ability to leverage our balance sheet and expand the loan portfolio.

The following table shows the composition of the loan portfolio by category:

(In thousands)	2025	2024	2023
Commercial, financial & agricultural	$91,930	$86,616	$78,134
Real estate:
Construction	152,077	152,155	118,225
Mortgage—residential	130,476	124,751	94,796
Mortgage—commercial	863,422	796,411	791,947
Consumer:
Home equity	53,693	42,304	34,752
Other	19,421	18,305	16,165
Total gross loans	$1,311,019	$1,220,542	$1,134,019
Allowance for credit losses	(13,806)	(13,135)	(12,267)
Total net loans	$1,297,713	$1,207,407	$1,121,752

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at December 31, 2025 and 2024 were commercial mortgage loans in the amount of $863.4 million and $796.4 million, respectively, representing 65.9% and 65.3% of the portfolio, respectively, excluding loans held for sale. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe we will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2025.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2025
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen years	Over Fifteen Years	Total
Commercial, financial and agricultural	$22,144	$48,718	$21,068	$—	$91,930
Real estate:
Construction(1)	44,400	94,466	13,211	—	152,077
Mortgage-residential	6,447	12,526	3,664	107,839	130,476
Mortgage-commercial	92,539	641,443	128,558	882	863,422
Consumer:
Home equity	1,109	9,558	43,026	—	53,693
Other	7,157	10,983	934	347	19,421
Total	$173,796	$817,694	$210,461	$109,068	$1,311,019

(1)	Included in construction loans are construction-to-permanent loans that will move to their permanent loan category upon completion of the construction phase.

Loans maturing after one year with:

Variable Rate	$204,780
Fixed Rate	932,443
$1,137,223

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

Our investment securities portfolio is a significant component of our total earning assets. Investment securities increased $493 thousand to $492.2 million, net of allowance for credit losses on investments of $19 thousand, at December 31, 2025 from $491.7 million, net of allowance for credit losses on investments of $23 thousand, at December 31, 2024. Our investment securities portfolio averaged $499.7 million in 2025, as compared to $491.0 million in 2024, which represents 25.9% and 27.5% of the average earning assets for the years ended December 31, 2025 and 2024, respectively.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $10.6 million ($8.4 million net of tax) at December 31, 2025. The remaining pretax unrealized net holding loss on these investments was $12.3 million ($9.7 million net of tax) at December 31, 2024.

Our AFS investments totaled $294.1 million or approximately 59.8% of our total investments at December 31, 2025. Our HTM investments totaled $195.1 million and represented approximately 39.6% of our total investments at December 31, 2025. Our investments at cost totaled $2.9 million or approximately 0.16% of our total investments at December 31, 2025. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity.

At December 31, 2025, the estimated weighted average life of our total investment portfolio was 5.2 years, the modified duration was 4.0, the effective duration was 3.1, and the weighted average tax equivalent book yield was 3.61%. At December 31, 2024, the estimated weighted average life of our total investment portfolio was 5.7 years, the modified duration was 4.4, the effective duration was 3.5, and the weighted average tax equivalent book yield was 3.68%.

We held no debt securities rated below investment grade at December 31, 2025 and December 31, 2024.

The following table shows the Available-for Sale investment portfolio composition.

	December 31,
(Dollars in thousands)	2025	2024	2023
Securities available-for-sale at fair value:
US Treasury Securities	$24,093	$13,240	$18,346
Government sponsored enterprises	2,256	2,110	2,129
Small Business Administration pools	8,668	12,079	15,721
Mortgage-backed securities	252,185	244,204	238,159
Corporate and Other Securities	6,907	7,949	7,871
Total	$294,109	$279,582	$282,266
64

The following table shows the Held-to-Maturity investment portfolio composition.

	December 31,
(Dollars in thousands)	2025	2024	2023
Securities held-to-maturity at fair value:
Mortgage-backed securities	$93,066	$96,918	$104,250
State and local government	102,050	99,122	101,268
Total	$195,116	$196,040	$205,518

We hold other investments carried at cost totaling $2.9 million and $2.7 million at December 31, 2025 and 2024, respectively. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $1.4 million, corporate stock in the amount of $1.0 million, and a venture capital fund in the amount of $571.1 thousand at December 31, 2025. We held FHLB stock in the amount of $1.3 million, corporate stock in the amount of $1.0 million, and a venture capital fund in the amount of $399.2 thousand at December 31, 2024. These are equity securities without readily determinable fair values. Investment in the FHLB of Atlanta is a condition of borrowing from the FHLB of Atlanta. FHLB stock is carried at cost and periodically evaluated for impairment based on an assessment of the ultimate recovery of par value. Both cash and stock dividends are reported as interest income. Dividends received on other investments, at cost are reported as interest income.

Investment Securities Maturity Distribution and Yields

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at December 31, 2025:

(In thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Available-for-sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$9,952	4.05%	$5,929	0.95%	$9,923	1.28%	$—	—
Government sponsored enterprises	—	—	—	—	2,500	2.00%	—	—
Small Business Administration pools	8	4.40%	2,749	5.27%	2,610	4.32%	3,491	5.43%
Mortgage-backed securities	2,377	3.15%	7,089	3.35%	3,738	3.55%	248,891	3.93%
Corporate and other securities	—	—	1,993	6.39%	5,500	3.44%	13	—
Total investment securities available-for-sale	$12,338	3.88%	$17,759	3.19%	$24,271	2.52%	$252,383	3.95%

(In thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$2,613	3.11%	$39,689	3.25%	$6,507	3.29%	$44,257	3.28%
State and local government	3,002	3.65	25,517	3.43%	47,167	3.55%	26,383	3.30%
Total investment securities held-to-maturity	$5,616	3.40%	$64,925	3.32%	$53,673	3.52%	$70,921	3.29%

Short-Term Investments

Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest-bearing deposits, averaged $155.6 million in 2025, compared to $110.9 million in 2024. The increase in short-term investments in 2025 is primarily due to deposit growth exceeding loan growth, which resulted in additional cash on hand for short-term investments. We maintain the majority of our short-term overnight investments in our account at the Federal Reserve rather than in federal funds at various correspondent banks due to the lower regulatory capital risk weighting. These funds are an immediate source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Deposits increased $73.6 million, or 4.4%, to $1.8 billion at December 31, 2025 compared to $1.7 billion at December 31, 2024. Our pure deposits, which are defined as total deposits less certificates of deposits, increased $60.1 million, or 4.4%, to $1.44 billion at December 31, 2025 from $1.38 billion at December 31, 2024. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds.

To secure a cost-effective stable funding source, during the third quarter of 2023, we issued $48.2 million in brokered certificates of deposit ranging in terms from six months to three years, with the three year term callable after six months. We had zero and $10.4 million dollars in brokered deposits at December 31, 2025 and December 31, 2024, respectively.

Total uninsured deposits were $581.3 million and $542.9 million at December 31, 2025 and December 31, 2024, respectively. Included in uninsured deposits at December 31, 2025 and December 31, 2024 were $92.4 million and $105.8 million of deposits of states or political subdivisions in the U.S., which are secured or collateralized, respectively. Total uninsured deposits, excluding these deposits that are secured or collateralized, totaled $488.9 million, or 27.9%, of total deposits at December 31, 2025 and $437.1 million, or 26.1%, of total deposits at December 31, 2024.

The average balance of all customer deposit accounts at December 31, 2025 was $29 thousand. The average balance for consumer accounts was $17 thousand and the average balance for non-consumer accounts was $63 thousand.

The following table sets forth the average deposits by category:

	December 31,
	2025		2024		2023
(In thousands)	Annual Average	Interest Rate	Annual Average	Interest Rate	Annual Average	Interest Rate
Demand deposit accounts	$471,703	—%	$443,571	—%	$450,177	—%
Interest bearing checking accounts	350,844	1.22%	311,101	1.11%	307,415	0.57%
Money market accounts	463,405	3.02%	417,178	3.31%	361,994	2.69%
Savings accounts	108,379	0.25%	122,473	0.38%	133,010	0.23%
Time deposits	339,463	3.74%	309,509	4.35%	178,339	2.68%
Total deposits	$1,733,794	1.80%	$1,593,832	1.96%	$1,430,935	1.16%

The uninsured amount of time deposits at December 31, 2025 and 2024 were $47.1 million and $40.8 million, respectively.

A stable base of deposits is expected to continue to be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $250,000 or More

At December 31, 2025, time deposits in excess of the FDIC insurance limit were as follows:

	December 31, 2025
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Time deposits of $250,000 or more	$44,205	$29,127	$27,971	$508	$101,811

Borrowed funds. Borrowed funds consist of fed funds purchased, securities sold under agreements to repurchase, FHLB advances and long-term debt. Our long-term debt is a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $111.9 million, $77.2 million, and $74.6 million during 2025, 2024, and 2023, respectively. The average rates paid during these periods were 2.42%, 2.83%, and 2.22%, respectively. The balances of securities sold under agreements to repurchase were $107.2 million and $103.1 million at December 31, 2025 and December 31, 2024, respectively. The repurchase agreements all mature within one to four days, and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. Federal funds purchased averaged $11 thousand, $12 thousand, and $1.1 million during 2025, 2024, and 2023, respectively. The average rates paid during these periods were 9.09%, 4.99%, and 4.73%, respectively. The balances of federal funds purchased were zero at December 31, 2025 and December 31, 2024. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. FHLB advances averaged zero, $54.8 million, and $86.6 million during 2025, 2024, and 2023, respectively. The average rates paid during these periods were zero, 5.12%, and 5.02%, respectively. During the twelve months ended December 31, 2024, FHLB advances were reduced from $90.0 million at December 31, 2023 to zero at December 31, 2024, including the prepayment of $35.0 million of FHLB advances resulting in a loss on early extinguishment of debt of $229 thousand. The balances of FHLB advances were zero and zero at December 31, 2025 and December 31, 2024, respectively.

We issued $15.5 million in trust preferred securities on September 16, 2004. During the fourth quarter of 2015, we redeemed $500 thousand of these securities. Until the cessation of LIBOR on June 30, 2024, the securities accrued and paid distributions quarterly at a rate of three month LIBOR plus 257 basis points, thereafter, such distributions to be paid quarterly transitioned to an adjusted Secured Overnight Financing Rate (SOFR) index in accordance with the Federal Reserve’s final rule implementing the Adjustable Interest Rate Act, which is three-month CME Term SOFR plus 257 basis points plus a tenor spread adjustment of 0.26161%. The remaining debt may be redeemed in full anytime with notice and matures on September 16, 2034. Trust preferred securities averaged $15.0 million during 2025, 2024, and 2023. The average rates paid during these periods were 7.16%, 8.13%, and 7.93%, respectively. The balances of trust preferred securities were $15.0 million as of December 31, 2025 and December 31, 2024.

At December 31, 2025 and at December 31, 2024, there were no FHLB advances.

Capital Adequacy and Dividend Policy

Capital Adequacy

Total shareholders’ equity increased $23.1 million, or 16.0%, to $167.6 million at December 31, 2025 from $144.5 million at December 31, 2024. Shareholders’ equity increased to 8.1% of total assets at December 31, 2025 from 7.4% of total assets at December 31, 2024 due to total shareholder’s equity growth of 16.0% outpacing total asset growth of 5.1%. The $23.1 million increase in shareholders’ equity was due to $19.2 million of net income, $7.1 million of other comprehensive income, $1.2 million of stock-based compensation, and $386,000 of reinvested dividends, partially offset by $4.8 million of dividends.

On April 20, 2022, we announced that our board of directors approved the repurchase of up to 375,000 shares of our common stock (the “2022 Repurchase Plan”), which represented approximately 5% of our 7,606,172 shares outstanding as of December 31, 2023. We made no repurchases under the 2022 Repurchase Plan prior to its expiration at the market close on December 31, 2023.

On May 14, 2024, we announced that our board of directors approved a plan to utilize up to $7.1 million of capital to repurchase shares of our common stock (the “2024 Repurchase Plan”), which represented approximately 5.3% of our shareholders’ equity at the time of the announcement. We made no repurchases under the 2025 Repurchase Plan prior to its expiration at the market close on May 13, 2025.

 On May 9, 2025, we announced that our board of directors approved a plan to utilize up to $7.5 million of capital to repurchase shares of our Common Stock (“the 2025 Repurchase Plan”), which represented approximately 5.0% of our shareholders equity at the time of the announcement. No repurchases have been made under the 2025 Repurchase Plan. The 2025 Repurchase Plan expires at the market close on May 8, 2026.

During the first two quarters of 2024, we paid a dividend of $0.14 per share of our common stock. During the second two quarters of 2024 and the first two quarters of 2025, we paid a dividend of $0.15 per share of our common stock. During the second two quarters of 2025, we paid a dividend of $0.16 per share of our common stock. On January 28, 2026, we announced a $0.16 per share dividend payable on February 24, 2026 to shareholders of record of our common stock on February 10, 2026.

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

	2025	2024	2023
Return on average assets	0.94%	0.74%	0.68%
Return on average common equity	12.36%	10.17%	9.59%
Equity to assets ratio	8.14%	7.38%	7.17%
Dividend Payout Ratio	24.70%	31.69%	35.76%

While the Company is currently a small bank holding company and so generally is not subject to Basel III capital requirements, our Bank remains subject to such capital requirements. See “Supervision and Regulation—Basel Capital Standards” for additional information on Basel III and the Dodd-Frank Act.

The Bank exceeded the regulatory capital ratios at December 31, 2025 and 2024, as set forth in the following table:

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank(1)(2):
December 31, 2025
Risk Based Capital
Tier 1	$82,058	6.0%	$179,295	13.1%	$97,237	7.1%
Total Capital	109,411	8.0%	193,650	14.2%	84,239	6.2%
CET1	61,544	4.5%	179,295	13.1%	117,751	8.6%
Tier 1 Leverage	82,782	4.0%	179,295	8.7%	96,513	4.7%
December 31, 2024
Risk Based Capital
Tier 1	$76,653	6.0%	$164,397	12.9%	$87,744	6.9%
Total Capital	102,204	8.0%	178,034	13.9%	75,830	5.9%
CET1	57,490	4.5%	164,397	12.9%	106,907	8.4%
Tier 1 Leverage	78,274	4.0%	164,397	8.4%	86,123	4.4%

(1)	As a small bank holding company, the Company is generally not subject to Basel III capital requirements unless otherwise advised by the Federal Reserve.
(2)	Required Amounts and Required Ratios do not include the capital conservation buffer of 2.5%.

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

To secure a cost-effective stable funding source, during the third quarter of 2023, we issued $48.2 million in brokered certificates of deposit ranging in terms from six months to three years, with the three-year term callable after six months. Brokered certificates of deposit totaled zero and $10.4 million in brokered deposits as of December 31, 2025 and December 31, 2024, respectively. The $10.4 million in brokered deposits had a maturity date of July 31, 2025 with an interest rate of 4.70%. We believe that we have ample liquidity to meet the needs of our customers through our low cost deposits, our ability to issue brokered deposits, our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, our ability to borrow on a secured basis through the Federal Reserve Discount Window, and our ability to obtain advances secured by certain securities and loans from the FHLB.

 We generally maintain adequate liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $10.6 million ($8.4 million net of tax) at December 31, 2025. The remaining pretax unrealized net holding loss on these investments was $12.3 million ($9.7 million net of tax) at December 31, 2024. Our HTM investments totaled $195.1 million and represented approximately 39.6% of our total investments at December 31, 2025. Our AFS investments totaled $294.1 million or approximately 59.8% of our total investments at December 31, 2025. Our investments at cost totaled $2.9 million or approximately 0.6% of our total investments at December 31, 2025. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive income (loss), which is included in shareholders’ equity.

The Bank maintains federal funds purchased lines in the total amount of $102.5 million with four financial institutions and $10.0 million through the Federal Reserve Discount Window. We utilized none of our federal funds purchased lines at December 31, 2025 or 2024. The FHLB of Atlanta has approved a line of credit of up to 25.00% of the Bank’s total assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had zero in FHLB advances at December 31, 2025 and 2024, respectively. At December 31, 2025, we have remaining credit availability under this facility in excess of $619.6 million, subject to collateral requirements. Combined, we have total remaining credit availability, subject to collateral requirements, in excess of $732.1 million as compared to uninsured deposits excluding deposits of states or political subdivisions in the U.S., which are secured or collateralized, of $488.9 million as previously noted.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2025, we had issued commitments to extend unused credit of $211.2 million, including $69.0 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2024, we had issued commitments to extend unused credit of $180.2 million, including $63.6 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and the Bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on our performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, we are not immune from changes occurring in inflation, which risks include a decrease in demand for new mortgage loan and commercial real estate loan originations and refinancings, an increase in competition for deposits, and an increase in non-interest expenses, which may have an adverse impact on our financial performance. As discussed previously, we continually seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data.

Additional information required under this Item 8 may be found under the accompanying Financial Statements and Notes to Financial Statements under Note 26.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework issued in 2013.

Based on that assessment, we believe that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

/s/ Michael C. Crapps	/s/ D. Shawn Jordan
Chief Executive Officer and President	Executive Vice President and Chief Financial Officer
71

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Community Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Community Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Allowance for Credit Losses

As described in Note 2 and Note 4 of the financial statements, the Company reported a loan portfolio, net of deferred fees, of approximately $1.3 billion and related allowance for credit losses (“ACL”) of approximately $13.8 million as of December 31, 2025. Expected credit losses are measured on a collective basis using a non-discounted cash flow methodology with probability of default (“PD”) and loss given default (“LGD”) for all loan segments.

Loans not sharing similar risk characteristics are evaluated on an individual basis. Due to the minimal amount of default activity and limited charge-off history, the Company has elected to use index PDs and LGDs comprised of rates derived from other community banks in place of the Company’s historical PDs and LGDs. The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the allowance for credit losses on loans. The calculation includes a 12-month PD forecast based on the peer index regression model comparing peer defaults to the national unemployment rate, followed by a straight-line reversion to long term historical peer loss rates over a 12-month period. Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience.

We identified the Company’s estimate of the allowance for credit losses as a critical audit matter. The principal considerations for our determination of the allowance for credit losses as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors, model assumptions, forecasts and forecasting periods. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed. The primary procedures we performed to address this critical audit matter included the following:

•	We obtained an understanding of the Company’s process for establishing the ACL, including the basis for development and related adjustments of the qualitative factor components of the ACL.
•	Evaluated the relevance and reasonableness of key assumptions by assessing portfolio segmentation, credit quality indicators, current credit conditions, and the incorporation of reasonable and supportable economic forecasts.
•	Tested the completeness and accuracy of significant estimate inputs by verifying loan‑level data, non-discounted cash flow model inputs, and macroeconomic variables used to generate forecasted scenarios and qualitative overlays.
•	Recalculated historical loss rates, regression-based factors, and a sample of loan‑level non-discounted cash flows.
•	Evaluated the reasonableness of assumptions and data used by the Company in developing qualitative factors by comparing these data points to internally developed and third-party sources, as well as other audit evidence gathered.
•	Evaluated the reasonableness of forward‑looking forecasts by comparing forecasted macroeconomic variables and scenario weightings to third‑party forecasts, independently recalculating model‑generated forecast factors.
•	Evaluated subsequent events and transactions and considered whether those events and transactions corroborated or contradicted the Company’s estimate of ACL.

/s/ Elliott Davis, LLC

Firm ID: 149

We have served as the Company’s auditor since 2006.

Charleston, South Carolina

March 16, 2026

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2025	2024
ASSETS
Cash and due from banks	$23,876	$26,373
Interest-bearing bank balances	137,184	123,455
Investment securities available-for-sale	294,109	279,582
Investment securities held-to-maturity, fair value of $188,563 and $196,040 at December 31, 2025 and December 31, 2024, respectively, net of allowance for credit losses-investments	195,116	209,413
Other investments, at cost	2,942	2,679
Loans held-for-sale	10,737	9,662
Loans held-for-investment	1,311,019	1,220,542
Less, allowance for credit losses	13,806	13,135
Net loans held-for-investment	1,297,213	1,207,407
Property and equipment - net	29,342	29,975
Lease right-of-use asset	2,192	2,477
Bank owned life insurance	31,801	30,973
Other real estate owned	168	543
Intangible assets	289	446
Goodwill	14,637	14,637
Other assets	18,126	20,399
Total assets	$2,057,732	$1,958,021
LIABILITIES
Deposits:
Non-interest bearing	$467,265	$462,717
Interest bearing	1,282,279	1,213,184
Total deposits	1,749,544	1,675,901
Securities sold under agreements to repurchase	107,189	103,110
Junior subordinated debt	14,964	14,964
Lease liability	2,373	2,646
Other liabilities	16,105	16,906
Total liabilities	1,890,175	1,813,527
Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,693,215 at December 31, 2025, and 7,644,424 at December 31, 2024	7,693	7,644
Nonvested restricted stock and stock units	3,065	2,639
Additional paid in capital	94,909	93,834
Retained earnings	80,291	65,836
Accumulated other comprehensive loss	(18,401)	(25,459)
Total shareholders’ equity	167,557	144,494
Total liabilities and shareholders’ equity	$2,057,732	$1,958,021

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2025	2024	2023
Interest income:
Loans, including fees	$73,655	$66,431	$52,317
Investment securities - taxable	15,548	16,084	16,715
Investment securities – non-taxable	1,378	1,420	1,471
Other short-term investments and CDs	6,473	5,487	2,194
Total interest income	97,054	89,422	72,697
Interest expense:
Deposits	31,247	31,173	16,563
Securities sold under agreement to repurchase	2,713	2,183	1,658
Other borrowed money	1,072	4,026	5,584
Total interest expense	35,032	37,382	23,805
Net interest income	62,022	52,040	48,892
Provision for credit losses	770	809	1,129
Net interest income after provision for credit losses	61,252	51,231	47,763
Non-interest income:
Deposit service charges	922	952	963
Mortgage banking income	3,270	2,368	1,406
Investment advisory fees and non-deposit commissions	7,565	6,181	4,511
Loss on sale of securities	—	—	(1,249)
Gain on sale of other real estate owned	127	—	151
Loss on sale of other assets	—	(5)	—
Other non-recurring income	190	105	121
Other	4,871	4,403	4,518
Total non-interest income	16,945	14,004	10,421
Non-interest expense:
Salaries and employee benefits	31,949	29,263	25,864
Occupancy	3,142	3,094	3,157
Equipment	1,552	1,451	1,566
Marketing and public relations	1,821	1,511	1,496
FDIC insurance assessments	1,117	1,177	904
Other real estate expense (income)	138	103	(112)
Amortization of intangibles	158	158	158
Merger	1,264	—	—
Other	12,197	10,708	10,111
Total non-interest expense	53,338	47,465	43,144
Net income before tax	24,859	17,770	15,040
Income tax expense	5,654	3,815	3,197
Net income	$19,205	$13,955	$11,843

Basic earnings per common share	$2.51	$1.83	$1.56
Diluted earnings per common share	$2.47	$1.81	$1.55

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(Dollars in thousands)	2025	2024	2023
Net income	$19,205	$13,955	$11,843
Other comprehensive income:
Unrealized gain during the period on available for sale securities, net of tax expense of $1,533, $215, and $501, respectively	5,767	1,370	1,884
Reclassification adjustment for hedge-related loss included in net income, net of tax benefit of $9, $0, and $0, respectively	(34)	—	—
Reclassification adjustment for loss on sale of available-for-sale securities included in net income, net of tax benefit of $0, $0, and $262, respectively	—	—	987
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $352, $362, and $352, respectively	1,325	1,362	1,324
Other comprehensive income	7,058	2,732	4,195
Comprehensive income	$26,263	$16,687	$16,038

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock			Nonvested		Accumulated
(Dollars and shares in thousands)	Number Shares Issued	Common Stock	Additional Paid-in Capital	Restricted Stock and Stock Units	Retained Earnings	Other Comprehensive Income (Loss)	Total
Balance, December 31, 2022	7,578	$7,578	$92,683	$1,461	$49,025	$(32,386)	$118,361

Net income	—	—	—	—	11,843	—	11,843
Adoption of ASU 2016-13 net of tax benefit of $90	—	—	—	—	(337)	—	(337)
Other comprehensive income net of tax benefit of $1,115	—	—	—	—	—	4,195	4,195
Issuance of restricted stock	8	8	146	(154)	—	—	—
Issuance of common stock-deferred compensation	2	2	39	(69)	—	—	(28)
Grant of restricted stock units	—	—	—	180	—	—	180
Amortization of compensation on restricted stock	—	—	—	763	—	—	763
Shares forfeited	(6)	(6)	(115)	—	—	—	(121)
Dividends: Common ($0.56 per share)	—	—	—	—	(4,235)	—	(4,235)
Dividend reinvestment plan	24	24	414	—	—	—	438
Balance, December 31, 2023	7,606	$7,606	$93,167	$2,181	$56,296	$(28,191)	$131,059

Net income	—	—	—	—	13,955	—	13,955
Other comprehensive income net of tax expense of $577	—	—	—	—	—	2,732	2,732
Issuance of restricted stock	14	14	231	(245)	—	—	—
Issuance of common stock-deferred compensation	9	9	160	(273)	—	—	(104)
Grant of restricted stock units	—	—	—	160	—	—	160
Amortization of compensation on restricted stock	—	—	—	816	—	—	816
Shares forfeited	(7)	(7)	(112)	—	—	—	(119)
Dividends: Common ($0.58 per share)	—	—	—	—	(4,415)	—	(4,415)
Dividend reinvestment plan	22	22	388	—	—	—	410
Balance, December 31, 2024	7,644	$7,644	$93,834	$2,639	$65,836	$(25,459)	$144,494

Net income	—	—	—	—	19,205	—	19,205
Other comprehensive income net of tax expense of $1,876	—	—	—	—	—	7,058	7,058
Stock-based compensation	37	37	701	426	—	—	1,164
Dividends: Common ($0.62 per share)	—	—	—	—	(4,750)	—	(4,750)
Dividend reinvestment plan	12	12	374	—	—	—	386
Balance, December 31, 2025	7,693	$7,693	$94,909	$3,065	$80,291	$(18,401)	$167,557

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$19,205	$13,955	$11,843
Adjustments to reconcile net income to net cash provided in operating activities
Depreciation	1,713	1,706	1,760
Net premium amortization AFS	(2,902)	(3,136)	(2,507)
Net premium amortization HTM	(698)	(626)	(575)
Provision for credit losses	770	809	1,129
Write-downs of other real estate owned	125	79	44
Gain on sale of other real estate owned	(127)	—	(151)
Originations of HFS loans	(115,479)	(79,376)	(50,253)
Sales of HFS loans	117,659	76,497	49,004
Gain on sale of HFS loans	(3,255)	(2,350)	(1,405)
Amortization of intangibles	158	158	158
Loss on sale of securities	—	—	1,249
Loss on fair value of equity investments	(2)	(20)	(19)
Accretion on acquired loans	—	—	(81)
Loss on sale of other assets	—	5	—
Stock-based compensation	1,164	753	794
Decrease (increase) in other assets	1,483	1,302	(1,628)
(Decrease) increase in other liabilities	(1,125)	1,868	3,658
Net cash provided by operating activities	18,689	11,624	13,020
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	—	—	38,662
Purchase of investment securities available-for-sale	(42,539)	(17,733)	(6,025)
(Purchase) sale of other investment securities	(303)	1,766	(2,589)
Maturity/call of investment securities available-for-sale	38,259	27,628	21,891
Maturity/call of investment securities held-to-maturity	14,999	8,391	12,074
Increase in loans	(90,528)	(86,588)	(153,029)
Proceeds from sale of other real estate owned	377	—	419
Purchase of property and equipment	(1,110)	(1,097)	(1,071)
Net disposal of property and equipment	30	—	—
Net cash used by investing activities	(80,815)	(67,633)	(89,668)
Cash flows from financing activities:
Increase in deposit accounts	73,643	164,900	125,619
Decrease in federal funds borrowed	—	—	(22,000)
Advances from the Federal Home Loan Bank	—	—	289,000
Repayment of advances from the Federal Home Loan Bank	—	(90,000)	(249,000)
Increase (decrease) in securities sold under agreements to repurchase	4,079	40,247	(5,880)
Proceeds from dividend reinvestment plan	386	410	438
Dividends paid on common stock	(4,750)	(4,415)	(4,235)
Net cash provided by financing activities	73,358	111,142	133,942
Net increase in cash and cash equivalents	11,232	55,133	57,294
Cash and cash equivalents at beginning of year	149,828	94,695	37,401
Cash and cash equivalents at end of year	$161,060	$149,828	$94,695
Supplemental disclosure:
Cash paid during the period for: interest	$33,783	$33,235	$20,750
Income Taxes	$5,504	$3,761	$3,574
Non-cash investing and financing activities:
Unrealized gain on securities available-for-sale, net of tax	$7,300	$1,370	$2,871
Adoption of ASU 2016-13 (CECL transition)	$—	$—	$337
Transfer of loans to other real estate owned	$—	$—	$44
Recognition of operating lease right of use asset	$—	$—	$835
Recognition of operating lease liability	$—	$—	$835
Termination of operating lease right of use asset	$—	$476	$—
Termination of operating lease liability	$—	$510	$—

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

Gains and losses on the sale of available-for-sale securities and trading securities are determined using the specific identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are judged to be due to credit impairment are written down to fair value and charged to income in the Consolidated Statements of Income.

Premiums are recognized in interest income using the effective interest method over the period to the earliest call date. Discounts are recognized in interest income using the effective interest method to maturity.

Other Investments, At Cost

Equity Securities without readily determinable fair values include Federal Home Loan Bank (“FHLB”) of Atlanta capital stock and various other non-marketable equity investments. Investment in the FHLB of Atlanta is a condition of borrowing from the FHLB of Atlanta. FHLB stock is carried at cost and periodically evaluated for impairment based on an assessment of the ultimate recovery of par value. Both cash and stock dividends are reported as interest income. At December 31, 2025 and 2024, the Company’s investment in FHLB stock was $1.4 million and $1.3 million, respectively. Dividends received on other investments, at cost are reported as interest income.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Credit Losses on Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $1.3 million at December 31, 2025 and 2024 and was excluded from the estimate of credit losses. The held-to-maturity portfolio consists of mortgage-backed and municipal securities. Securities are generally rated BBB- or higher. Securities are analyzed individually to establish a CECL reserve.

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

All the mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS at December 31, 2025 and December 31, 2024. The Company does record an allowance for credit losses on state and local government securities in the held-to-maturity portfolio, all of which are highly rated by major rating agencies.

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

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as provision for (or release of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2025 and 2024, there was no allowance for credit loss related to the available-for-sale securities portfolio.

Accrued interest receivable on available-for-sale securities totaled $789,000 and $840,000 at December 31, 2025 and 2024, respectively, and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future, until maturity, or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $4.6 million and $4.1 million at December 31, 2025 and 2024, respectively, and was reported in other assets on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

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

The Company has elected a non-discounted cash flow methodology with probability of default (“PD”) and loss given default (“LGD”) for all call report code cohorts (“cohorts”), as this is believed to be the most accurate model available. The PD calculation looks at the historical loan portfolio at particular points in time (each month during the lookback period) to determine the probability that loans in a certain cohort will default over the next 12-month period. A default is defined as a loan that has moved to past due 90 days and greater, nonaccrual status, or experienced a charge-off during the period. Currently, the Company’s historical data is insufficient due to a minimal amount of default activity or zero defaults, therefore, management uses index PDs comprised of rates derived from the PD experience of other community banks in place of the Company’s historical PDs.

The LGD calculation looks at actual losses (net charge-offs) experienced over the entire lookback period for each cohort of loans. The aggregate loss amount is divided by the exposure at default to determine an LGD rate. All defaults (nonaccrual, charge-off, or greater than 90 days past due) occurring during the lookback period are included in the denominator, whether a loss occurred or not and exposure at default is determined by the loan balance immediately preceding the default event (i.e., nonaccrual or charge-off). Due to very limited charge-off history, management uses index LGDs comprised of rates derived from the LGD experience of other community banks in place of the Company’s historical LGDs.

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics. The Bank has identified the following pools:

•	Loans Secured by Non-Owner Occupied Commercial Real Estate – These loans are to businesses for structures that will be leased to other commercial entities. Cash flows to pay these loans is dependent on lease payments to the business owners.

•	Loans Secured by Owner Occupied Commercial Real Estate – These loans are to businesses who are housed in the building that serves as collateral. Cash flows to pay these loans is dependent on cash generated by the business.

•	Commercial and Industrial Loans – These loans are to businesses for purposes other than commercial real estate, such as equipment. The loans are typically secured by the equipment purchased, and cash flows to pay these loans is dependent on cash generated by the business.

•	Loans Secured by Residential Real Estate – These loans are to businesses and individuals for real estate with houses or apartment complexes on it. Cash flows to pay these loans is dependent on household income, and the collateral rises and falls in value in alignment with the residential property market.

•	Loans Secured by Farmland – These loans are secured by agricultural property.

•	Loans to States and Municipalities – These loans are to governments and are backed by tax revenues.

•	Loans Secured by Construction and Development – These loans are for new construction and work on the underlying land.

•	Other Consumer Loans – These loans are to consumers and are secured by collateral other than residential real estate, e.g., automobiles.

Loans that do not share risk characteristics are evaluated on an individual basis. Generally, this population includes loan relationships exceeding $500,000 and on nonaccrual status, however they can also include any loan that does not share risk characteristics with its respective pool. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate. When the expected source of repayment is from a source other than the underlying collateral, impairment will generally be measured based upon the present value of expected proceeds discounted at the contractual interest rate.

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

Mortgage Loans Held for Sale

The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor, are carried in the Company’s loans held for sale portfolio at the lower of cost or market. These loans are primarily fixed rate residential loans that have been originated in the Company’s name and have closed. Virtually all these loans have commitments to be purchased by investors at a locked-in price with the investors on the same day that the loan was locked in with the Company’s customers. Therefore, these loans present very little market risk for the Company.

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

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of fair value of net assets acquired (including identifiable intangibles) in purchase transactions. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles). Core deposit intangibles are being amortized on a straight-line basis over 7 years. Goodwill and identifiable intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. During the years ended December 31, 2025 and 2024, management performed a qualitative assessment and concluded it is more likely than not that the fair value of the reporting unit exceeded its carrying amount. Accordingly, no quantitative impairment test was performed and no impairment was recognized.

Other Real Estate Owned

Other real estate owned includes real estate acquired through foreclosure. Other real estate owned is carried at the lower of cost (principal balance at date of foreclosure) or fair value minus estimated cost to sell. Any write-downs at the date of foreclosure are charged to the allowance for credit losses. Expenses to maintain such assets, subsequent changes in the valuation allowance, and gains or losses on disposal are included in other non-interest expenses.

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

Comprehensive Income

The Company reports comprehensive income in accordance with Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” ASC 220 requires that all items that are required to be reported under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The disclosure requirements have been included in the Company’s consolidated statements of comprehensive income.

Mortgage Origination Fees

Mortgage origination fees relate to activities comprised of accepting residential mortgage applications, qualifying borrowers to standards established by investors and selling the mortgage loans to the investors under pre-existing commitments. The related fees received by the Company for these services are recognized at the time the loan is closed.

Advertising Expense

Marketing and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Marketing and public relations expense totaled $1.8 million, $1.5 million and $1.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

A deferred income tax liability or asset is recognized for the estimated future effects attributable to differences in the tax bases of assets or liabilities and their reported amounts in the financial statements as well as operating loss and tax credit carry forwards. The deferred tax asset or liability is measured using the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be realized. There are no uncertain tax positions at December 31, 2025 or 2024.

Stock Based Compensation Cost

The Company accounts for stock-based compensation under the fair value provisions of the accounting literature. Compensation expense is recognized in salaries and employee benefits.

The fair value of each options grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted in 2025, 2024 or 2023.

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

Reclassifications

Certain amounts presented in the Company's previously issued financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported shareholders' equity or net income.

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

Application of New Accounting Guidance Adopted in 2025

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This amendment is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. See footnote 14 for details.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans. These amendments are intended to improve comparability and consistency in acquisition reporting for purchased loans. The amendments eliminate day-one current expected credit loss double counting, define purchased seasoned loans, expands the gross-up approach to include purchased seasoned loans, other than credit cards, clarify interest income recognition for purchased loans, and allow entities to measure expected credit losses using amortized cost rather than unpaid principal balance. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted, and the Company early-adopted these amendments in 2025.

Recently Issued Accounting Standards

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. These amendments are intended to better align hedge accounting with risk management strategies and address reference rate reform issues. The amendments change grouping criteria for cash flow hedges, establish a model for hedging forecasted interest payments on variable-rate debt instruments with selectable indices and tenors, permit hedging of eligible components of spot-market and forward-contract transactions, and eliminate the net written option test for certain compound derivatives. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. These amendments are intended to clarify interim disclosure guidance. For public business entities, the amendments are effective for annual periods beginning after December 15, 2027.

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

Note 3—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
US Treasury securities	$25,804	$7	$(1,717)	$24,093
Government Sponsored Enterprises	2,500	—	(244)	2,256
Mortgage-backed securities	262,096	694	(10,604)	252,185
Small Business Administration pools	8,858	17	(207)	8,668
Corporate and other securities	7,507	—	(601)	6,907
Total	$306,765	$718	$(13,373)	$294,109

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
US Treasury securities	$15,822	$—	$(2,582)	$13,240
Government Sponsored Enterprises	2,500	—	(390)	2,110
Mortgage-backed securities	260,023	40	(15,859)	244,204
Small Business Administration pools	12,437	15	(373)	12,079
Corporate and other securities	8,755	—	(806)	7,949
Total	$299,537	$55	$(20,010)	$279,582

Note 3—INVESTMENT SECURITIES (Continued)

HELD-TO-MATURITY:

Schedule of Amortized Cost and Estimated Fair Values of Investment Securities Held-To-Maturity

(Dollars in thousands)	Amortized Cost Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Mortgage-backed securities	$93,066	$—	$(4,921)	$88,153
State and local government	102,050	140	(1,779)	100,410
Total	$195,116	$140	$(6,700)	$188,563

(Dollars in thousands)	Amortized Cost Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Mortgage-backed securities	$105,563	—	$(8,645)	$96,918
State and local government	103,850	—	(4,728)	99,122
Total	$209,413	$—	$(13,373)	$196,040

On June 1, 2022, the Company reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available for sale securities on the date of transfer totaled approximately $16.7 million, and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $10.6 million ($8.4 million net of tax) at December 31, 2025, $12.3 million ($9.7 million net of tax) at December 31, 2024 and $14.0 million ($11.1 million net of tax) at December 31, 2023.

During the year ended December 31, 2023, the Company sold $39.9 million of book value US Treasury securities from the available-for-sale investment securities portfolio. This sale created a one-time pre-tax loss of $1.2 million and provided additional liquidity to pay down borrowings and fund loan growth. During the years ended December 31, 2025 and 2024, respectively, the Company sold no investment securities. The tax benefit applicable to the net realized loss was approximately $0, $0, and $262 for 2025, 2024 and 2023, respectively.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2025 and December 31, 2024.

Note 3—INVESTMENT SECURITIES (Continued)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2025	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss
US Treasury Securities	$—	$—	$14,134	$1,717	$14,134	$1,717
Government Sponsored Enterprise	—	—	2,256	244	2,256	244
Mortgage-backed securities	454	—	189,625	10,604	190,079	10,604
Small Business Administration pools	317	3	6,342	204	6,659	207
Corporate and other securities	—	—	6,893	601	6,893	601
Total	$771	$3	$219,250	$13,370	$220,021	$13,373

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss
US Treasury Securities	$—	$—	$13,240	$2,582	$13,240	$2,582
Government Sponsored Enterprise	—	—	2,110	390	2,110	390
Mortgage-backed securities	14,310	150	216,452	15,709	230,762	15,859
Small Business Administration pools	1,279	2	8,554	371	9,833	373
Corporate and other securities	1,488	263	6,449	543	7,937	806
Total	$17,077	$415	$246,805	$19,595	$263,882	$20,010

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2025	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-maturity securities:	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed securities	—	—	88,153	4,921	88,153	4,921
State and local government	10,643	14	68,752	1,765	79,395	1,779
Total	$10,643	$14	$156,905	$6,686	$167,548	$6,700

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-maturity securities:	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed securities	—	—	96,918	8,645	96,918	8,645
State and local government	21,376	436	76,104	4,292	97,480	4,728
Total	$21,376	$436	$173,022	$12,937	$194,398	$13,373

Note 3—INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of investment securities at December 31, 2025, by expected maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$12,338	$12,320
Due after one year through five years	17,759	17,024
Due after five years through ten years	24,271	22,217
Due after ten years	252,383	242,535
	$306,765	$294,109

HELD-TO-MATURITY:

(Dollars in thousands)	Held-to-maturity
	Amortized Cost	Fair Value
Due in one year or less	$5,616	$5,610
Due after one year through five years	64,925	64,120
Due after five years through ten years	53,673	52,898
Due after ten years	70,921	65,954
Allowance for Credit Losses on Held-to-Maturity Securities	(19)	(19)
	$195,116	$188,563

Securities with an amortized cost of $373.6 million and fair value of $359.6 million at December 31, 2025 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase. Securities with an amortized cost of $388.5 million and fair value of $363.8 million at December 31, 2024 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase.

Allowance for Credit Losses on Held-to-Maturity Securities

Expected credit losses on held-to-maturity debt securities are evaluated by major security type. The held-to-maturity portfolio consists of mortgage-backed and municipal securities. Securities are generally rated BBB- or higher. Municipal securities are analyzed individually to establish a CECL reserve.

All mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS at the adoption of CECL at December 31, 2024 or December 31, 2025.

The following table shows a roll forward of the allowance for credit losses on held to maturity securities for the years ended December 31, 2025 and 2024.

State and
local
(Dollars in thousands)	government
Allowance for Credit Losses on Held-to-Maturity Securities:

Beginning balance, December 31, 2023	$(30)
Release of credit losses	7
Ending balance, December 31, 2024	$(23)
89

Note 3—INVESTMENT SECURITIES (Continued)

State and
local
(Dollars in thousands)	government
Allowance for Credit Losses on Held-to-Maturity Securities:

Beginning balance, December 31, 2024	$(23)
Release of credit losses	4
Ending balance, December 31, 2025	$(19)

For the years ended December 31, 2025 and 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual at December 31, 2025 or 2024.

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

Changes in the allowance for credit loss are recorded as provision for (or release of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2025 and December 31, 2024, there was no allowance for credit loss related to the available-for-sale securities portfolio.

Note 4—LOANS

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $2.3 million and $2.1 million as of December 31, 2025 and December 31, 2024, respectively.

	December 31,
(Dollars in thousands)	2025	2024
Commercial	$91,930	$86,616
Real estate:
Construction	152,077	152,155
Mortgage-residential	130,476	124,751
Mortgage-commercial	863,422	796,411
Consumer:
Home equity	53,693	42,304
Other	19,421	18,305
Total	$1,311,019	$1,220,542

Activity in the allowance for credit losses – loans was as follows:

	Years ended December 31,
(Dollars in thousands)	2025	2024	2023
Balance at the beginning of year	$13,135	$12,267	$11,336
Adjustment for adoption of ASU 2016-13	—	—	(14)
Provision for credit losses	722	933	939
Charged off loans	(132)	(184)	(87)
Recoveries	81	119	93
Balance at end of year	$13,806	$13,135	$12,267
90

Note 4—LOANS (Continued)

The detailed activity in the allowance for credit losses on loans by portfolio segment as of and for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 follows:

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at December 31, 2024	$994	$1,675	$1,639	$7,974	$568	$285	$13,135
Charge-offs	—	—	—	(2)		(130)	(132)
Recoveries	11	3	—	18	8	41	81
Provision for (release of) credit losses	45	(24)	81	359	130	131	722
Balance at December 31, 2025	$1,050	$1,654	$1,720	$8,349	$706	$327	$13,806

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Unallocated	Total Loans
Balance at December 31, 2023	$935	$1,337	$1,122	$8,146	$472	$255	$—	$12,267
Charge-offs	(87)	—	—	(2)	—	(95)	—	(184)
Recoveries	61	2	18	11		18	—	119
Provision for credit losses	85	336	499	(181)	9	107	—	933
Balance at December 31, 2024	$994	$1,675	$1,639	$7,974	$568	$285	—	$13,135

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
Balance at December 31, 2022	$849	$75	$723	$8,569	$314	$170	$636	$11,336
Adjustment to allowance for adoption of ASU 2016-13	193	1,075	32	(883)	166	39	(636)	(14)
Charge-offs	(20)	—	—	—	—	(67)	—	(87)
Recoveries	5	2	9	37	22	18	—	93
Provisions for credit losses	(92)	185	358	423	(30)	95	—	939
Balance at December 31, 2023	$935	$1,337	$1,122	$8,146	$472	$255	$—	$12,267

The following table presents an allocation of the allowance for credit losses at the end of each of the past three years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

Note 4—LOANS (Continued)

The following tables show the amortized cost basis for loan modifications for borrowers experiencing financial difficulty during the 12 months ended December 31, 2025 that had a payment default, segregated by loan category and describes the financial effect of the modification made for a borrower experiencing financial difficulty.

	December 31, 2025
(Dollars in thousands)	Amortized cost basis	% of Total Loan Type	Financial effect
Real Estate Mortgage Residential	$1,686	1.29%	Deferred monthly payments that are added to the end of the original loan term
Real Estate Mortgage Residential	201	0.15%	Deferred interest payments added to principal balance, re-amortized loan
Real Estate Mortgage Commercial	1,487	0.17%	Interest only period extended instead of converting to principal and interest payments
Construction	736	0.48%	Interest only period extended instead of converting to principal and interest payments
Total Loans	$4,110	0.31%

The following table depicts the performance of loans that have been modified for borrowers experiencing financial difficulty in the last 12 months.

(Dollars in thousands)		30-89 Days	Greater than 90 Days
December 31, 2025	Current	Past Due	Past Due	Nonaccrual
Real Estate Mortgage Residential	$1,686	$—	$—	201
Real Estate Mortgage Commercial	1,487	—	—	—
Construction	736	—	—	—
Total Loans	$3,909	$—	$—	201

The following table shows the amortized cost basis at December 31, 2024 of the loans modified for borrowers experiencing financial difficulty during the 12 month period ended December 31, 2024 that had a payment default segregated by loan category and describes the financial effect of the modification made for a borrower experiencing financial difficulty.

	December 31, 2024
(Dollars in thousands)	Amortized cost basis	% of Total Loan Type	Financial effect
Real Estate Mortgage Residential	$355	0.28%	Deferred monthly payments that are added to the end of the original loan term
Real Estate Mortgage Residential	217	0.17%	Deferred interest payments added to principal balance, re-amortized loan
Total Loans	$572	0.46%

The following table depicts the performance of loans that have been modified for borrowers experiencing financial difficulty in year ended December 31, 2024.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be “Pass” rated loans.

Note 4—LOANS (Continued)

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2025:

	Term Loans by year of Origination
($ in thousands)	2021	2022	2023	2024	2025	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$17,336	$4,627	$5,776	$12,192	$15,461	$7,442	$28,603	$8	$91,445
Special mention	—	—	—	—	—	347	—	—	347
Substandard	—	—	—	—	—	138	—	—	138
Total commercial	17,336	4,627	5,776	12,192	15,461	7,927	28,603	8	91,930

Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate construction
Pass	2,216	32,526	23,408	34,974	14,749	5,788	35,618	554	149,833
Special mention	—	—	1,503	741	—	—	—	—	2,244
Total real estate construction	2,216	32,526	24,911	35,715	14,749	5,788	35,618	554	152,077

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	4,685	27,047	45,261	15,007	10,196	15,284	796	10,973	129,249
Special mention	—	351	475	—	—	199	—	—	1,025
Substandard	—	—	—	—	—	202	—	—	202
Total real estate mortgage-residential	4,685	27,398	45,736	15,007	10,196	15,685	796	10,973	130,476

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	104,047	170,357	122,001	80,330	149,985	216,802	17,741	335	861,598
Special mention	—	—	—	—	—	1,766	—	—	1,766
Substandard	—	—	—	—	—	58	—	—	58
Total real estate mortgage-commercial	104,047	170,357	122,001	80,330	149,985	218,626	17,741	335	863,422

Current period gross write-offs	—	2	—	—	—	—	—	—	2

Consumer - home equity
Pass	—	—	—	—	—	—	52,453	—	52,453
Special mention	—	—	—	—	—	—	185	—	185
Substandard	—	—	—	—	—	—	1,055	—	1,055
Total consumer - home equity	—	—	—	—	—	—	52,693	—	53,693

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	143	291	756	1,712	2,572	1,078	12,869	—	19,421
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total consumer - other	143	291	756	1,712	2,572	1,078	12,869	—	19,421

Current period gross write-offs	—	—	11	4	—	—	115	—	130
94

Note 4—LOANS (Continued)

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024:

	Term Loans by year of Origination
($ in thousands)	2020	2021	2022	2023	2024	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$605	$20,288	$7,084	$8,336	$21,808	$8,100	$20,359	$36	$86,616
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total commercial	605	20,288	7,084	8,336	21,808	8,100	20,359	36	86,616

Current period gross write-offs	5	77	—	—	—	5	—	—	87
Real estate construction
Pass	—	2,295	44,290	44,022	27,213	6,231	28,104	—	152,155
Total real estate construction	—	2,295	44,290	44,022	27,213	6,231	28,104	—	152,155

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	9,240	5,191	32,422	28,983	14,492	8,012	872	24,775	123,987
Special mention	21	—	358	—	—	167	—	—	546
Substandard	—	—	—	—	—	218	—	—	218
Total real estate mortgage-residential	9,261	5,191	32,780	28,983	14,492	8,397	872	24,775	124,751

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	79,977	118,415	190,140	115,525	76,754	196,793	17,949	582	796,135
Special mention	—	—	—	—	—	207	—	—	207
Substandard	—	—	—	—	—	69	—	—	69
Total real estate mortgage-commercial	79,977	118,415	190,140	115,525	76,754	197,069	17,949	582	796,411

Current period gross write-offs	—	2	—	—	—	—	—	—	2

Consumer - home equity
Pass	—	—	—	—	—	—	41,081	—	41,081
Special mention	—	—	—	—	—	—	160	—	160
Substandard	—	—	—	—	—	—	1,063	—	1,063
Total consumer - home equity	—	—	—	—	—	—	42,304	—	42,304

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	22	251	607	1,128	4,359	1,225	10,696	—	18,288
Special mention	—	—	—	14	—	—	—	—	14
Substandard	—	—	—	—	3	—	—	—	3
Total consumer - other	22	251	607	1,142	4,362	1,225	10,696	—	18,305

Current period gross write-offs	—	—	—	—	7	—	88	—	95

As of December 31, 2025 and December 31, 2024, no loans were classified as doubtful.

Note 4—LOANS (Continued)

The following tables are by loan category and present loans past due and on nonaccrual status as of December 31, 2025 and December 31, 2024:

(Dollars in thousands) December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$—	$20	$—	$—	$20	$91,910	$91,930
Real estate:
Construction	—	—	—	—	—	152,077	152,077
Mortgage-residential	756	—	—	201	957	129,519	130,476
Mortgage-commercial	56	—	—	—	56	863,366	863,422
Consumer:
Home equity	65	—	—	1	66	53,627	53,693
Other	37	—	2	—	39	19,382	19,421
Total	$914	$20	$2	$202	$1,138	$1,309,881	$1,311,019

(Dollars in thousands) December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$61	$—	$—	$—	$61	$86,555	$86,616
Real estate:
Construction	—	—	—	—	—	152,155	152,155
Mortgage-residential	14	—	—	217	231	124,520	124,751
Mortgage-commercial	—	87	—	—	87	796,324	796,411
Consumer:
Home equity	—	391	45	2	438	41,866	42,304
Other	1	—	3	—	4	18,301	18,305
Total	$76	$478	$48	$219	$821	$1,219,721	$1,220,542

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated.

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial	$—	$—	$—	$—	$—	$—
Real Estate:	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Mortgage-Residential	—	201	201	—	217	217
Mortgage-Commercial	—	—	—	—	—	—
Consumer Home Equity	—	1	1	—	2	2
Consumer Other	—	—	—	—	—	—
Total	$—	$202	$202	$—	$219	$219

There were no collateral dependent loans that were individually evaluated for years ended December 31, 2025 and December 31, 2024.

Note 4—LOANS (Continued)

Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the years ended December 31, 2025 and December 31, 2024.

	For the years ended December 31,
(Dollars in thousands)	2025	2024
Balance, beginning of year	$454	$1,058
New Loans	408	—
Less loan repayments	320	604
Balance, end of year	$542	$454

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $531,000 and $480,000 at December 31, 2025 and December 31, 2024 is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the year ended December 31, 2025.

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2024	$480
Provision for unfunded commitments	51
Balance, December 31, 2025	$531

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the year ended December 31, 2024.

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2023	$597
Release of allowance for unfunded commitments	(117)
Balance, December 31, 2024	$480

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

Level l	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s U.S. Treasury securities and government-sponsored enterprise securities are generally classified as Level 2 because their fair values are obtained from pricing services using observable market data and/or matrix pricing.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

FASB ASC 825-10-50 “Disclosure about Fair Value of Financial Instruments”, requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below.

Cash and short-term investments—The carrying amount of these financial instruments (cash and due from banks, interest-bearing bank balances, federal funds sold and securities purchased under agreements to resell) approximates fair value. All mature within 90 days and do not present unanticipated credit concerns and are classified as Level 1.

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

Derivative Financial Instruments —Derivative instruments (pay fixed swaps) used to hedge interest rate risk related to the mortgage portfolio are reported at fair value utilizing Level 2 inputs. The fair values of the hedged item and the interest rate swap are based on derivative market data as of the valuation date.

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

Loans Held for Investment—The valuation of loans receivable is estimated using the exit price notion which incorporates factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, fixed rate loans and all other loans. The results are then adjusted to account for credit risk as described above.

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

Short Term Borrowings—The carrying value of short-term borrowings (securities sold under agreements to repurchase) approximates fair value. These are classified as Level 2.

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

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of December 31, 2025 and December 31, 2024 are as follows:

	December 31, 2025
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$161,060	$161,060	$161,060	$—	$—
Available-for-sale securities	294,109	294,109	—	294,109	—
Held-to-maturity securities	195,116	188,563	—	188,563	—
Other investments, at cost	2,942	2,942	—	—	2,942
Loans held for sale	10,737	10,737	—	10,737	—
Derivative financial instruments	17	17		17
Net loans receivable	1,297,213	1,271,551	—	—	1,271,551
Accrued interest	6,247	6,247	6,247	—	—
Financial liabilities:
Non-interest bearing demand	$467,265	$467,265	$—	$467,265	$—
Interest bearing demand deposits and money market accounts	837,711	837,711	—	837,711	—
Savings	102,768	102,768	—	102,768	—
Time deposits	341,800	336,205	—	336,205	—
Total deposits	1,749,544	1,743,949	—	1,743,949	—
Short term borrowings	107,189	107,189	—	107,189	—
Derivative financial instruments	36	36	—	36	—
Junior subordinated debentures	14,964	13,445	—	13,445	—
Accrued interest payable	3,416	3,416	3,416	—	—
99

Note 5—FAIR VALUE MEASUREMENT (Continued)

	December 31, 2024
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$149,828	$149,828	$149,828	$—	$—
Available-for-sale securities	279,582	279,582	—	279,582	—
Held-to-maturity securities	209,413	196,040	—	196,040	—
Other investments, at cost	2,679	2,679	—	—	2,679
Loans held for sale	9,662	9,662	—	9,662	—
Derivative financial instruments	896	896	—	896
Net loans receivable	1,207,407	1,160,013	—	—	1,160,013
Accrued interest	6,084	6,084	6,084	—	—
Financial liabilities:
Non-interest bearing demand	$462,717	$462,717	$—	$462,717	$—
Interest bearing demand deposits and money market accounts	770,595	770,595	—	770,595	—
Savings	113,928	113,928	—	113,928	—
Time deposits	328,661	321,258	—	321,258	—
Total deposits	1,675,901	1,668,498	—	1,668,498	—
Short term borrowings	103,110	103,110	—	103,110	—
Junior subordinated debentures	14,964	13,042	—	13,042	—
Accrued interest payable	4,666	4,666	4,666	—	—

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2025 and December 31, 2024 that are measured on a recurring basis.

AVAILABLE-FOR-SALE:

(Dollars in thousands)

Description	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$24,093	$—	$24,093	$—
Government Sponsored Enterprises	2,256	—	2,256	—
Mortgage-backed securities	252,185	—	252,185	—
Small Business Administration pools	8,668	—	8,668	—
Corporate and other securities	6,907	—	6,907	—
Total Available-for-sale securities	294,109	—	294,109	—
Derivative financial instruments	17	—	17	—
Total	$294,126	$—	$294,126	$—

(Dollars in thousands)

Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Available- for-sale securities
US Treasury Securities	$13,240	$—	$13,240	$—
Government Sponsored Enterprises	2,110	—	2,110	—
Mortgage-backed securities	244,204	—	244,204	—
Small Business Administration pools	12,079	—	12,079	—
Corporate and other securities	7,949	—	7,949	—
Total Available-for-sale securities	279,582	—	279,582	—
Derivative financial instruments	896	—	896	—
Total	$280,478	$—	$280,478	$—

Note 5—FAIR VALUE MEASUREMENT (Continued)

The following table summarizes quantitative disclosures about the fair value for each category of liabilities carried at fair value as of December 31, 2025 that are required to be remeasured on a recurring basis. There were no liabilities carried at fair value as of December 31, 2024 that are measured on a recurring basis.

(Dollars in thousands)

Description	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Derivative financial instruments	$36	$—	$36	$—
Total	$36	$—	$36	$—
101

Note 5—FAIR VALUE MEASUREMENT (Continued)

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2025 and December 31, 2024 that are measured on a non-recurring basis. There were no liabilities carried at fair value and measured on a non-recurring basis at December 31, 2025 and 2024.

(Dollars in thousands)
Description	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Other real estate owned:
Mortgage-commercial	$168	$—	$—	$168
Total other real estate owned	168	—	—	168
Total	$168	$—	$—	$168

(Dollars in thousands)
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Other real estate owned:
Construction	$144	$—	$—	$144
Mortgage-commercial	399	—	—	399
Total other real estate owned	543	—	—	543
Total	$543	$—	$—	$543

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

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of December 31, 2025	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$168	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2024	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$543	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 6—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2025	2024
Land	$9,774	$9,804
Premises	29,119	28,768
Equipment	9,087	8,681
Property and equipment in progress	84	118
Property and equipment, gross	48,064	47,371
Accumulated depreciation	18,722	17,396
Property and equipment, net	$29,342	$29,975

Depreciation expense included in operating expenses for the years ended December 31, 2025, 2024 and 2023 amounted to $1.7 million, $1.7 million, and $1.8 million, respectively.

As of December 31, 2025 and December 31, 2024 there were no premises held-for-sale. There was no gain or loss on premises held for sale during the years ended December 31, 2025 and December 31, 2024. There was no gain or loss on sale of property and equipment during the year ended December 31, 2025. There was a loss on sale of property and equipment of $5,000 during the year ended December 31, 2024. There was no gain or loss on sale of property and equipment during the year ended December 31, 2023.

Note 7—GOODWILL, CORE DEPOSIT INTANGIBLE

Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2025	2024	2023
Core deposit premiums, gross carrying amount	$3,358	$3,358	$3,358
Other intangibles	538	538	538
Gross carrying amount	3,896	3,896	3,896
Accumulated amortization	(3,607)	(3,450)	(3,292)
Net	$289	$446	$604

Based on the core deposit and other intangibles as of December 31, 2025, the following table presents the aggregate amortization expense for each of the succeeding years ending December 31:

(Dollars in thousands)	Amount
2026	$158
2027	131
Total	$289

Amortization of the intangibles amounted to $158 thousand, $158 thousand, and $158 thousand for the years ended December 31, 2025, 2024 and 2023, respectively. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. During the year ended December 31, 2025, qualitative factors indicated it was more likely than not that the carrying value of goodwill was less than fair value, there were no indicators of impairment at December 31, 2025 and no quantitative testing was performed.

Note 7—GOODWILL, CORE DEPOSIT INTANGIBLE (Continued)

The Company’s carrying amount of goodwill at December 31, 2025, December 31, 2024, and changes to the goodwill are summarized as follows:

	December 31,
(In thousands)	2025	2024
Balance—beginning of year	$14,637	$14,637
Acquired Goodwill	—	—
Impairment	—	—
Balance, end of year	$14,637	$14,637

Note 8—OTHER REAL ESTATE OWNED

The following summarizes the activity in the other real estate owned for the years ended December 31, 2025 and 2024.

	December 31,
(In thousands)	2025	2024
Balance—beginning of year	$543	$622
Write-downs	(125)	(79)
Sales	(250)	—
Balance, end of year	$168	$543

Note 9—DEPOSITS

The Company’s total deposits are comprised of the following at the dates indicated:

	December 31,	December 31,
(Dollars in thousands)	2025	2024
Non-interest bearing deposits	$467,265	$462,717
Interest bearing demand deposits and money market accounts	837,711	770,595
Savings	102,768	113,928
Time deposits	341,800	328,661
Total deposits	$1,749,544	$1,675,901

Time deposits above include zero and $10.4 million in brokered deposits as of December 31, 2025 and December 31, 2024, respectively.

At December 31, 2025, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2026	$332,695
2027	5,513
2028	1,963
2029	750
2030 and after	879
Total	$341,800

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at December 31, 2025 and December 31, 2024 were $101.8 million and $89.0 million, respectively.

Deposits from directors and executive officers and their related interests at December 31, 2025 and 2024 amounted to approximately $27.8 million and $17.6 million, respectively.

The amount of overdrafts classified as loans at December 31, 2025 and 2024 were $64 thousand and $57 thousand, respectively.

Note 10—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one day to four days from the transaction date. The weighted average interest rate at December 31, 2025 and 2024 was 2.18% and 2.55%, respectively. The maximum month-end balance during 2025 and 2024 was $148.8 million and $107.1 million, respectively. The average outstanding balance during the years ended December 31, 2025 and 2024 amounted to $111.9 million and $77.2 million, respectively, with an average rate paid of 2.42% and 2.83%, respectively. Securities sold under agreements to repurchase are collateralized by U.S. government and agency securities with fair market values exceeding the total balance of the agreement.

At December 31, 2025 and 2024, the Company had unused short-term lines of credit totaling $112.5 million and $87.5 million respectively.

Note 11—ADVANCES FROM FEDERAL HOME LOAN BANK

As collateral for its advances, the Company has pledged in the form of blanket liens and eligible loans, in the amount of $27.2 million at December 31, 2025. Securities have been pledged as collateral for advances in the amount of $46.0 million as of December 31, 2025. As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $28.9 million at December 31, 2024. Securities have been pledged as collateral for advances in the amount of $53.5 million as of December 31, 2024. Advances are subject to prepayment penalties. The average advances during 2025 and 2024 were zero and $54.8 million, respectively. The average interest rate for 2025 and 2024 was zero and 5.12%, respectively. The maximum outstanding amount at any month end was zero million and $90.0 million for 2025 and 2024, respectively.

During the year ended December 31, 2025, there were no advances that were prepaid. Accordingly, no losses were realized on early extinguishment. During the year ended December 31, 2024, there were $35 million in advances that were prepaid. The loss realized on early extinguishment of these advances was $229 thousand.

Note 12—JUNIOR SUBORDINATED DEBT

On September 16, 2004, FCC Capital Trust I (“Trust I”), a wholly owned unconsolidated subsidiary of the Company, issued and sold floating rate securities having an aggregate liquidation amount of $15.0 million. Until the cessation of LIBOR on June 30, 2024, the securities accrued and paid distributions quarterly at a rate of three month LIBOR plus 257 basis points, thereafter, such distributions to be paid quarterly transitioned to an adjusted Secured Overnight Financing Rate (SOFR) index in accordance with the Federal Reserve’s final rule implementing the Adjustable Interest Rate Act. The distributions are cumulative and payable in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust I securities for a period not to exceed 20 consecutive quarters, provided no extension can extend beyond the maturity date of September 16, 2034. The Trust I securities are mandatorily redeemable upon maturity at September 16, 2034. If the Trust I securities are redeemed on or after September 16, 2009, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. The Trust I security were eligible to be redeemed in whole but not in part, at any time prior to September 16, 2009 following an occurrence of a tax event, a capital treatment event or an investment company event. Currently, these securities qualify under risk-based capital guidelines as Tier 1 capital, subject to certain limitations. The Company has no current intention to exercise its right to defer payments of interest on the Trust I securities. In 2015, the Company redeemed $500 thousand of this Trust I security. This resulted in a gain of $130 thousand received in 2015.

Note 13—LEASES

The Company has operating leases on three of its facilities at December 31, 2025 and three of its facilities at December 31, 2024.

Note 13—LEASES (Continued)

The remaining three leases have maturities ranging from May 2027 to December 2038 some of which include extensions of multiple five-year terms. The right-of-use asset was $2.2 million and $2.5 million at December 31, 2025 and December 31, 2024, respectively. The lease liability was $2.4 million and $2.6 million at December 31, 2025 and December 31, 2024, respectively. During the twelve-month period ended December 31, 2025, the Company made cash payments in the amount of $432.9 thousand for operating leases and the lease liability was reduced by $780.0 thousand. The lease expense recognized during the twelve-month periods ended December 31, 2025, December 31, 2024, and December 31, 2023 amounted to $389.6 thousand, $423.9 thousand, and $448.5 thousand, respectively. The weighted average remaining lease term as of December 31, 2025, is s10.74 years and the weighted average discount rate used is 4.24%. The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2025.

(Dollars in thousands)
2026	$386
2027	363
2028	303
2029	178
2030	181
Thereafter	1,586
Total undiscounted lease payments	$2,997
Less effect of discounting	(624)
Present value of estimated lease payments (lease liability)	$2,373

Note 14—INCOME TAXES

Income tax expense for the years ended December 31, 2025, 2024 and 2023 consists of the following:

	Year ended December 31
(Dollars in thousands)	2025	2024	2023
Current
Federal	$6,537	$3,576	$2,937
State	232	219	627
Total Current	6,769	3,795	3,564
Deferred
Federal	(1,012)	71	(327)
State	(103)	(51)	(40)
Total Deferred	(1,115)	20	(367)
Income tax expense	$5,654	$3,815	$3,197

Reconciliation from expected federal tax expense to effective income tax expense for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2025		2024		2023
Expected federal income tax expense	$5,220	21.00%	$3,732	21.00%	$3,159	21.00%
State income tax net of federal benefit	102	0.41%	133	0.54%	464	3.08%
Tax exempt interest	(227)	-0.91%	(195)	-0.78%	(275)	-1.83%
Increase in cash surrender value life insurance	(174)	-0.70%	(168)	-0.68%	(176)	-1.17%
Valuation allowance	4	0.02%	64	0.26%	93	0.62%
Life Insurance Proceeds	—	0.00%	—	0.00%	(19)	-0.13%
Excess tax benefit of stock compensation	—	0.00%	30	0.12%	—	0.00%
Tax credits	(22)	-0.09%	105	0.42%	—	0.00%
Other	751	3.02%	114	0.46%	(49)	-0.33%
Total	$5,654	22.75%	$3,815	21.33%	$3,197	21.25%

Note 14—INCOME TAXES (Continued)

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2025	2024
Assets:
Allowance for credit losses	$2,950	$2,813
Unfunded Commitments	113	103
Excess tax basis of deductible intangible assets	14	26
Net operating loss carry forward	1,001	997
Unrealized losses on available-for-sale securities	2,667	4,191
Unrealized losses on held-to-maturity securities	2,225	2,557
Compensation expense deferred for tax purposes	1,622	1,528
Deferred loss on other-than-temporary-impairment charges	5	5
Origination Income & Costs	491	439
Other Real Estate Owned	227	228
Accrued bonuses and vacation	330	76
Other	579	42
Total deferred tax asset	12,224	13,025
Valuation reserve	(1,077)	(1,073)
Total deferred tax asset net of valuation reserve	11,147	11,952
Liabilities:
Tax depreciation in excess of book depreciation	657	668
Excess financial reporting basis of assets acquired	830	863
Total deferred tax liabilities	1,487	1,531
Net deferred tax asset recognized	$9,660	$10,421

The Company has approximately $25.6 million and $25.2 million in state net operating losses at December 31, 2025 and 2024, respectively. A valuation allowance is established to fully offset the deferred tax asset related to these net operating losses of the holding company. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The net deferred asset is included in other assets on the consolidated balance sheets.

A portion of the change in the net deferred tax asset relates to unrealized gains/losses on securities available-for-sale and held-to-maturity. The tax expense related to the change of $1.9 million has been recorded directly to accumulated other comprehensive income within shareholders’ equity. The balance in the change in net deferred tax asset results from the current period deferred tax benefit of $1.1 million. At December 31, 2025 and 2024, the Company had no federal net operating loss carryforward.

Tax returns for 2022 and subsequent years are subject to examination by taxing authorities.

As of December 31, 2025, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

During the year ended December 31,2025, the Company paid $5.5 million in cash for federal, state, and local income taxes. Of this $5.5 million, $5.4 million was for federal income taxes, and $134 thousand for other state or local income tax paid (no state was greater than 5% of total cash paid for federal, state, and local income taxes). During the year ended December 31, 2024 the Company paid $3.8 million in cash for federal, state, and local income taxes. Of this $3.8 million, $3.4 million was for federal income taxes, $305 thousand was for South Carolina income taxes, and $17 thousand for other state or local income tax paid (those states with less than 5% of total cash paid for federal, state, and local income taxes). During the year ended December 31, 2023, the Company paid $3.6 million in cash for federal, state, and local income taxes. Of this $3.6 million, $2.8 million was for federal income taxes, $565 thousand was for South Carolina income taxes, and $169 thousand for other state or local income tax paid (those states with less than 5% of total cash paid for federal, state, and local income taxes).

Note 15—COMMITMENTS, CONCENTRATIONS OF CREDIT RISK, AND CONTINGENCIES

Commitments

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2025 and 2024, the Bank had commitments to extend credit including lines of credit of $211.2 million and $180.2 million, respectively.

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

Concentrations of credit risk

The primary market areas served by the Bank include the following regions and their component counties: the Midlands Region of South Carolina to include Lexington, Richland, Newberry, and Kershaw Counties; the Central Savannah River Region to include Aiken County, South Carolina and Richmond and Columbia Counties in Georgia; the Upstate Region to include Greenville, Anderson, and Pickens Counties in South Carolina, and the Piedmont Region of South Carolina, to include York County. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The Company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the Bank’s risk-based capital, or approximately $48.4 million.

Based on these criteria, the Bank had five such concentrations at December 31, 2025, shown below:

(Dollars in thousands)	December 31,
Portfolio loan concentrations greater than or equal to 25% of the Bank’s risk-based capital	2025
Lessors of non-residential property	$357,097
Lessors of residential property	163,325
Private households	93,657
Other activities related to real estate	61,988
Hotels	59,050
Total portfolio loan concentrations greater than or equal to 25% of the Bank’s risk-based capital	$735,117

The risk in these portfolios is diversified over a large number of loans; approximately 2,640 total loans compose the concentrations shown above. Additionally, within the commercial real estate portfolio, a significant portion of the loans are owner-occupied, which can tend to reduce the risk associated with these credits. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its market areas, a substantial portion of its debtor’s ability to honor their contracts is dependent upon the economic stability of these areas.

Contingencies

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

Note 16—REVENUE RECOGNITION (Continued)

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

(Dollars in thousands)	December 31,	December 31,
Non-Interest Income	2025	2024
Deposit service charges	$922	$952
Mortgage banking income(1)	3,270	2,368
Investment advisory fees and non-deposit commissions(1)	7,565	6,181
Gain on sale of other real estate owned(1)	127	—
Loss on sale of other assets	—	(5)
Non-recurring income	190	105
Other(2)	4,871	4,403
Total non-interest income	$16,945	$14,004

(1)	Not within the scope of ASC 606

(2)	Includes Check Card Fee income discussed above. No other items are both material and within the scope of ASC 606.

Note 17—OTHER INCOME AND OTHER EXPENSE

A summary of the components of other non-interest income is as follows:

	Year ended December 31,
(In thousands)	2025	2024	2023
ATM/debit card income	$2,875	$2,758	$2,771
Recurring income on bank owned life insurance	827	799	745
Rental income	466	395	370
Other fees including safe deposit box fees	236	230	230
Wire transfer fees	147	123	119
Other	320	98	283
Total	$4,871	$4,403	$4,518

Note 17—OTHER INCOME AND OTHER EXPENSE (Continued)

A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2025	2024	2023
Core banking and electronic processing and services	$2,955	$2,736	$2,512
ATM/debit card processing	1,569	1,280	1,074
Software subscriptions and services	1,576	1,260	1,008
Supplies	159	151	134
Telephone	439	517	485
Courier	313	296	284
Correspondent services	295	303	354
Insurance	435	406	381
Debit card and Fraud losses	209	199	422
Investment advisory services	365	344	329
Loan processing and closing costs	328	236	331
Director fees	649	603	601
Legal and Professional fees	1,533	1,205	1,042
Shareholder expense	289	277	197
Other	1,083	895	957
Total	$12,197	$10,708	$10,111

Note 18—STOCK OPTIONS, RESTRICTED STOCK, RESTRICTED STOCK UNITS, AND DEFERRED COMPENSATION

At December 31, 2025, unrecognized compensation cost related to non-vested restricted stock and units totaled $3.1 million, expected to be recognized over a weighted average period of 1.0 years. The table below shows the components of “nonvested restricted stock and stock units” as of the years ended December 31, 2025 and 2024.

(Dollars in thousands)	As of December 31,
Nonvested restricted stock and stock units	2025	2024
Non-employee director deferred compensation stock plan deferred stock units	$1,823	$1,600
Time-based restricted stock units - officer	525	481
Performance-based restricted stock units - officer	921	561
Restricted stock – officer and director	(204)	(3)
Total nonvested restricted stock and stock units	$3,065	$2,639

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

Note 18—STOCK OPTIONS, RESTRICTED STOCK, RESTRICTED STOCK UNITS, AND DEFERRED COMPENSATION (Continued)

The table below shows the following information related to First Community Corporation’s Non-Employee Director Deferred Compensation Plan: accumulated share units and accrued amounts as of the years ended December 31, 2025, 2024 and 2023; and the related director compensation expense for the twelve months ended 2025, 2024, and 2023.

	Twelve Months ended December 31,
	2025	2024	2023
Non-employee director deferred compensation plan accumulated share units	120,575	111,166	103,133
Accrued amounts (dollars in thousands)[1]	$1,823	$1,600	$1,439
Related director compensation expense (dollars in thousands)	$152	$90	$125

First Community Corporation 2021 Omnibus Equity Incentive Plan

In 2021, the Company and its shareholders adopted an omnibus equity incentive plan whereby 225,000 shares were reserved for issuance by the Company to help the company attract, retain and motivate directors, officers, employees, consultants and advisors of the Company and its subsidiaries (the “2021 Plan”). The 2021 Plan replaced the 2011 Plan. All awards granted during 2025, 2024, and 2023 were granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan.

The table below shows stock awards granted during the twelve months ended December 31, 2025, 2024, and 2023.

(In shares/units)	Twelve Months ended December 31,
	2025		2024		2023
Time-based restricted stock units - officer	14,126		15,095		12,562
Performance-based restricted stock units – officer	18,834	[1]	20,126	[2]	16,749	[3]
Restricted stock – officer	10,689		206		259
Restricted stock – director	8,400		13,464		7,590

[1]	18,834 units represent the target payout with a maximum payout of 37,668 units.

[2]	20,126 units represent the target payout with a maximum payout of 40,253 units.

[3]	16,749 units represent the target payout with a maximum payout of 33,500 units.

The table below shows the fair value of stock awards granted during the periods.

(Dollars in thousands)	Twelve months ended December 31,
	2025		2024		2023
Time-based restricted stock units - officer	$370		$271		$255
Performance-based restricted stock units – officer	493	[1]	362	[2]	340	[3]
Restricted stock – officer	286		3		5
Restricted stock – director	$220		$242		$154

[1]	$493 thousand represents the target payout with a maximum payout of $986 thousand.

[2]	$362 thousand represents the target payout with a maximum payout of $723 thousand.

[3]	$340 thousand represents the target payout with a maximum payout of $680 thousand.

At December 31, 2025, unrecognized compensation cost related to non-vested restricted stock and units totaled $, expected to be recognized over a weighted average period of x.x years. The weighted average grant-date fair value of awards granted in 2025 was $XX.XX per share.

Note 18—STOCK OPTIONS, RESTRICTED STOCK, RESTRICTED STOCK UNITS, AND DEFERRED COMPENSATION (Continued)

The table below shows the compensation expense related to stock awards granted during the twelve months ended December 31, 2025, 2024 and 2023.

(Dollars in thousands)	Year ended December 31,
Compensation expense related to stock awards	2025	2024	2023
Time-based restricted stock units – officer[1]	$290	$246	$163
Performance-based restricted stock units – officer[2]	605	314	264
Restricted stock – officer[3]	90	6	120
Restricted stock – director[4]	$220	$242	$167

[1]	Expense in 2025 and 2024 was related to stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan. Expense in 2023 consists of $159.8 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $3.2 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan.
[2]	Expense in 2025 was related to stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan. Expense in 2024 consists of $300.7 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $13 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan. Expense in 2023 consists of $186.0 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $78.0 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan.
[3]	Expense in 2025 was related to stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan. Expense in 2024 consists of $3.4 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $2.5 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan. Expense in 2023 consists of $17.2 thousand related stock awards granted under the First Community Corporation 2021 Omnibus Equity Incentive Plan and $102.8 thousand related stock awards granted under the First Community Corporation 2011 Stock Incentive Plan.
[4]	Expense in 2025, 2024, and 2023 was related to stock awards granted under the Community Corporation 2021 Omnibus Equity Incentive Plan.

The table below shows the First Community Corporation 2021 Omnibus Equity Incentive Plan (“2021 Incentive Plan”) initial reserve at May 19, 2021; stock awards granted under the 2021 Incentive Plan from its inception through December 31, 2025; and the remaining reserve under such plan at December 31, 2025.

Note 18—STOCK OPTIONS, RESTRICTED STOCK, RESTRICTED STOCK UNITS, AND DEFERRED COMPENSATION (Continued)

(In shares / units)
First Community Corporation 2021 Omnibus Equity Incentive Plan	2025
Initial reserve – May 19, 2021	225,000
Additional reserve – May 20, 2025	450,000
Shares / units granted
Time-based restricted stock units - officer	(53,521)
Performance-based restricted stock units – officer[1]	(67,447)
Restricted stock – officer	(13,355)
Restricted stock – director	(36,813)
Remaining reserve – December 31, 2025	503,864

[1]	Performance-based restricted stock units are initially granted and expensed at target levels; however, they are reserved at maximum levels. The maximum level for 2025 was 37,668.

Note 19—EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the years ended December 31, 2025, 2024 and 2023, the plan expense amounted to $744 thousand, $698 thousand, and $659 thousand, respectively. The Company matches 100% of the employees’ contribution up to 3% and 50% of the employees’ contribution on the next 2% of the employees’ contribution.

The Company acquired various single premium life insurance policies from DutchFork Bancshares that are used to indirectly fund fringe benefits to certain employees and officers. A salary continuation plan was established payable for two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years for two individuals.

The Company acquires various life insurance policies to fund fringe benefits to certain key employees. The cash surrender value at December 31, 2025 and 2024 of all bank owned life insurance was $31.8 million and $31.0 million, respectively. Expenses accrued for the anticipated benefits under the salary continuation plans for the year ended December 31, 2025, 2024 and 2023 amounted to $405 thousand, $417 thousand, and $482 thousand, respectively.

Note 20—EARNINGS PER COMMON SHARE

Diluted earnings per share reflects the dilutive effect of restricted stock awards and restricted stock units using the treasury stock method. Anti-dilutive awards, if any, are excluded from the calculation of diluted earnings per share. The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Year ended December 31,
(Amounts in thousands)	2025	2024	2023
Numerator (Included in basic and diluted earnings per share)	$19,205	$13,955	$11,843
Denominator
Weighted average common shares outstanding for:
Basic earnings per common share	7,663	7,617	7,568
Dilutive securities:
Deferred compensation	98	85	79
Diluted common shares outstanding	7,761	7,702	7,647
Basic earnings per common share	$2.51	$1.83	$1.56
Diluted earnings per common share	$2.47	$1.81	$1.55
The average market price used in calculating assumed number of shares	$25.56	$19.79	$18.70

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

The Bank exceeded the minimum regulatory capital ratios at December 31, 2025 and 2024, as set forth in the following table:

(In thousands)	Minimum Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank(1)(2):
December 31, 2025
Risk Based Capital
Tier 1	$82,058	6.0%	$179,295	13.1%	$97,237	7.1%
Total Capital	$109,411	8.0%	$193,650	14.2%	$84,239	6.2%
CET1	$61,544	4.5%	$179,295	13.1%	$117,751	8.6%
Tier 1 Leverage	$82,782	4.0%	$179,295	8.7%	$96,513	4.7%
December 31, 2024
Risk Based Capital
Tier 1	$76,653	6.0%	$164,397	12.9%	$87,744	6.9%
Total Capital	$102,204	8.0%	$178,034	13.9%	$75,830	5.9%
CET1	$57,490	4.5%	$164,397	12.9%	$106,907	8.4%
Tier 1 Leverage	$78,274	4.0%	$164,397	8.4%	$86,123	4.4%

(1)	As a small bank holding company, the Company is generally not subject to the capital requirements unless otherwise advised by the Federal Reserve.

(2)	Ratios do not include the capital conservation buffer of 2.5%.

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

Note 22—PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2025	2024
Assets:
Cash on deposit	$4,452	$4,061
Investment in bank subsidiary	175,726	153,894
Other	2,600	1,759
Total assets	$182,778	$159,714
Liabilities:
Junior subordinated debentures	$14,964	$14,964
Other	257	256
Total liabilities	15,221	15,220
Shareholders’ equity	167,557	144,494
Total liabilities and shareholders’ equity	$182,778	$159,714

Condensed Statements of Operations

	Year ended December 31,
(Dollars in thousands)	2025	2024	2023
Income:
Interest and dividend income	$33	$38	$37
Equity in undistributed earnings of subsidiary	14,774	10,416	8,495
Dividend income from bank subsidiary	7,129	5,627	5,357
Total income	21,936	16,081	13,889
Expenses:
Interest expense	1,071	1,217	1,187
Other	2,326	1,484	1,419
Total expense	3,397	2,701	2,606
Income before taxes	18,539	13,380	11,283
Income tax benefit	(666)	(575)	(560)
Net income	$19,205	$13,955	$11,843

Note 22—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$19,205	$13,955	$11,843
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(14,774)	(10,416)	(8,495)
Other-net	(667)	229	(545)
Net cash provided by operating activities	3,764	3,768	2,803
Cash flows from investing activities:
Purchase of investments at cost	(173)	(45)	(80)
Net cash used in investing activities	(173)	(45)	(80)
Cash flows from financing activities:
Dividends paid: common stock	(4,750)	(4,415)	(4,235)
Dividend reinvestment plan	386	410	438
Stock-based compensation	1,164	753	794
Net cash used in financing activities	(3,200)	(3,252)	(3,003)
Increase (decrease) in cash and cash equivalents	391	471	(280)
Cash and cash equivalents at beginning of year	4,061	3,590	3,870
Cash and cash equivalents at end of year	$4,452	$4,061	$3,590

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

 Effective May 2023, we entered into the Loan Pay-Fixed Swap Agreement for a notional amount of $150.0 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate loans included in the closed loan portfolio. This fair value hedge converts the hedged loans from a fixed rate to a synthetic floating SOFR rate. The strategy for this hedge uses fair value hedges under the portfolio layer method permitted by ASC 815. The Company designated a $150.0 million hedged layer within a closed portfolio of fixed-rate commercial and fixed-rate commercial real estate loans for this hedging relationship. Effective April 2025, we entered into the Investment Pay-Fixed Swap Agreement for a notional amount of $19.8 million that was designated as a fair value hedge in order to hedge the risk of changes in the fair value of the fixed rate investments included in the investment portfolio.

 The Company recognizes gains and losses for the Loan Pay-Fixed Swap Agreement as interest income or expense, with an offset to the fair value of the hedge. During the years ended December 31, 2025 and 2024, the Company recognized interest income of $1.0 million and $2.4 million, respectively.

 The Company recognizes gains and losses for the Investment Pay-Fixed Swap Agreement as interest income or expense, with an offset to the fair value of the hedge. During the years ended December 31, 2025 and 2024, the Company recognized interest income of $77 thousand and $0, respectively.

 The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustment for the fair value hedges as of December 31, 2025 and 2024:

	Carrying amount of the hedged assets		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the balance sheet in which the hedged items is included	2025	2024	2025	2024
Loans held for investment	$130,318	$896,288	$1,141	$262
Securities available for sale	18,526	—	(124)	—
	$148,844	$896,288	$1,017	$262

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company as of December 31, 2025 and 2024:

	2025
	Notional	Fair Value
(Dollars in thousands)	Amount	Assets	Liabilities
Fair Value Hedges:
Interest rate contracts
Pay fixed, receive variable – loans	$127,357	$17	$—
Pay fixed, receive variable – investments	18,358	—	36
Total derivatives	$145,715	$17	$36

	2024
	Notional	Fair Value
(Dollars in thousands)	Amount	Assets	Liabilities
Fair Value Hedges:
Interest rate contracts
Pay fixed, receive variable – loans	$150,000	$896	$—
Total derivatives	$150,000	$896	$—

Note 23—DERIVATIVES (Continued)

The above derivative is under a master netting arrangement. However, as of December 31, 2025 and 2024, there were no other outstanding derivative contracts. The net fair value of the hedged item and derivative item is recorded in other assets in the statement of financial condition. The following represents the carrying value of hedged items in fair value hedging relationships:

During the year ended December 31, 2025, income on interest settlements totaled $1.1 million. Changes in the fair value of the hedged item of $16 thousand were mostly offset by changes in the fair value of the swap derivative of $17 thousand. The residual was a result of hedge ineffectiveness and recorded in other income on the consolidated statement of operations. No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing. No hedges were terminated during the year ended December 31, 2025.

During the year ended December 31, 2024, income on interest settlements totaled $2.4 million. Changes in the fair value of the hedged item of $907 thousand were offset by changes in the fair value of the swap derivative of $896 thousand. The residual was a result of hedge ineffectiveness and recorded in other income on the consolidated statement of operations. No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing. No hedges were terminated during the year ended December 31, 2024.

Note 24—REPORTABLE SEGMENTS

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by the Bank President and CEO, who is the Chief Operating Decision Maker (CODM). The CODM regularly reviews the performance of the Company’s four reportable segments, which are detailed below:

•	Commercial and retail banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.

•	Mortgage Banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market and consumer mortgage loans that will be held-for-investment. In the second quarter of 2023, management made the decision to include consumer mortgage held-for-investment loans in this segment. Prior to the second quarter of 2023, consumer mortgage loans held-for-investment were included in the Commercial and Retail Banking segment. Non-interest income for loans held-for-sale and loans held-for-investment is included in Mortgage Banking income and other income, respectively, on the income statement. The Mortgage Banking financial information presented below includes consumer mortgage loans held-for-investment for all periods presented. Beginning in 2023, a provision for credit loss, a cost of funds and other operating costs have been allocated to this segment.

•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.

•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from First Community Bank (the “Bank”).

To monitor the performance of the four reportable segments, the CODM reviews monthly reports for the product lines. These monthly reports include various volume metrics, as well as revenue versus budget, salaries versus budget, and net income. He uses the data reviewed to determine how to allocate future resources.

Segment profit or loss reported to the CODM is segment net income, and segment assets are presented below; intersegment revenues, expenses, and eliminations are reflected in the reconciliation to consolidated results.

The following tables present selected financial information for the Company’s reportable business segments for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

Year ended December 31, 2025 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$87,761	$9,084	$—	$7,162	$(6,953)	$97,054
Interest expense	31,141	2,820	—	1,071	—	35,032
Net interest income	$56,620	$6,264	$—	$6,091	$(6,953)	$62,022
Provision for credit losses	567	203	—	—	—	770
Noninterest income	6,110	3,270	7,565	—	—	16,945
Salaries and employee benefits	23,497	3,430	3,967	1,055	—	31,949
Other noninterest expense	18,406	1,028	684	1,271	—	21,389
Total Noninterest expense	$41,903	$4,458	$4,651	$2,326	$—	$53,338
Net income (loss) before taxes	$20,260	$4,873	$2,914	$3,765	$(6,953)	$24,859
Income tax expense (benefit)	6,320	—	—	(666)	—	5,654
Net income (loss)	$13,940	$4,873	$2,914	$4,431	$(6,953)	$19,205
118

Note 24—REPORTABLE SEGMENTS (Continued)
Year ended December 31, 2024 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$82,274	$7,111	$—	$5,664	$(5,627)	$89,422
Interest expense	33,543	2,622	—	1,217	—	37,382
Net interest income	$48,731	$4,489	$—	$4,447	$(5,627)	$52,040
Provision for credit losses	351	458	—	—	—	809
Noninterest income	5,455	2,368	6,181	—	—	14,004
Salaries and employee benefits	22,321	2,975	3,373	594	—	29,263
Other noninterest expense	15,896	757	659	890	—	18,202
Total Noninterest expense	$38,217	$3,732	$4,032	$1,484	$—	$47,465
Net income before taxes	$15,618	$2,667	$2,149	$2,963	$(5,627)	$17,770
Income tax expense (benefit)	4,390	—	—	(575)	—	3,815
Net income	$11,228	$2,667	$2,149	$3,538	$(5,627)	$13,955

Year ended December 31, 2023 (Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$68,874	$3,787	$—	$5,393	$(5,357)	$72,697
Interest expense	21,478	1,140	—	1,187	—	23,805
Net interest income	$47,396	$2,647	$—	$4,206	$(5,357)	$48,892
Provision for credit losses	677	452	—	—	—	1,129
Noninterest income	4,496	1,414	4,511	—	—	10,421
Salary and benefits	19,864	2,867	2,537	596	—	25,864
Other non-interest expense	15,272	610	575	823	—	17,280
Total noninterest expense	$35,136	$3,477	$3,112	$1,419	$—	$43,144
Net income before taxes	$16,079	$132	$1,399	$2,787	$(5,357)	$15,040
Income tax expense (benefit)	3,757	—	—	(560)	—	3,197
Net income	$12,322	$132	$1,399	$3,347	$(5,357)	$11,843

(Dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Investment advisory and non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of December 31, 2025	$1,895,061	$161,291	$22	$201,180	$(199,822)	$2,057,732

Total Assets as of December 31, 2024	$1,812,215	$144,616	$6	$185,173	$(183,989)	$1,958,021

Note 25 – BUSINESS COMBINATION

On July 13, 2025, the Company and Signature Bank of Georgia, a Georgia state-chartered bank (“Signature Bank”), entered into an Agreement and Plan of Merger (the “merger agreement”), which provides that, subject to the terms and conditions set forth therein, Signature Bank will merge with and into First Community Bank, with First Community Bank continuing as the surviving entity following the merger. Financial closing occurred on January 8, 2026, with the operational conversion to follow later in the first quarter of 2026.

At the effective time of the merger, each share of Signature Bank common stock converted into the right to receive 0.6410 shares of the Company’s common stock. Holders of Signature Bank common stock received a cash payment in lieu of any fractional shares. At the effective time of the merger, each outstanding stock option to acquire Signature Bank common stock, whether or not vested, was converted into the right to receive a cash payment. The amount payable equals the number of shares of Signature Bank common stock subject to the option multiplied by the excess, if any, of the fair market value per share of Signature Bank common stock (based on the value of the merger consideration) over the option’s exercise price. If the exercise price equals or exceeds the fair market value, a nominal payment of $0.01 per share will be made. All payments will be subject to applicable tax withholdings.

Note 26—SUBSEQUENT EVENTS

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

Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual. As described in Note 26 – Business Combination, the merger with Signature Bank was closed on January 8, 2026. No other subsequent events occurred requiring disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, in accordance with Rule 13a-15 of the Exchange Act. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2025, were effective to provide reasonable assurance regarding our control objectives.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2025, the Company maintained effective internal control over financial reporting based on those criteria.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Plans

During the three months ended December 31, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2025, in connection with our 2026 annual meeting of shareholders. The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2026 annual meeting of shareholders to be held on May 20, 2026.

We have adopted a Code of Ethics that applies to our directors, executive officers (including our principal executive officer and principal financial officer) and employees in accordance with the Sarbanes-Oxley Responsibility Act of 2002. The Code of Ethics is available on our website at www.firstcommunitysc.com. We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards on our website as promptly as practicable, as and to the extent required under NASDAQ Stock Market listing standards and applicable SEC rules.

Item 11. Executive Compensation.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2025, in connection with our 2026 annual meeting of shareholders. The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2026 annual meeting of shareholders to be held on May 20, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2025, in connection with our 2026 annual meeting of shareholders. The information required by this Item 12 is set forth under “Security Ownership of Certain Beneficial Owners and Management” and hereby incorporated by reference from our proxy statement for our 2026 annual meeting of shareholders to be held on May 20, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2025, in connection with our 2026 annual meeting of shareholders. The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2026 annual meeting of shareholders to be held on May 20, 2026.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2025, in connection with our 2026 annual meeting of shareholders. The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2026 annual meeting of shareholders to be held on May 20, 2026.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2025 and 2024

•	Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023

•	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023

•	Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(a)(3) Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

Exhibit Index

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of July 13, 2025, by and among First Community Corporation, First Community Bank and Signature Bank of Georgia (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on July 15, 2025).
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 27, 2011).
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 23, 2019).
3.3	Amended and Restated Bylaws dated May 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 22, 2019).
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the period ended December 31, 2019).
10.1	Dividend Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009, April 20, 2011, File No. 333-173612, and January 31, 2019, File No. 333-229442).**
10.2	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 3, 2006).**
10.3	Form of Deferred Compensation Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on October 4, 2006).
10.4	First Community Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2021).
10.5	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.6	Employment Agreement by and between Robin D. Brown and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the period ended December 31, 2015).**
10.7	Amended and Restated Employment Agreement by and between J. Ted Nissen and First Community Corporation effective July 1, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on July 1, 2025).**
10.8	Employment Agreement by and between Donald Shawn Jordan and First Community Corporation dated November 12, 2019 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the period ended December 31, 2019).**
10.9	First Community Corporation 2011 Stock Incentive Plan and Form of Stock Option Agreement and Form of Restricted Stock Agreement (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with April 7, 2011).**
10.10	Amendment No. 1 to the First Community Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 22, 2016).**
10.11	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 22, 2016).**
10.12	First Community Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 16, 2019).**
10.13	First Community Corporation 2021 Omnibus Equity Incentive Plan, As Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 22, 2025).**
10.14	Form of Time-based Restricted Stock Unit Agreement under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 16, 2023).**
10.15	Form of Performance-based Restricted Stock Unit Agreement under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 16, 2023).**

Exhibit No.	Description of Exhibit
10.16	Form of Restricted Stock Agreement for Directors under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 16, 2023).**
10.17	Form of Restricted Stock Agreement for Employees under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on February 16, 2023).**
10.18	Employment Agreement by and between Vaughan R. Dozier, Jr. and First Community Corporation dated January 1, 2024 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the period ended December 31, 2023).
10.19	Employment Agreement by and between Joseph A.(Drew) Painter. and First Community Corporation dated January 1, 2024 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the period ended December 31, 2023).
10.20	Form of Time-based Restricted Stock Unit Agreement under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the period ended December 31, 2023).**
10.21	Form of Performance-based Restricted Stock Unit Agreement under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the period ended December 31, 2023).**
10.22	Form of Restricted Stock Agreement for Directors under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the period ended December 31, 2023).**
10.23	Form of Restricted Stock Agreement for Employees under the First Community Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the period ended December 31, 2023).**
10.24	Employment Agreement by and between Sarah T. Donley and First Community Corporation dated January 1, 2025 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the period ended December 31, 2024).**
10.25	Employment Agreement by and between Freddie Deutsch and First Community Corporation effective January 8, 2026 (incorporated by reference to the Company’s Form 8-K filed with the SEC on January 8, 2026).
19.1	First Community Corporation Insider Trading Policy *
21.1	Subsidiaries of the Company.*
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.*
24.1	Power of Attorney (contained on the signature page hereto).*
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*
32	Section 1350 Certifications.*
97#	First Community Corporation Clawback Policy, effective September 19, 2023.*
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) Notes to the Consolidated Financial Statements.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

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
124

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2026	FIRST COMMUNITY CORPORATION

	By:	/s/ Michael C. Crapps
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

Signature	Title	Date

/s/ Jonathan W. Been	Director	March 16, 2026
Jonathan W. Been

/s/ Thomas C. Brown	Director	March 16, 2026
Thomas C. Brown

/s/ Chimin J. Chao	Director and Chairman of the Board	March 16, 2026
Chimin J. Chao

/s/ Michael C. Crapps	Director, President, & Chief Executive Officer	March 16, 2026
Michael C. Crapps	(Principal Executive Officer)

/s/ Fred J. Deutsch	Director	March 16, 2026
Fred J. Deutsch

/s/ W. James Kitchens, Jr.	Director and Vice Chairman of the Board	March 16, 2026
W. James Kitchens, Jr.

/s/ Ray E. Jones	Director	March 16, 2026
Ray E. Jones

/s/ Jan H. Hollar	Director	March 16, 2026
Jan H. Hollar

/s/ Mickey Layden	Director	March 16, 2026
Mickey Layden

/s/ J. Ted Nissen	Director, Executive Vice President, & Chief Banking Officer	March 16, 2026
J. Ted Nissen

/s/ E. Leland Reynolds	Director	March 16, 2026
E. Leland Reynolds

/s/ Alexander Snipe, Jr.	Director	March 16, 2026
Alexander Snipe, Jr.

/s/ Jane Sosebee	Director	March 16, 2026
Jane Sosebee

/s/ Roderick M. Todd, Jr.	Director	March 16, 2026
Roderick M. Todd, Jr.

/s/ D. Shawn Jordan	Chief Financial Officer	March 16, 2026
D. Shawn Jordan	(Principal Financial and Accounting Officer)
125