Form 10-Q
period 2026-03-31
FIRST COMMUNITY CORP /SC/
filed 2026-05-15
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 15, 2026, 9,397,960 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
(Dollars in thousands, except par values and share counts)	2026	December 31,
	(Unaudited)	2025
ASSETS
Cash and due from banks	$35,438	$23,876
Interest-bearing bank balances	182,497	137,184
Investment securities available-for-sale	320,710	294,109
Investment securities held-to-maturity, fair value of $180,911 and $188,563 at March 31, 2026 and December 31, 2025, respectively, net of allowance for credit losses — investments	188,712	195,116
Other investments, at cost	3,204	2,942
Loans held-for-sale	6,936	10,737
Loans held-for-investment	1,549,143	1,311,019
Less, allowance for credit losses – loans	18,364	13,806
Net loans held-for-investment	1,530,779	1,297,213
Property and equipment – net	29,732	29,342
Lease right-of-use asset	2,383	2,192
Bank owned life insurance	32,010	31,801
Other real estate owned	168	168
Intangible assets	2,785	289
Goodwill	29,399	14,637
Other assets	26,778	18,126
Total assets	$2,391,531	$2,057,732
LIABILITIES
Deposits:
Non-interest bearing	$543,839	$467,265
Interest bearing	1,504,425	1,282,279
Total deposits	2,048,264	1,749,544
Securities sold under agreements to repurchase	99,835	107,189
Junior subordinated debt	14,964	14,964
Lease liability	2,565	2,373
Other liabilities	5,086	16,105
Total liabilities	$2,170,714	$1,890,175
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 9,397,960 at March 31, 2026 and 7,693,215 at December 31, 2025	9,398	7,693
Nonvested restricted stock and stock units	2,012	3,065
Additional paid in capital	143,947	94,909
Retained earnings	84,294	80,291
Accumulated other comprehensive loss	(18,834)	(18,401)
Total shareholders’ equity	220,817	167,557
Total liabilities and shareholders’ equity	$2,391,531	$2,057,732

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended March 31,
	2026	2025
Interest and dividend income:
Loans, including fees	$22,129	$17,444
Investment securities – taxable	3,800	3,808
Investment securities – non taxable	324	342
Interest-bearing deposits in other banks and fed funds sold	1,786	1,488
Total interest and dividend income	28,039	23,082
Interest expense:
Deposits	8,761	7,609
Securities sold under agreements to repurchase	664	814
Other borrowed money	245	269
Total interest expense	9,670	8,692
Net interest income	18,369	14,390
Provision for credit losses	193	437
Net interest income after provision for credit losses	18,176	13,953
Non-interest income:
Deposit service charges	223	221
Mortgage banking income	681	759
Investment advisory fees and non-deposit commissions	2,271	1,806
Government guaranteed lending	395	—
Other	1,220	1,196
Total non-interest income	4,790	3,982
Non-interest expense:
Salaries and employee benefits	9,492	7,657
Occupancy	817	777
Equipment	379	390
Marketing and public relations	560	514
FDIC insurance assessments	272	300
Amortization of intangibles	96	39
Merger	1,581	—
Other	3,834	3,077
Total non-interest expense	17,031	12,754
Net income before tax	5,935	5,181
Income tax expense	437	1,184
Net income	$5,498	$3,997

Basic earnings per common share	$0.60	$0.52
Diluted earnings per common share	$0.59	$0.51

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2026	2025
Net income	$5,498	$3,997
Other comprehensive income (loss):
Unrealized (loss) gain during the period on available-for-sale securities, net of tax benefit of $205 and expense of $559, respectively	(774)	2,156
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $88 and $86, respectively	332	330
Unrealized gain during the period on investment hedge, net of tax expense of $2 and zero, respectively	9	—
Other comprehensive (loss) income	(433)	2,486
Comprehensive income	$5,065	$6,483

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended
						Accumulated
	Common		Additional	Nonvested		Other
	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
(Shares and dollars in thousands)	Issued	Stock	Capital	Stock	Earnings	Loss	Total
Balance, December 31, 2025	7,693	$7,693	$94,909	$3,065	$80,291	$(18,401)	$167,557
Net income	—	—	—	—	5,498	—	5,498
Other comprehensive loss net of tax benefit of $115	—	—	—	—	—	(433)	(433)
Shares issued as acquisition consideration	1,658	1,658	48,075				49,733
Repurchase of common shares	(1)	(1)	(40)				(41)
Stock-based compensation	45	45	912	(1,053)	—	—	(96)
Dividends: Common ($0.16 per share)	—	—	—	—	(1,495)	—	(1,495)
Dividend reinvestment plan	3	3	91	—	—	—	94
Balance, March 31, 2026	9,398	$9,398	$143,947	$2,012	$84,294	$(18,834)	$220,817

Balance, December 31, 2024	7,644	$7,644	$93,834	$2,639	$65,836	$(25,459)	$144,494
Net income	—	—	—	—	3,997	—	3,997
Other comprehensive income net of tax expense of $645	—	—	—	—	—	2,486	2,486
Stock-based compensation	34	34	700	(700)	—	—	34
Dividends: Common ($0.15 per share)	—	—	—	—	(1,148)	—	(1,148)
Dividend reinvestment plan	4	4	92	—	—	—	96
Balance, March 31, 2025	7,682	$7,682	$94,626	$1,939	$68,685	$(22,973)	$149,959

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$5,498	$3,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	446	424
Net premium amortization on investment securities available-for-sale	(694)	(686)
Net premium amortization on investment securities held-to-maturity	(201)	(158)
Provision for credit losses	193	437
Origination of loans held-for-sale	(25,395)	(25,745)
Sale of loans held-for-sale	29,869	29,110
Gain on sale of loans held-for-sale	(673)	(755)
Amortization of intangibles	96	39
Gain on fair value of equity securities	—	(1)
Stock-based compensation	(96)	34
(Increase) decrease in other assets	47	386
Increase (decrease) in other liabilities	(11,480)	(609)
Net cash provided by operating activities	(2,390)	6,473
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(17,032)	(9,789)
Purchase of other investments	(262)	(216)
Sale/Maturity/call of investment securities available-for-sale	16,204	5,842
Maturity/call of investment securities held-to-maturity	6,607	3,775
Increase in loans	(42,261)	(31,426)
Proceeds from sale of other real estate owned	—	106
Purchase of property and equipment	(96)	(200)
Acquisition of Signature Bank of Georgia, net of cash and cash equivalents acquired	35,932	—
Net cash used in investing activities	(908)	(31,908)
Cash flows from financing activities:
Increase in deposit accounts	68,969	49,817
Decrease in securities sold under agreements to repurchase	(7,354)	26,702
Dividends paid: Common Stock	(1,495)	(1,148)
Share repurchase	(41)	—
Dividend reinvestment plan	94	96
Net cash provided by financing activities	60,173	75,467
Net increase in cash and equivalents	56,875	50,032
Cash and cash equivalents at beginning of period	161,060	149,828
Cash and cash equivalents at end of period	$217,935	$199,860
Supplemental disclosure:
Cash paid during the period for:
Interest	$9,454	$8,371
Income taxes	$13	$1
Supplemental disclosures
Unrealized gain on available-for-sale securities, net of tax	$(774)	$2,156
Amortization of unrealized losses on securities from transfer of available-for-sale securities to held-to-maturity, net of tax	332	330
Recognition of operating lease right of use asset	301	—
Recognition of operating lease liability	301	—
Fair value of assets acquired in Signature Bank of Georgia acquisition, excluding cash, cash equivalents, and goodwill	229,320	—
Fair value of liabilities acquired in Signature Bank of Georgia acquisition	230,282	—
Goodwill from Signature Bank of Georgia acquisition	14,762	—
Common stock issued for Signature Bank of Georgia acquisition	$49,733	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”) (collectively, the “Company”) state fairly, in all material respects, the Company’s financial position at March 31, 2026 and December 31, 2025, and the Company’s results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

In the opinion of management, all adjustments necessary to state fairly the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Quarterly Reports on Form 10-Q. The information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 should be referred to in connection with these unaudited interim financial statements.

Significant accounting policies not previously presented in the Annual Report on Form 10-K for the year ended December 31, 2025

Acquired Loans

Acquired loans are accounted for at fair value as of the date of acquisition. For both purchased credit deteriorated loans and purchased seasoned loans, the gross-up method is used. Under this method, the loans are recorded at fair value and an increase to the allowance for credit losses – loans, is booked at the date of acquisition. The gross-up, or difference between fair value and unpaid principal balance at the acquisition date is amortized or accreted to interest income over the life of the loan.

Business Combinations

Acquisitions of businesses are accounted for using the acquisition method of accounting. In accordance with applicable accounting guidance, the Company recognizes assets acquired and liabilities assumed at their respective fair values as of the date of acquisition, with the related transaction costs expensed in the period incurred. The Company uses third party valuation specialists to assist in the determination of fair value of certain assets and liabilities at the merger date, including loans and intangible assets. While the Company uses our best estimates and assumptions to accurately value assets acquired and liabilities assumed on the acquisition date, the estimates are inherently uncertain. For further discussion of our methodology for estimating the fair value of acquired assets and assumed liabilities in connection with our acquisition of Signature Bank of Georgia, see Note 2, “Business Combination”.

Purchased Transferable Tax Credits

The Company may purchase transferable tax credits from third-parties pursuant to relevant transferability provisions. Purchased tax credits are accounted for in accordance with ASC 740, Income Taxes. Purchased transferable tax credits are recorded as an income tax-related asset at the amount of cash consideration paid at the date the Company obtains control of the credits. The asset is subsequently recognized as a reduction of income tax expense in the period in which the credits are utilized to offset the Company’s federal income tax liability.

Purchased credits do not give rise to deferred tax assets or liabilities and are not amortized. The Company evaluates the realizability of purchased credits each reporting period based on expected taxable income and statutory expiration dates. If it is more likely than not that any portion of the purchased credits will not be realized, the carrying amount is reduced and a corresponding charge is recorded within the provision for income taxes in the consolidated statements of income. The Company assesses whether any uncertain tax positions exist related to the eligibility or utilization of purchased credits under the guidance in ASC 740-10. Any such amounts are recorded as liabilities for unrecognized tax benefits when appropriate. Cash paid for the acquisition of purchased transferable credits is presented within Operating activities in the Consolidated Statements of Cash Flows.

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This amendment is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 in 2025.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU was clarified by the January 2025 issuance of ASU 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” Combined, these ASUs require disaggregated disclosure of income statement expenses for public business entities. The ASUs require new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. Both ASUs are effective for our fiscal years, beginning after December 15, 2026, and for interim periods, beginning after December 15, 2027, though early adoption is permitted. The Company is assessing ASU 2024-03 and ASU 2025-01, and their adoption is not expected to have a significant impact on our financial position, results of operations or cash flows.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans. These amendments are intended to improve comparability and consistency in acquisition reporting for purchased loans. The amendments eliminate day-one current expected credit loss double counting, define purchased seasoned loans, expand the gross-up approach to include purchased seasoned loans, other than credit cards, clarify interest income recognition for purchased loans, and allow entities to measure expected credit losses using amortized cost rather than unpaid principal balance. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted, and the Company early-adopted these amendments in 2026.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Business Combination

On January 8, 2026 (the “Acquisition Date”), First Community Bank acquired all of the outstanding common stock of Signature Bank of Georgia (“SGBG”) in an all-stock transaction. In connection with the transaction, the Company issued 1,658,339 shares of its common stock to the shareholders of SGBG. Pursuant to the Agreement and Plan of Merger, dated as of July 13, 2025, SGBG merged with and into First Community Bank, with First Community Bank continuing as the surviving bank.

Each outstanding share of SGBG common stock was converted into the right to receive 0.6410 shares of Company common stock. Total consideration for the acquisition was approximately $49.7 million, consisting entirely of Company common stock, based on the Company’s common stock price of $29.99 per share.

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date.

The following table summarizes the preliminary estimated fair values of the assets acquired, liabilities assumed and consideration transferred in connection with the SGBG acquisition as of the Acquisition Date:

Fair Value
(Dollars in thousands)	January 8, 2026
ASSETS
Cash and due from banks	$918
Interest-bearing bank balances	35,020
Investment securities available-for-sale	25,882
Other investments	172
Net loans held-for-investment	191,378
Property and equipment – net	740
Lease right-of-use asset	301
Intangible assets	2,592
Goodwill	14,762
Other assets	8,255
Total assets	$280,020

LIABILITIES AND PURCHASE PRICE
Deposits:
Non-interest bearing	81,211
Interest bearing	148,541
Total deposits	229,752
Lease liability	301
Other liabilities	229
Total liabilities assumed	$230,282
Purchase price	49,738
Total liabilities assumed and purchase price	$280,020

The goodwill arising from the acquisition reflects the Company’s increased market share and related synergies expected to result from combining the operations of First Community Bank and SGBG. In accordance with ASC 350, Intangibles-Goodwill and Other, goodwill will not be amortized, but will be tested for impairment at least annually. Of the $14.8 million in goodwill arising from the acquisition, $5.8 million was assigned to the Government Guaranteed Lending segment and $9.0 million was assigned to the Commercial and Retail Banking segment. The fair value of the acquired identifiable intangible assets was $2.6 million, consisting primarily of a core deposit intangible.

The fair value of the acquired assets and liabilities reflected in the table above is preliminary pending receipt of the final valuation for certain assets and liabilities. During the measurement period, which may last up to twelve months following the Acquisition Date, the Company will continue to review information relating to facts and circumstances that existed as of the Acquisition Date and, if necessary, will adjust the preliminary fair value estimates of the acquired assets and liabilities. The Company expects that certain adjustments to the preliminary fair value estimates may be recorded after March 31, 2026, through the 12-month measurement period.

The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed.

Cash and due from banks and interest-bearing bank balances – The carrying amount of these assets approximates fair value based on the short-term nature of these assets.

Investment securities – The available-for-sale investment securities portfolio was valued using third-party pricing services for those securities retained and valued using the actual sales prices for those securities that were sold during the first quarter of 2026. Only one security, valued at approximately $1.0 million, was retained; the Company sold the remaining 96% of the securities acquired in the days following the acquisition.

Loans held-for-investment – A valuation of the acquired loan portfolio was performed by a third party as of the Acquisition Date to assess the fair value. The fair value of loans was determined using a discounted cash flow methodology that considered the loans’ underlying characteristics including account type, remaining terms, annual interest rates or coupon, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios, loss exposure and remaining balance. Loans were aggregated by similar risk characteristics in applying the valuation methodology.

At the Acquisition Date, of the $195.7 million of loans acquired from SGBG, $18.4 million were accounted for as purchased credit deteriorated (“PCD”) loans. The remaining loans were accounted for as purchased seasoned (“PSL”) loans. The following tables provide a summary of PCD and PSL loans purchased as part of the SGBG acquisition as of the acquisition date:

(Dollars in thousands)	Purchased Credit Deteriorated Loans	Gross Purchased Seasoned Loans	Gross Total
January 8, 2026
Principal of loans acquired	$18,444	$176,375	$194,819
ACL at acquisition	(2,641)	(1,698)	(4,339)
Non-credit discount (premium)	(589)	1,487	898
Fair value of loans	$15,214	$176,164	$191,378

Intangible Assets – A valuation of intangible assets, primarily composed of core deposit intangibles, was performed by a third party as of the Acquisition Date to assess the fair value. Core deposit intangibles represent the value of relationships with deposit customers and the related cost savings derived from available core deposits relative to an alternative funding source. The fair value of the core deposit intangible was estimated using a net cost savings method, a variation of the income approach. This approach considers expected client attrition rates, average life and balance inflation, alternative cost of funds, the interest cost and net maintenance cost associated with the client deposit base, and a discount rate used to discount the future economic benefits of the core deposit intangible asset to present value. Intangible assets will be amortized on a straight-line method over a period of 10 years.

Deposits – The fair value for demand and savings deposits is the amount payable on demand at the Acquisition Date. The fair value for time deposits was valued by a third party using a discounted cash flow calculation that applied interest rates currently being offered to the contractual interest rates on such time deposits.

The results of operations of SGBG are included in the Company’s consolidated results of operations beginning on the Acquisition Date. Transaction costs incurred in connection with the acquisition were expensed as incurred. Additional transaction and integration costs will be expensed in future periods as incurred.

The following table presents supplemental pro forma information as if the acquisition had occurred at the beginning of 2025. The unaudited pro forma information reflects adjustments made to exclude acquisition-related adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired SGBG at the beginning of 2025.

	Three months ended March 31,
(Dollars in thousands)	2026	2025
Net interest income	$16,808	$18,625
Net income	$4,181	$6,739

Correction of Certain Amounts Previously Reported in Earnings Release – On April 22, 2026, the Company issued an earnings release announcing its financial results for the three months ended March 31, 2026. During the preparation of this Quarterly Report on Form 10-Q, the Company identified certain corrections to the preliminary purchase accounting for the Company’s acquisition of SGBG, which closed on January 8, 2026. The corrections related primarily to the calculation of deferred tax assets and the resulting allocation of the preliminary fair value of the assets acquired among goodwill, other intangible assets and other assets. The purchase accounting for the acquisition remains preliminary and subject to adjustment during the measurement period as the Company completes its valuation of the assets acquired and liabilities assumed and obtains additional information regarding facts and circumstances that existed as of the acquisition date. The corrections are reflected in the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

The corrections did not affect the Company’s total assets, total liabilities, total shareholders’ equity, net income, or basic or diluted earnings per share as reflected in the earnings release. The corrections resulted in immaterial changes to certain regulatory capital ratios and certain non-GAAP financial measures included in the earnings release, including tangible book value per common share, tangible common equity to tangible assets and return on average tangible common equity. The following table summarizes certain affected amounts reflected in the April 22, 2026 earnings release compared to the corrected amounts reflected in this Quarterly Report on Form 10-Q:

	Amounts Reflected in April 22, 2026 Earnings Release	Corrected Amounts Reflected in Form 10-Q
Consolidated Balance Sheet Data at March 31, 2026
Other intangible assets	$2.805 million	$2.785 million
Goodwill	$31.140 million	$29.399 million
Other assets	$25.017 million	$26.778 million
Total assets	$2.392 billion	$2.392 billion

Preliminary Purchase Accounting for Signature Bank of Georgia Acquisition
Intangible assets	$2.612 million	$2.592 million
Goodwill	$16.503 million	$14.762 million
Other assets	$6.495 million	$8.256 million

The Company evaluated the corrections and determined they were not material to the previously issued earnings release. The corrected amounts are reflected throughout this Quarterly Report on Form 10-Q.

Note 3 - Earnings Per Common Share

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

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Three months
	Ended March 31,
(In thousands except average market price and per share data)	2026	2025
Numerator (Net income available to common shareholders)	$5,498	$3,997
Denominator
Weighted average common shares outstanding for:
Basic shares	9,215	7,648
Dilutive securities:
Deferred compensation	130	120
Diluted common shares outstanding	9,345	7,768
Earnings per common share:
Basic	0.60	0.52
Diluted	0.59	0.51
The average market price used in calculating assumed number of shares	$29.28	$24.35

Note 4 - Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below.

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2026
US Treasury securities	$15,859	$—	$(1,787)	$14,072
Government Sponsored Enterprises	2,500	—	(258)	2,242
Mortgage-backed securities	300,611	280	(11,102)	289,789
Small Business Administration pools	7,865	17	(216)	7,666
Corporate and other securities	7,508	7	(574)	6,941
Total	$334,343	$304	$(13,937)	$320,710

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2025
US Treasury securities	$25,804	$7	$(1,718)	$24,093
Government Sponsored Enterprises	2,500	—	(244)	2,256
Mortgage-backed securities	262,096	694	(10,605)	252,185
Small Business Administration pools	8,858	17	(207)	8,668
Corporate and other securities	7,507	—	(600)	6,907
Total	$306,765	$718	$(13,374)	$294,109

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
Mortgage-backed securities	$89,400	$—	$(5,375)	$84,025
State and local government	99,312	15	(2,441)	96,886
Total	$188,712	$15	$(7,816)	$180,911

(Dollars in thousands)	Amortized Cost Net of Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Mortgage-backed securities	$93,066	—	(4,913)	88,153
State and local government	102,050	140	(1,780)	100,410
Total	$195,116	140	(6,693)	188,563

There were no gross realized gains or gross realized losses from the sale of available-for-sale investment securities during the three months ended March 31, 2026 and 2025, respectively.

For available-for-sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, or more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value, and the entire loss is recorded in earnings.

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

Changes in the allowance for credit loss are recorded as provision for (or release of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2026 and December 31, 2025, there was no allowance for credit loss related to the available-for-sale securities portfolio.

The following tables show gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of March 31, 2026.

March 31, 2026	Less than 12 months		12 months or more		Total
Available-for-sale securities:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
US Treasury securities	$—	$—	$14,072	$1,787	$14,072	$1,787
Government Sponsored Enterprises	—	—	2,242	258	2,242	258
Mortgage-backed securities	51,679	511	180,830	10,591	232,509	11,102
Small Business Administration pools	315	2	5,667	214	5,982	216
Corporate and other securities	—	—	4,926	574	4,926	574
Total	$51,994	$513	$207,737	$13,424	$259,731	$13,937

The following table shows gross unrealized losses by fair values of available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of December 31, 2025.

December 31, 2025	Less than 12 months		12 months or more		Total
Available-for-sale securities:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
US Treasury securities	$—	$—	14,134	1,717	14,134	1,717
Government Sponsored Enterprises	—	—	2,256	244	2,256	244
Mortgage-backed securities	454		189,625	10,604	190,079	10,604
Small Business Administration pools	317	3	6,342	204	6,659	207
Corporate and other securities	—	—	6,893	601	6,893	601
Total	$771	$3	219,250	13,370	220,021	13,373

The following table shows a roll forward of the allowance for credit losses on held to maturity securities for the three months ended March 31, 2026 and 2025.

Three Months
Ended
(Dollars in thousands)	March 31, 2026
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2025	$19
Release of allowance for credit losses	(3)
Ending balance, March 31, 2026	$16

Three Months
Ended
(Dollars in thousands)	March 31, 2025
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2024	$23
Provision for credit losses	1
Ending balance, March 31, 2025	$24

At March 31, 2026, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual at March 31, 2026.

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

All the mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS as of March 31, 2026 and December 31, 2025. The state and local government securities held by the Company are highly rated by major rating agencies.

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings (Moody’s) on a quarterly basis. In the event that Moody’s does not provide a rating, the comparable S&P rating is used and converted to a Moody’s rating. The following table summarizes the amortized cost of debt securities held to maturity at March 31, 2026 and December 31, 2025, aggregated by credit quality indicators.

	As of	As of
(Dollars in thousands)	March 31, 2026	December 31, 2025
Rating:
Aaa	$133,400	$139,210
Aa1/Aa2/Aa3	50,284	50,343
A1/A2	5,044	5,581
Less: Allowance for Credit Losses on Held-to-Maturity Securities	16	19
Total	$188,712	$195,115

The following tables show the amortized cost and fair value of investment securities at March 31, 2026 by expected maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

	Available-for-sale
March 31, 2026	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$2,372	$2,350
Due after one year through five years	29,201	27,289
Due after five years through ten years	35,302	34,072
Due after ten years	267,468	256,999
Total	$334,343	$320,710

	Held-To-Maturity
March 31, 2026	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$2,240	$2,240
Due after one year through five years	64,303	63,142
Due after five years through ten years	55,258	53,853
Due after ten years	66,927	61,692
Allowance for Credit Losses on Held-to-Maturity Securities	(16)	(16)
Total	$188,712	$180,911

Note 5 - Loans

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $2.6 million and $2.3 million as of March 31, 2026 and December 31, 2025, respectively.

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Commercial	$99,521	$91,930
Real estate:
Construction	184,957	152,077
Mortgage-residential	131,021	130,476
Mortgage-commercial	1,056,654	863,422
Consumer:
Home equity	58,400	53,693
Other	18,590	19,421
Total loans, net of deferred loan fees and costs	$1,549,143	$1,311,019

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2026:

	Term Loans by year of Origination
($ in thousands)	2022	2023	2024	2025	2026	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$4,178	$6,000	$10,839	$15,914	$1,145	$25,613	$35,660	$—	$99,349
Special mention	3	149	—	—	—	—	20	—	172
Total commercial	4,181	6,149	10,839	15,914	1,145	25,613	35,680	—	99,521

Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate construction
Pass	32,850	24,783	35,344	32,687	8,740	8,058	40,209	—	182,671
Special mention	—	1,527	759	—	—	—	—	—	2,286
Total real estate construction	32,850	26,310	36,103	32,687	8,740	8,058	40,209	—	184,957

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	26,914	46,815	19,825	10,569	2,870	19,331	794	2,670	129,788
Special mention	354	480	—	—	—	200	—	—	1,034
Substandard	—	—	—	—	—	199	—	—	199
Total real estate mortgage-residential	27,268	47,295	19,825	10,569	2,870	19,730	794	2,670	131,021

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	187,889	144,471	99,061	164,280	96,178	339,183	23,829	101	1,054,992
Special mention	—	—	—	—	—	1,606	—	—	1,606
Substandard	—	—	—	—	—	56	—	—	56
Total real estate mortgage-commercial	187,889	144,471	99,061	164,280	96,178	340,845	23,829	101	1,056,654

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - home equity
Pass	—	—	—	—	—	—	57,196	—	57,196
Special mention	—	—	—	—	—	—	135	—	135
Substandard	—	—	—	—	—	—	1,069	—	1,069
Total consumer - home equity	—	—	—	—	—	—	58,400	—	58,400

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	244	708	1,505	2,156	103	926	12,782	—	18,424
Substandard	—	—	—	166	—	—	—	—	166
Total consumer - other	244	708	1,505	2,322	103	926	12,782	—	18,590

Current period gross write-offs	—	—	—	—	—	—	15	—	15

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2025:

	Term Loans by year of Origination
($ in thousands)	2021	2022	2023	2024	2025	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$17,336	$4,627	$5,776	$12,192	$15,461	$7,442	$28,603	$8	$91,445
Special mention	—	—	—	—	—	347	—	—	347
Substandard	—	—	—	—	—	138	—	—	138
Total commercial	17,336	4,627	5,776	12,192	15,461	7,927	28,603	8	91,930

Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate construction
Pass	2,216	32,526	23,408	34,974	14,749	5,788	35,618	554	149,833
Special mention	—	—	1,503	741	—	—	—	—	2,244
Total real estate construction	2,216	32,526	24,911	35,715	14,749	5,788	35,618	554	152,077

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	4,685	27,047	45,261	15,007	10,196	15,284	796	10,973	129,249
Special mention	—	351	475	—	—	199	—	—	1,025
Substandard	—	—	—	—	—	202	—	—	202
Total real estate mortgage-residential	4,685	27,398	45,736	15,007	10,196	15,685	796	10,973	130,476

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	104,047	170,357	122,001	80,330	149,985	216,802	17,741	335	861,598
Special mention	—	—	—	—	—	1,766	—	—	1,766
Substandard	—	—	—	—	—	58	—	—	58
Total real estate mortgage-commercial	104,047	170,357	122,001	80,330	149,985	218,626	17,741	335	863,422

Current period gross write-offs	—	2	—	—	—	—	—	—	2

Consumer - home equity
Pass	—	—	—	—	—	—	52,453	—	52,453
Special mention	—	—	—	—	—	—	185	—	185
Substandard	—	—	—	—	—	—	1,055	—	1,055
Total consumer - home equity	—	—	—	—	—	—	53,693	—	53,693

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	143	291	756	1,712	2,572	1,078	12,869	—	19,421
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—		—	—	—	—
Total consumer - other	143	291	756	1,712	2,572	1,078	12,869	—	19,421

Current period gross write-offs	—	—	11	4	—	—	115	—	130

The detailed activity in the allowance for credit losses and the recorded investment in loans receivable for the three months ended March 31, 2026 and March 31, 2025, is shown below:

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at December 31, 2025	$1,050	$1,654	$1,720	$8,349	$706	$327	$13,806
Acquisition adjustments	573	2,306	51	1,370	39	—	4,339
Charge-offs	—	—	—	—	—	(15)	(15)
Recoveries	1	1	—	2	1	5	10
Provision for (release of) credit losses	5	50	(54)	199	19	5	224
Balance at March 31, 2026	$1,629	$4,011	$1,717	$9,920	$765	$322	$18,364

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at December 31, 2024	$994	$1,675	$1,639	$7,974	$568	$285	$13,135
Charge-offs	—	—	—	—	—	(9)	(9)
Recoveries	7	1	—	5	2	5	20
Provision for credit losses	50	68	42	213	32	57	462
Balance at March 31, 2025	$1,051	$1,744	$1,681	$8,192	$602	$338	$13,608

There were nine loans modified for borrowers experiencing financial difficulty during the three months ended March 31, 2026, and no loans modified for borrowers experiencing financial difficulty during the same period ended March 31, 2025.

The following table shows the amortized cost basis as of March 31, 2026 of the loans modified for borrowers experiencing financial difficulty segregated by loan category and describes the financial effect of the modification made for a borrower experiencing financial difficulty.

	March 31, 2026
(Dollars in thousands)	Amortized cost basis	% of Total Loan Type	Financial effect
Real Estate Mortgage Commercial	$1,487	0.14%	Interest only period extended instead of converting to principal and interest payments
Real Estate Mortgage Residential	1,595	1.22%	Deferred monthly payments that are added to the end of the original loan term
Real Estate Mortgage Residential	196	0.15%	Deferred interest payments added to principal balance, re-amortized loan
Real Estate Construction	742	0.40%	Interest only period extended instead of converting to principal and interest payments
Total Loans	$4,020	0.26%

The following table depicts the performance of loans that have been modified in the last 12 months.

(Dollars in thousands)		30-89 Days	Greater than 90 Days
March 31, 2026	Current	Past Due	Past Due	Nonaccrual
Real Estate Mortgage Commercial	$1,487	$—	$—	$—
Real Estate Mortgage Residential	1,595	—	—	196
Real Estate Construction	742	—	—	—
Total Loans	$3,824	$—	$—	$196

The following tables are by loan category and present loans past due and on non-accrual status as of March 31, 2026 and December 31, 2025.

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
March 31, 2026	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$46	$—	$—	$115	$161	$99,360	$99,521
Real estate:
Construction	416	—	—	—	416	184,541	184,957
Mortgage-residential	1,022	46	—	196	1,264	129,757	131,021
Mortgage-commercial	—	451	374	—	825	1,055,829	1,056,654
Consumer:
Home equity	85	—	—	—	85	58,315	58,400
Other	1	127	—	—	128	18,462	18,590
	$1,570	$624	$374	$311	$2,879	$1,546,264	$1,549,143

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2025	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$—	$20	$—	$—	$20	$91,910	$91,930
Real estate:
Construction	—	—	—	—	—	152,077	152,077
Mortgage-residential	756	—	—	201	957	129,519	130,476
Mortgage-commercial	56	—	—	—	56	863,366	863,422
Consumer:			—	—	—	—	—
Home equity	65	—	—	1	66	53,627	53,693
Other	37	—	2	—	39	19,382	19,421
	$914	$20	$2	$202	$1,138	$1,309,881	$1,311,019

The following table is a summary of the Company’s non-accrual loans by major categories for the periods indicated.

	March 31, 2026
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$115	$115
Real estate:
Construction	—	—	—
Mortgage-residential	—	196	196
Mortgage-commercial	—	—	—
Consumer:
Home equity	—	—	—
Other	—	—	—
Total	$—	$311	$311

	December 31, 2025
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$—	$—
Real estate:
Construction	—	—	—
Mortgage-residential	—	201	201
Mortgage-commercial	—	—	—
Consumer:
Home equity	—	1	1
Other	—	—	—
Total	$—	$202	$202

The Company recognized $4,600 and $11,400 of interest income on non-accrual loans during the three months ended March 31, 2026 and March 31, 2025, respectively.

During the three months ended March 31, 2026, zero and less than $1,000, respectively, of accrued interest was written off by reversing interest income.

The following table shows the collateral dependent loans that were individually evaluated at March 31, 2026.

(Dollars in thousands)	Amortized Cost Of	Related Allowance of	Amortized Cost with
March 31, 2026	Collateral Dependent Loans	Collateral Dependent Loans	No Related Allowance
Real Estate Construction	$2,437	$2,041	$—
Total Loans	$2,437	$2,041	$—

There were no collateral dependent loans that were individually evaluated at December 31, 2025.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments is separately classified on the balance sheet within Other Liabilities and was $654,000 and $531,000 at March 31, 2026 and December 31, 2025, respectively.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2026 and March 31, 2025.

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2025	$531
Acquisition adjustments	152
Release of allowance for unfunded commitments	(29)
Balance, March 31, 2026	$654

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2024	$480
Release of allowance for unfunded commitments	(24)
Balance, March 31, 2025	$456

Note 6 - Fair Value Measurement

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

Loans Held for Sale—The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor, are carried in the Company’s loans held for sale portfolio. These loans are fixed rate residential loans that were originated in the Company’s name and closed. Virtually all of these loans have commitments to be purchased by investors at a locked-in price with the investors on the same day that the loan was locked in with the Company’s customers. Therefore, these loans present very little market risk for the Company and are classified as Level 2. The carrying amount of these loans approximates fair value.

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

Collateral Dependent Loans—Fair value is based upon independent appraisals or management’s estimation of the collateral and is considered a Level 3 measurement.

Derivative Financial Instruments—Fair value is estimated using discounted cash flow models where future floating cash flows are projected and discounted back. Derivative financial instruments are classified as Level 2.

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

Short-Term Borrowings—The carrying value of short-term borrowings (securities sold under agreements to repurchase and demand notes to the Treasury) approximates fair value. These are classified as Level 2.

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

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash, interest-bearing deposits in other banks, and fed funds sold	$217,935	$217,935	$217,935	$—	$—
Available-for-sale securities	320,710	320,710	—	320,710	—
Held-to-maturity securities, net of allowance for credit losses	188,712	180,911	—	180,911	—
Other investments, at cost	3,204	3,204	—	—	3,204
Loans held for sale	6,936	6,936	—	6,936	—
Derivative financial instruments	9	9	—	9	—
Net loans receivable	1,530,779	1,489,474	—	—	1,489,474
Accrued interest receivable	7,148	7,148	7,148	—	—
Financial liabilities:
Non-interest bearing demand	$543,839	$543,839	$—	$543,839	$—
Interest bearing demand deposits and money market accounts	1,046,596	1,046,596	—	1,046,596	—
Savings	107,917	107,917	—	107,917	—
Time deposits	349,912	349,322	—	349,322	—
Total deposits	2,048,264	2,047,674	—	2,047,674	—
Securities sold under agreements to repurchase	99,835	99,835	—	99,835	—
Derivative financial instruments	28	28	—	28	—
Junior subordinated debentures	14,964	13,272	—	13,272	—
Accrued interest payable	3,633	3,633	3,633	—	—

	December 31, 2025
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash, interest-bearing deposits in other banks, and fed funds sold	$161,060	$161,060	$161,060	$—	$—
Available-for-sale securities	294,109	294,109	—	294,109	—
Held-to-maturity securities	195,116	188,563	—	188,563	—
Other investments, at cost	2,942	2,942	—	—	2,942
Loans held for sale	10,737	10,737	—	10,737	—
Derivative financial instruments	17	17	—	17	—
Net loans receivable	1,297,213	1,271,551	—	—	1,271,551
Accrued interest receivable	6,247	6,247	6,247	—	—
Financial liabilities:
Non-interest bearing demand	$467,265	$467,265	$—	$467,265	$—
Interest bearing demand deposits and money market accounts	837,711	837,711	—	837,711	—
Savings	102,768	102,768	—	102,768	—
Time deposits	341,800	336,205	—	336,205	—
Total deposits	1,749,544	1,743,949	—	1,743,949	—
Short term borrowings	107,189	107,189		107,189
Derivative financial instruments	36	36	—	36	—
Junior subordinated debentures	14,964	13,445	—	13,445	—
Accrued interest payable	3,416	3,416	3,416	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2026 and December 31, 2025 that are measured on a recurring basis.

(Dollars in thousands)	March 31, 2026
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury securities	$14,072	$—	$14,072	$—
Government Sponsored Enterprises	2,242	—	2,242	—
Mortgage-backed securities	289,789	—	289,789	—
Small Business Administration pools	7,666	—	7,666	—
Corporate and other securities	6,941	—	6,941	—
Total Available-for-sale securities	320,710	—	320,710	—
Derivative financial instruments	9	—	9	—
Loans held for sale	6,936	—	6,936	—
Total	$327,655	$—	$327,655	$—

(Dollars in thousands)	December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury securities	$24,093	$—	$24,093	$—
Government Sponsored Enterprises	2,256	—	2,256	—
Mortgage-backed securities	252,185	—	252,185	—
Small Business Administration pools	8,668	—	8,668	—
Corporate and other securities	6,907	—	6,907	—
Total Available-for-sale securities	294,109	—	294,109	—
Derivative financial instruments	17	—	17	—
Loans held for sale	10,737	—	10,737	—
Total	$304,863	$—	$304,863	$—

The following table summarizes quantitative disclosures about the fair value for each category of liabilities carried at fair value as of March 31, 2026 and December 31, 2025 that are measured on a recurring basis.

(Dollars in thousands)	March 31, 2026
Description	Total	Level 1	Level 2	Level 3
Derivative financial instruments	$28	$—	$28	$—

(Dollars in thousands)	December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Derivative financial instruments	$36	$—	$36	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2026 and December 31, 2025 that are measured on a non-recurring basis. There were no Level 3 financial instruments as of March 31, 2026 and December 31, 2025 measured on a recurring basis.

(Dollars in thousands)	March 31, 2026
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:	$168	—	—	$168
Collateral dependent loans	$396	—	—	$396
Total	$564	—	—	$564

(Dollars in thousands)	December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:	$168	—	—	$168

The Company has a large percentage of loans with real estate serving as collateral. Loans to borrowers which are experiencing financial difficulty are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. There was one loan at March 31, 2026 and no such loans at December 31, 2025. Third party appraisals are generally obtained when management determines that the borrower is experiencing financial difficulty or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral against independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of March 31, 2026	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$168	Appraisal Value/Comparison Sales/Other estimates	Appraisals and/or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Collateral dependent loans	$396	Appraisal Value/Comparison Sales/Other estimates	Appraisals and/or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2025	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$168	Appraisal Value/Comparison Sales/Other estimates	Appraisals and/or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7 - Deposits

The Company’s total deposits are comprised of the following amounts at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Non-interest bearing demand deposits	$543,839	$467,265
Interest bearing demand deposits and money market accounts	1,046,596	837,711
Savings	107,917	102,768
Time deposits	349,912	341,800
Total deposits	$2,048,264	$1,749,544

Note 8 - Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by the Bank President and CEO, who is the Chief Operating Decision Maker (the “CODM”). The CODM regularly reviews the performance of the Company’s five reportable segments, which are detailed below:

•	Commercial and retail banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.
•	Mortgage banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market, consumer mortgage loans that will be held-for-investment, and consumer residential construction loans. The Company allocates a provision for credit loss, cost of funds, and other operating costs to this segment.
•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.
•	Government guaranteed lending: This new segment acquired as part of the SGBG acquisition provides loan products using the Small Business Administration (SBA) and United States Department of Agriculture (USDA) support to qualified entities. This is a new segment as of January 8, 2026.
•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from the Bank.

The following tables present selected financial information for the Company’s reportable business segments for the three months ended March 31, 2026 and March 31, 2025.

(Dollars in thousands)	Commercial		Investment	Government
Three months ended March 31, 2026	and Retail	Mortgage	Advisory and	Guaranteed
	Banking	Banking	Non-Deposit	Lending	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$24,609	$2,410	$—	$1,012	$2,128	$(2,120)	$28,039
Interest expense	8,441	719	—	265	245	—	9,670
Net interest income	$16,168	$1,691	$—	$747	$1,883	$(2,120)	$18,369
Provision for credit losses	196	(3)	—	—	—	—	193
Noninterest income	1,438	681	2,271	400	—	—	4,790
Salaries and employee benefits	6,734	844	1,199	491	224	—	9,492
Other noninterest expense	6,677	220	190	100	352	—	7,539
Total noninterest expense	13,411	1,064	1,389	591	576	—	17,031
Net income before taxes	$3,999	$1,311	$882	$556	$1,307	$(2,120)	$5,935
Income tax provision (benefit)	674	—	—	—	(237)	—	437
Net income	$3,325	$1,311	$882	$556	$1,544	$(2,120)	$5,498

(Dollars in thousands)	Commercial		Investment	Government
Three months ended March 31, 2025	and Retail	Mortgage	Advisory and	Guaranteed
	Banking	Banking	Non-Deposit	Lending	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$20,973	$2,100	$—	$—	$1,432	$(1,423)	$23,082
Interest expense	7,756	667	—	—	269	—	8,692
Net interest income	$13,217	$1,433	$—	$—	$1,163	$(1,423)	$14,390
Provision for credit losses	462	(25)	—	—	—	—	437
Noninterest income	1,417	759	1,806	—	—	—	3,982
Salaries and employee benefits	5,599	841	983	—	234	—	7,657
Other noninterest expense	4,288	246	177	—	386	—	5,097
Total noninterest expense	9,887	1,087	1,160	—	620	—	12,754
Net income before taxes	$4,285	$1,130	$646	$—	$543	$(1,423)	$5,181
Income tax provision (benefit)	1,369	—	—	—	(185)	—	1,184
Net income	$2,916	$1,130	$646	$—	$728	$(1,423)	$3,997

The table below presents total assets for the Company’s reportable business segments as of March 31, 2026 and December 31, 2025.

	Commercial		Investment	Government
	and Retail	Mortgage	Advisory and	Guaranteed
(Dollars in thousands)	Banking	Banking	Non-Deposit	Lending	Corporate	Eliminations	Consolidated
Total Assets as of March 31, 2026	$2,178,530	$157,254	$21	$54,112	$250,907	$(249,293)	$2,391,531
Total Assets as of December 31, 2025	$1,895,061	$161,291	$22	$—	$201,180	$(199,822)	$2,057,732

Note 9 - Leases

At March 31, 2026, the Company had operating leases for four facilities, compared to three facilities at December 31, 2025. All leases commenced prior to 2025, other than the additional lease assumed in connection with the acquisition of SGBG in 2026. The four leases have maturities ranging from May 2027 to December 2038. The following tables present information about the Company’s leases:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Right-of-use assets	$2,383	$2,192
Lease liabilities	$2,565	$2,373
Weighted average remaining lease term	9.67 years	10.74 years
Weighted average discount rate	4.20%	4.24%

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Operating lease cost	$135.8	$97.4
Cash paid for amounts included in the measurement of lease liabilities	$134.0	$93.9

The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2026.

(Dollars in thousands)
Year	Operating Leases
2026	$463
2027	459
2028	303
2029	178
2030	181
Thereafter	1,586
Total undiscounted lease payments	$3,170
Less effect of discounting	(605)
Present value of estimated lease payments (lease liability)	$2,565

Note 10 - Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss net of tax, for the three months ended March 31, 2026 and 2025.

March 31, 2026 (Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Investment Hedge	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(9,998)	$(8,369)	$(34)	$(18,401)
Other comprehensive income (loss)	(774)	—	9	(765)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	332	—	332
Net other comprehensive income (loss) during period	(774)	332	9	(433)
Balance at March 31, 2026	$(10,772)	$(8,037)	$(25)	$(18,834)

March 31, 2025 (Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(15,765)	$(9,694)	$(25,459)
Other comprehensive income	2,156	—	2,156
Amortization of unrealized loss on securities transferred to held-to-maturity	—	330	330
Net other comprehensive income during period	2,156	330	2,486
Balance at March 31, 2025	$(13,609)	$(9,364)	$(22,973)

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

Management has reviewed events occurring, and no other subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2026 and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for credit losses and the amount of credit loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses, write-down assets, or take other actions;
•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•	reduced earnings due to higher credit impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets, and that could reduce anticipated or actual margins; temporarily reduce the market value of our available-for-sale investment securities and temporarily reduce accumulated other comprehensive income or increase accumulated other comprehensive loss, which temporarily could reduce shareholders’ equity;
•	enterprise risk management may not be effective in mitigating risk and reducing the potential for losses;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation, including the impact of inflation on us, including a decrease in demand for new mortgage loan and commercial real estate loan originations and refinancings, an increase in competition for deposits, and an increase in non-interest expense, which may have an adverse impact on our financial performance;
•	changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;
•	FDIC assessment which has increased, and may continue to increase, our cost of doing business;
•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third-party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
•	changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, and returns available to customers on alternative investments;
•	changes in technology, including the increasing use of artificial intelligence;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies, including potential changes in tax laws and regulations;
•	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	our use of brokered deposits may be an unstable and/or an expensive deposit source to fund earning asset growth;
•	our ability to obtain brokered deposits as an additional funding source could be limited;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	risks related to the completed SGBG merger, including the diversion of management’s time and attention to integration matters, unexpected integration costs, deposit or customer attrition, employee retention and business disruption, difficulties integrating systems, operations, controls and personnel, and the possibility that expected revenues, cost savings, synergies and other anticipated benefits of the merger may not be realized when expected or at all;

•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, including in Iran, and the conflict between China and Taiwan, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs, government shutdowns, and disruptions caused by widespread cybersecurity incidents;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties described under “Risk Factors” below.

Because of these and other risks and uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

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

Overview

The following discussion describes our results of operations for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, and analyzes our financial condition as of March 31, 2026 as compared to December 31, 2025. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb our estimate of expected credit losses on existing loans that may become uncollectible. We establish and maintain this allowance by recording a provision for or release of credit losses against our earnings. In the following section, we have included a detailed discussion of this process.

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

Merger with Signature Bank of Georgia

On July 13, 2025, the Company and First Community Bank entered into an Agreement and Plan of Merger with Signature Bank of Georgia (“SGBG”), pursuant to which SGBG agreed to merge with and into First Community Bank, with First Community Bank continuing as the surviving bank. The merger was completed on January 8, 2026.

At the effective time of the merger, each outstanding share of SGBG common stock was converted into the right to receive 0.6410 shares of Company common stock, with cash paid in lieu of any fractional shares. In addition, each outstanding option to acquire SGBG common stock, whether vested or unvested, was converted into the right to receive a cash payment equal to the number of shares of SGBG common stock subject to the option multiplied by the excess, if any, of the fair market value per share of SGBG common stock, based on the value of the merger consideration, over the applicable exercise price. If the applicable exercise price equaled or exceeded the fair market value per share of SGBG common stock, the holder received a nominal payment of $0.01 per share.

In connection with the merger, the Company issued approximately 1.7 million shares of common stock and paid approximately $5,000 in cash. Additional information regarding the merger is included in Note 2, “Business Combination,” to the consolidated financial statements included in this report.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our unaudited consolidated financial statements as of March 31, 2026 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 16, 2026.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies. We have identified the determination of the allowance for credit losses, income taxes and deferred tax assets and liabilities, goodwill and other intangible assets, and derivative instruments to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management has reviewed and approved these critical accounting policies and estimates and has discussed these policies with our Audit and Compliance Committee. A brief discussion of each of these areas appears in our Annual Report on Form 10-K for the year ended December 31, 2025.

Except for the estimates related to business combination described below, there have been no significant changes to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date. For further details, see Note 2.

Comparison of Results of Operations for the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Net Income

Our net income for the three months ended March 31, 2026 increased $1.5 million to $5.5 million, or $0.59 diluted earnings per common share, as compared to $4.0 million, or $0.51 diluted earnings per common share, for the three months ended March 31, 2025. The increase in net income between the two periods is primarily due to a $4.0 million increase in net interest income, a $244,000 decrease in provision for credit losses, a $808,000 increase in non-interest income, and a $747,000 decrease in income tax expense, partially offset by a $4.3 million increase in non-interest expense.

•	The $4.0 million increase in net interest income results from a $349.2 million increase in average earning assets, partially driven by our acquisition of SGBG, and a 23 basis point increase in net interest margin between the two periods.

•

The $193,000 provision for credit losses during the three months ended March 31, 2026 was primarily due to a $224,000 provision for credit losses on loans, partially offset by a $29,000 release of the allowance for credit losses – unfunded commitments and a $3,000 release of the allowance for credit losses – held-to-maturity securities. These changes in the allowance for credit losses – loans and in the allowance for credit losses – unfunded commitments were driven by increases in our loans and decreases in our unfunded commitments, respectively. During the three months ended March 31, 2026, the Company recorded net charge-offs of $5,000.

•	The $437,000 provision for credit losses during the three months ended March 31, 2025 was primarily due to a $473,000 increase in the allowance for credit losses – loans, partially offset by a decline of $25,000 in the allowance for credit losses - unfunded commitments, and $11,000 in net recoveries during the three months ended March 31, 2025. The increase in the allowance for credit losses – loans was primarily due to a $31.4 million increase in loans held-for-investment and a one basis point increase in our qualitative factors during the three months ended March 31, 2025.

•	The $808,000 increase in non-interest income was primarily related to increases of $465,000 in investment advisory fees and non-deposit commissions and $395,000 in government guaranteed lending income. The government guaranteed lending income came from a new segment, government guaranteed lending, acquired from SGBG.

•	The $4.3 million increase in non-interest expense is primarily due to increases of $1.8 million in salaries and employee benefits, $57,000 in amortization of intangibles, $1.6 million in merger expenses, and $765,000 in other non-interest expense.

•	Our effective tax rate was 7.36% during the three months ended March 31, 2026 compared to 22.85% during the three months ended March 31, 2025. This decline was due to federal income tax credits purchased during the three months ended March 31, 2026.

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

Net interest income increased $4.0 million, or 27.7%, to $18.4 million for the three months ended March 31, 2026 from $14.4 million for the three months ended March 31, 2025. Our net interest margin improved 23 basis points to 3.35% during the three months ended March 31, 2026 compared to 3.12% during the three months ended March 31, 2025. Our net interest margin, on a taxable equivalent basis, was 3.37% for the three months ended March 31, 2026 compared to 3.13% for the three months ended March 31, 2025. Average earning assets were $2.2 billion for the three months ended March 31, 2026 and $1.9 billion in the same period of 2025.

•	The $4.0 million increase in net interest income results from a $349.2 million increase in average earning assets, heavily driven by our acquisition of approximately $191.4 million in loans from SGBG, and a 23 basis point increase in net interest margin between the two periods.

•	The increase in average earning assets was primarily due to increases of $272.3 million in average loans, $11.4 million in average securities, and $65.4 million in average interest bearing deposits in other banks. We obtained $191.4 million in loans from the acquisition of SGBG, driving the increase in loans. We sold approximately 96% of the acquired securities portfolio; growth in the securities portfolio is primarily driven by investment purchases

•	Our earning asset yield rose 12 basis points to 5.12% for the three months ended March 31, 2026, compared to 5.00% for the three months ended March 31, 2025.

•	Investment securities represented 22.7% of average total earning assets for the three months ended March 31, 2026 compared to 26.3% during the same period in 2025.

•	Interest bearing deposits in other banks and fed funds sold represented 9.3% of average total earning assets for the three months ended March 31, 2026 compared to 7.5% during the same period in 2025.

•	Loans represented 68.0% of average total earning assets for the three months ended March 31, 2026 compared to 66.2% during the same period in 2025.

•	Market interest rates decreased as the Federal Reserve cut the target rate range. The target rate range for the federal funds rate was 3.50% - 3.75% at March 31, 2026 compared to 4.25% - 4.50% at March 31, 2025.

Average loans increased $272.3 million, or 22.0%, to $1.5 billion for the three months ended March 31, 2026 from $1.2 billion for the same period in 2025. Our loan (including loans held-for-sale) to deposit ratio on average during the three months ended March 31, 2026 was 76.0%, as compared to 73.0% during the same period in 2025. The yield on loans increased 23 basis points to 5.94% during the three months ended March 31, 2026 from 5.71% during the same period in 2025 due to higher rates on new and renewed loans during the period compared to interest rates on loans maturing during the period.

Average securities for the three months ended March 31, 2026 increased $11.4 million, or 2.3%, to $503.6 million from $492.2 million during the same period in 2025. Interest-bearing deposits in other banks and fed funds sold increased $65.4 million to $206.0 million during the three months ended March 31, 2026 from $140.5 million during the same period in 2025. The increase in interest-bearing deposits in other banks and fed funds sold was due to additional cash from our acquisition of SGBG and our decision to hold excess liquidity in interest bearing deposits at the Federal Reserve Bank. The yield on our securities portfolio declined to 3.32% for the three months ended March 31, 2026 from 3.42% for the same period in 2025. The yield on our interest-bearing deposits in other banks and fed funds sold was 3.51% for the three months ended March 31, 2026 compared to 4.29% during the same period in 2025. Average fed funds sold increased to $213,000 during the three months ended March 31, 2026 from $150,000 during the same period in 2025. The yield on fed funds sold declined to 3.81% during the three months ended March 31, 2026 from 6.44% during the same period in 2025.

The cost of interest-bearing liabilities was 2.45% during the three months ended March 31, 2026 compared to 2.58% during the same period in 2025. The cost of deposits, including demand deposits, was 1.80% during the three months ended March 31, 2026 compared to 1.85% during the same period in 2025. The cost of funds, including demand deposits, was 1.85% during the three months ended March 31, 2026 compared to 1.94% during the same period in 2025. This decline was driven by a decrease in the market interest rates for deposits during the period. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) plus customer cash management repurchase agreements as these accounts tend to be low-cost funding and assist us in controlling our overall cost of funds. We had $1.8 billion, $1.5 billion, and $1.5 billion in pure deposits plus customer cash management repurchase agreements at March 31, 2026, December 31, 2025 and March 31, 2025, respectively. As of March 31, 2026, we had no brokered certificates of deposit.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Three months ended March 31, 2026			Three months ended March 31, 2025
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans(1)	$1,511,496	$22,129	5.94%	$1,239,225	$17,444	5.71%
Non-taxable securities	42,981	324	3.06%	46,986	342	2.95%
Taxable securities	460,574	3,800	3.35%	445,204	3,808	3.47%
Int bearing deposits in other banks	205,972	1,784	3.51%	140,548	1,487	4.29%
Fed funds sold	213	2	3.81%	63	1	6.44%
Total earning assets	$2,221,236	$28,039	5.12%	$1,872,026	$23,082	5.00%
Cash and due from banks	28,395			24,632
Premises and equipment	29,885			29,874
Goodwill and other intangibles	30,655			15,063
Other assets	59,446			53,138
Allowance for credit losses - investments	(19)			(23)
Allowance for credit losses - loans	(17,593)			(13,217)
Total assets	$2,352,005			$1,981,493

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$515,148	$2,226	1.75%	$331,897	$965	1.18%
Money market accounts	493,628	3,551	2.92%	440,282	3,319	3.06%
Savings deposits	105,599	47	0.18%	113,070	79	0.28%
Time deposits	348,870	2,937	3.41%	333,615	3,246	3.95%
Fed funds purchased	—	—	NA	2	—	0.00%
Securities sold under agreements to repurchase	121,940	664	2.21%	130,779	814	2.52%
Other long-term debt	14,964	245	6.64%	14,964	269	7.29%
Total interest-bearing liabilities	$1,600,149	$9,670	2.45%	$1,364,609	$8,692	2.58%
Demand deposits	514,953			450,554
Allowance for credit losses - unfunded commitments	670			480
Other liabilities	20,660			19,113
Shareholders’ equity	215,573			146,737
Total liabilities and shareholders’ equity	$2,352,005			$1,981,493

Cost of deposits, including demand deposits			1.80%			1.85%
Cost of funds, including demand deposits			1.85%			1.94%
Net interest spread			2.67%			2.42%
Net interest income/margin		$18,369	3.35%		$14,390	3.12%
Net interest income/margin (tax equivalent)(2)		$18,456	3.37%		$14,441	3.13%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held-for-sale.
(2)	Based on a 21.0% marginal tax rate.

The average balance amounts presented below reflect the corrected preliminary purchase accounting adjustments described in Note 2. The corrections reallocated certain average balances between goodwill and other intangibles and other assets but did not affect total average assets.

	Amounts Reflected in April 22, 2026 Earnings Release	Corrected Amounts Reflected in Form 10-Q
Goodwill and other intangibles	$32.279 million	$30.655 million
Other assets	$57.822 million	$59.446 million
Total assets	$2.352 billion	$2.352 billion

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Three Months Ended March 31,
	2026 versus 2025
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$3,962	$723	$4,685
Non-taxable securities	(30)	12	(18)
Taxable securities	129	(137)	(8)
Interest bearing deposits in other banks	602	(305)	297
Fed funds sold	2	(1)	1
Total interest income	$4,665	$292	$4,957

Interest expense:
Interest-bearing transaction accounts	$671	$590	$1,261
Money market accounts	389	(157)	232
Savings deposits	(5)	(27)	(32)
Time deposits	143	(452)	(309)
Fed funds purchased
Securities sold under agreements to repurchase	(53)	(97)	(150)
FHLB advances
Other long-term debt		(24)	(24)
Total interest expense	$1,145	$(167)	$978
Net interest income	$3,520	$459	$3,979

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended March 31, 2026 increased $808,000 to $4.8 million from $4.0 million during the same period in 2025. The increase in non-interest income was primarily related to increases of $465,000 in investment advisory fees and non-deposit commissions and $395,000 in government guaranteed lending income, partially offset by a reduction of $78,000 in mortgage banking income.

Mortgage banking income decreased $78,000 to $681,000 during the three months ended March 31, 2026 from $759,000 during the same period in 2025. Total production in the mortgage line of business in the first quarter of 2026 was $42.0 million, which was comprised of $25.4 million in secondary market loans, $1.9 million in adjustable-rate mortgages (ARMs), and $14.7 million in construction loans. Total fee revenue in the mortgage line of business was $681,000 in the first quarter of 2026, which includes $673,000 associated with the secondary market loans, with a gain-on-sale margin of 2.65%. This compares to production year-over-year of $43.9 million, which was comprised of $25.8 million in secondary market loans, $4.0 million in ARMs, and $14.1 million in construction loans during the first quarter of 2025. Fee revenue associated with the secondary market loans in the first quarter of 2025 was $755,000 with a gain-on-sale margin of 2.93%.

Investment advisory fees rose $465,000 to $2.3 million during the three months ended March 31, 2026 from $1.8 million during the same period in 2025. Total assets under management declined to $1.1 billion at March 31, 2026 from $1.2 billion at December 31, 2025, but increased from $892.8 million at March 31, 2025. Our net new assets under management were $7.9 million during the three months ended March 31, 2026. Furthermore, our investment performance for the three months ended March 31, 2026 was negative 3.6% compared to negative 4.6% for the S&P 500. Our customers’ assets under management are allocated across a range of asset classes, including equities, bonds, and cash.

Fee revenue from the new Government Guaranteed Lending line of business was $395,000 in the first quarter of 2026. Production in this line of business in the first quarter of 2026 included $2.36 million in SBA loans. During the quarter, we sold $2.0 million in loans, which resulted in a premium of $194,000 and a gain-on-sale margin of 9.59%. Loan volume was temporarily impacted by the federal government shutdowns and Small Business Administration processing delays, which affected the processing of loans in the pipeline.

Other non-interest income increased $24,000 to $1.2 million during the three months ended March 31, 2026 from $1.2 million during the same period in 2025. The $24,000 increase was primarily due to increases in wire transfer fees of $18,000 and rental income of $15,000, partially offset by a decline of $22,000 in ATM debit card income.

The following table shows the components of non-interest income for the three-month periods ended March 31, 2026 and March 31, 2025.

(Dollars in thousands)	Three months ended March 31,
	2026	2025
Deposit service charges	$223	$221
Mortgage banking income	681	759
Investment advisory fees and non-deposit commissions	2,271	1,806
Government guaranteed lending	395	—
ATM debit card income	673	695
Bank owned life insurance	210	202
Rental income	131	116
Other service fees including safe deposit box fees	57	62
Wire transfer fees	53	35
Other	96	86
Total	$4,790	$3,982

Non-interest expense increased $4.3 million during the three months ended March 31, 2026 to $17.0 million compared to $12.8 million during the same period in 2025. The increase in non-interest expense was primarily due to increases of $1.8 million in salaries and employee benefits, $57,000 in amortization of intangibles, $1.6 million in merger expenses, and $765,000 in other expenses.

•	Salary and benefits expense increased $1.8 million to $9.5 million during the three months ended March 31, 2026 from $7.7 million during the same period in 2025. This increase was primarily a result of new personnel retained from SGBG, normal salary adjustments, higher mortgage banking and financial planning and investment advisory commissions, and increased incentive accruals driven by stronger performance. We had 282 full-time equivalent employees at March 31, 2026 compared to 265 full-time equivalent employees at March 31, 2025.

•	Merger expenses increased $1.6 million to $1.6 million from zero. These costs were primarily composed of legal and professional fees related to the merger with SGBG.

•	Other non-interest expense increased $765,000 to $3.8 million during the three months ended March 31, 2026 from $3.1 million during the same period in 2025.

-	Core banking and electronic processing and services increased $131,000 to $887,000 from $756,000 primarily due to additional expenses related to the acquisition of SGBG, higher customer activity, and enhanced technology.
-	ATM/debit card processing increased $78,000 to $405,000 from $327,000 primarily due to higher customer activity and enhanced technology.
-	Software subscriptions and services increased $257,000 to $605,000 from $348,000 primarily due to additional expenses related to the acquisition of SGBG, new subscriptions and services, and higher renewal prices.

The following table shows the components of non-interest expense for the three-month periods ended March 31, 2026 and March 31, 2025.

(Dollars in thousands)	Three months ended March 31,
	2026	2025
Salaries and employee benefits	$9,492	$7,657
Occupancy	817	777
Equipment	379	390
Marketing and public relations	560	514
FDIC insurance assessments	272	300
Other real estate expense	4	12
Amortization of intangibles	96	39
Core banking and electronic processing and services*	887	756
ATM/debit card processing	405	327
Software subscriptions and services	605	348
Supplies	23	28
Telephone	127	109
Courier	85	88
Correspondent services	92	72
Insurance	117	108
Debit card and fraud losses	139	76
Investment advisory services	108	99
Loan processing and closing costs	100	59
Director fees	204	152
Legal and professional fees	425	465
Merger	1,581	—
Shareholder expense	84	99
Other	429	279
Total	$17,031	$12,754

*	Core banking and electronic processing and services includes core processing, bill payment, online banking, remote deposit capture, wire processing services, and postage costs for mailing customer notices and statements.

Income Tax Expense

We incurred income tax expense of $437,000 and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate was 7.4% and 22.9% for the three months ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate was due to an adjustment of $878,000 due to tax credits purchased during the three months ended March 31, 2026.

Provision and Allowance for Credit Losses and Credit Metrics

Provision and Allowance for Credit Losses

The total allowance for credit losses (ACL) is composed of three parts: the ACL for loans, the ACL for unfunded commitments, and the ACL for HTM investments. The ACL for loans is further composed of the allowance for individually assessed loans, the allowance for collectively assessed expected losses, the allowance for collectively assessed qualitative adjustments, and the allowance for collectively assessed additional allowance. The allowance for collectively assessed qualitative adjustments is calculated using a set of qualitative factors which as of March 31, 2026 and December 31, 2025 included changes in lending policies and procedures, changes in staff, markets, and products, change in total of 30-89 days past due and other loans especially mentioned, changes in the loan review system, changes in collateral value for non-collateral dependent loans, changes in concentration of credits, changes in the legal or regulatory requirements and competition, data limitations, model imprecision, and reasonable and supportable forecast alternative scenarios. The qualitative factors, combined with the allowance for individually assessed loans, the allowance for collectively assessed expected losses, and the collectively assessed additional allowance, are used to calculate the total allowance for credit losses on loans. The following table summarizes the activity related to our allowance for credit losses for loans:

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Beginning balance of allowance for credit losses - loans	$13,806	$13,135
Acquisition adjustments	4,339
Loans charged-off:
Commercial	—	—
Real Estate Mortgage – Commercial	—	—
Consumer - Other	15	9
Total loans charged-off	15	9
Recoveries:
Commercial	1	7
Real Estate Mortgage – Residential	—	—
Real Estate Mortgage – Commercial	2	5
Real Estate – Construction	1	1
Consumer – Home Equity	1	2
Consumer – Other	5	5
Total recoveries	10	20
Net loan charge-offs (recoveries)	5	11
Provision for credit losses - loans	224	462
Balance at period end	$18,364	$13,608

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio:

Composition of the Allowance for Credit Losses - Loans

	March 31, 2026		December 31, 2025
		% of Allowance in		% of Allowance in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial	$1,629	8.9%	$1,050	7.6%
Real Estate – Construction	4,011	21.8%	1,654	12.0%
Real Estate Mortgage:
Residential	1,717	9.4%	1,720	12.5%
Commercial	9,920	54.0%	8,349	60.4%
Consumer:
Home Equity	765	4.2%	706	5.1%
Other	322	1.8%	327	2.4%
Total	$18,364	100.0%	$13,806	100.0%

Credit Metrics

We have a significant portion of our loan portfolio with real estate as the underlying collateral. As of March 31, 2026 and December 31, 2025, approximately 92.4% and 91.5%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers who experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period. The allowance for credit losses is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy of the allowance and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance for credit losses based on information available to them at the time of their examination.

Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts that a borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in non-accrual status when it becomes 90 days or more past due. At the time a loan is placed in non-accrual status, all interest that has been accrued on the loan but remains unpaid, is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

The non-performing asset ratio was 0.04% of total assets with the nominal level of $853,000 in non-performing assets at March 31, 2026 compared to 0.02% and $372,000 at December 31, 2025. Non-accrual loans increased to $311,000 at March 31, 2026 from $202,000 at December 31, 2025. We had one accruing loan past due 90 days or more totaling $374,000 at March 31, 2026 compared to $2,000 at December 31, 2025. Loans past due 30 days or more represented 0.14% of the loan portfolio at March 31, 2026 compared to 0.07% at December 31, 2025. The ratio of classified loans plus OREO and repossessed assets increased to 1.83% of total bank regulatory risk-based capital at March 31, 2026 from 0.76% at December 31, 2025.

During the three months ended March 31, 2026, we experienced net charge-offs, including overdrafts, of $5,000 and net loan recoveries, excluding overdrafts, of $4,000. In comparison, during the three months ended March 31, 2025, we experienced net recoveries, including overdrafts, of $11,000 and net loan recoveries, excluding overdrafts, of $14,000.

There were five loans totaling $685,000 (0.04% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at March 31, 2026. Four of these loans were on non-accrual status. The largest loan of the four is $196,000 and is secured by real estate. The balance of the remaining loans on non-accrual status is $115,000. These loans are secured by business assets. At March 31, 2026, we had one accruing loan that was past due 90 days or more. At both March 31, 2026 and December 31, 2025, we considered loan relationships exceeding $500,000 and on non-accrual status as individually assessed loans for the allowance for credit losses. At March 31, 2026 we have one individually assessed loan for $2.4 million and at December 31, 2025, we had no individually assessed loans. The specific allowance for individually assessed loans is based on the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. There was $2.0 million allowance for credit losses on our individually assessed loans at March 31, 2026 and none at December 31, 2025. At March 31, 2026, we had $2.2 million in loans that were delinquent 30 days to 89 days representing 0.14% of total loans compared to $934,000 or 0.07% of total loans at December 31, 2025.

The following table summarizes the activity related to our allowance for credit losses for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Average loans outstanding (excluding loans held-for-sale)	$1,502,055	$1,232,712
Loans outstanding at period end (excluding loans held-for-sale)	$1,549,143	$1,251,980
Non-performing assets:
Non-accrual loans	$311	$215
Loans 90 days past due still accruing	374	6
Foreclosed real estate	168	437
Total non-performing assets	$853	$658

Net charge-offs to average loans (annualized)	0.00%	0.00%
Allowance as percent of total loans	1.19%	1.09%
Non-performing assets as % of total assets	0.04%	0.03%
Allowance as % of non-performing loans	2,681.73%	6,157.47%
Non-accrual loans as % of total loans	0.02%	0.02%
Allowance as % of non-accrual loans	5,909.41%	6,329.30%

The following table details net charge-offs to average loans outstanding by loan category for the periods indicated.

	Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off (Recovery) Ratio	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off (Recovery) Ratio
Commercial	$(1)	$104,904	0.00%	$(7)	$87,712	(0.01)%
Real estate:
Construction	(1)	173,296	0.00%	(1)	147,659	0.00%
Mortgage-residential	—	131,179	0.00%	—	122,779	0.00%
Mortgage-commercial	(2)	1,017,021	0.00%	(5)	812,253	0.00%
Consumer:
Home Equity	(1)	56,655	0.00%	(2)	42,385	(0.01)%
Other	10	19,000	0.05%	4	19,924	0.02%
Total:	$5	$1,502,055	0.00%	$(11)	$1,232,712	0.00%

(1)	Average loans exclude loans held for sale.

Financial Position

Assets increased $333.8 million, or 16.2% (65.8% annualized), to $2.4 billion at March 31, 2026 from $2.1 billion at December 31, 2025. The increase in assets was primarily due to increases in cash and due from banks of $11.6 million, interest-bearing bank balances of $45.3 million, investment securities available for sale of $26.6 million, loans held-for-investment of $238.1 million, goodwill of $14.8 million, intangible assets of $2.5 million, and other assets of $8.7 million, partially offset by a decrease in investment securities held-to-maturity of $6.4 million.

Loans and loans held-for-sale

Loans held-for-sale decreased to $6.9 million at March 31, 2026 from $10.7 million at December 31, 2025. Loans (excluding loans held-for-sale) increased $238.1 million, or 18.2% (73.7% annualized), to $1.5 billion at March 31, 2026 from $1.3 billion at December 31, 2025. Total loan production, excluding mortgage secondary market and new construction residential real estate, was $91.2 million during the three months ended March 31, 2026 compared to $53.6 million during the same period in 2025. Advances from unfunded commercial construction loans available for draws were $10.2 million during the three months ended March 31, 2026 compared to $9.0 million during the same period in 2025. Payoffs and paydowns totaled $43.7 million during the three months ended March 31, 2026 compared to $18.6 million during the same period in 2025.

Total production in the mortgage line of business in the first quarter of 2026 was $42.0 million which was comprised of $25.4 million in secondary market loans, $1.9 million in adjustable rate mortgages (ARMs), and $14.7 million in construction loans. Total production in the mortgage line of business in the first quarter of 2025 was $43.9 million which was comprised of $25.8 million in secondary market loans, $4.0 million in ARMs, and $14.1 million in construction loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income.

The loan-to-deposit ratio (including loans held-for-sale) at March 31, 2026 and December 31, 2025 was 76.0% and 75.6%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at March 31, 2026 and December 31, 2025 was 75.6% and 74.9%, respectively.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. Based on our loan portfolio as of March 31, 2026, the non-owner occupied commercial real estate loans and the construction and land development loans were approximately 314% and 67% of total risk-based capital, respectively compared to 307% and 71% at December 31, 2025. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 62% from March 31, 2023 to March 31, 2026. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the level of the concentration in commercial real estate loans within our loan portfolio monthly.

The following table shows the composition of the loan portfolio by category at the dates indicated:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$99,521	6.4%	$91,930	7.0%
Real estate:
Construction	184,957	11.9%	152,077	11.5%
Mortgage – residential	131,021	8.5%	130,476	10.0%
Mortgage – commercial	1,056,654	68.2%	863,422	65.9%
Consumer:
Home Equity	58,400	3.8%	53,693	4.1%
Other	18,590	1.2%	19,421	1.5%
Total gross loans	1,549,143	100.0%	1,311,019	100.0%
Allowance for credit losses	(18,364)		(13,806)
Total net loans	$1,530,779		$1,297,213

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

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at March 31, 2026.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	March 31, 2026
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total
Commercial	$23,545	$50,274	$25,702	$—	$99,521
Real estate:
Construction	52,109	111,308	15,426	6,114	184,957
Mortgage—residential	6,683	13,310	2,689	108,339	131,021
Mortgage—commercial	144,099	732,819	146,945	32,791	1,056,654
Consumer:
Home equity	1,092	10,800	46,508	—	58,400
Other	6,326	10,981	926	357	18,590
Total	$233,854	$929,492	$238,196	$147,601	$1,549,143

Loans maturing after one year with:

Variable Rate	$302,914
Fixed Rate	1,012,375
$1,315,289

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

Investment securities increased $20.2 million to $512.6 million, net of allowance for credit losses on investments of $16,000, at March 31, 2026 from $492.2 million, net of allowance for credit losses on investments of $19,000, at December 31, 2025. The increase was driven primarily by purchases of mortgage-backed securities in the available-for-sale portfolio, partially offset by normal principal cash flows.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $10.2 million ($8.0 million net of tax) at March 31, 2026.

Our HTM investments totaled $188.7 million and represented approximately 37% of our total investments at March 31, 2026. Our AFS investments totaled $320.7 million or approximately 62% of our total investments at March 31, 2026. Our investments at cost totaled $3.2 million or approximately 1% of our total investments at March 31, 2026. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive loss, which is included in shareholders’ equity.

At March 31, 2026, the estimated weighted average life of our total investment portfolio was 4.9 years, the modified duration was 4.1, the effective duration was 3.3, and the weighted average tax equivalent book yield was 3.66%.

Interest bearing deposits in other banks and fed funds sold increased $45.3 million to $182.5 million at March 31, 2026 from $137.2 million at December 31, 2025 due to our decision to temporarily hold excess liquidity in interest-bearing bank deposits at the Federal Reserve Bank. This additional liquidity will be used to fund loan growth and/or reduce borrowings and brokered certificates of deposit.

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at March 31, 2026:

(Dollars in thousands)	Within One Year		Over One Year and less than Five Years		Over Five Years and less than Ten Years		Over Ten Years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury securities	$—	—	$15,859	1.12%	$—	—	$—	—
Government Sponsored Enterprises	—	—	—	—	2,500	2.00%	—	—
Small Business Administration pools	5	4.11%	2,354	4.84%	2,356	4.10%	3,150	5.12%
Mortgage-backed securities	2,367	2.38%	8,994	3.45%	24,945	3.89%	264,305	3.89%
Corporate and other securities	—	—	1,994	6.22%	5,500	3.44%	14	—
Total investment securities available-for-sale	$2,372	2.38%	$29,201	2.49%	$35,302	3.70%	$267,468	3.90%

(Dollars in thousands)	Within One Year		Over One Year and less than Five Years		Over Five Years and less than Ten Years		Over Ten Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$—	—	$39,664	3.25%	$6,424	3.29%	$43,311	3.27%
State and local government	2,240	3.35%	24,639	3.35%	48,833	3.59%	23,616	3.33%
Total investment securities held-to-maturity	$2,240	3.35%	$64,303	3.29%	$55,258	3.56%	$66,927	3.30%

Deposits

Deposits increased $298.7 million, or 17.1% (69.2% annualized), to $2.05 billion at March 31, 2026 compared to $1.75 billion at December 31, 2025. Our pure deposits, which are defined as total deposits less certificates of deposit, increased $291 million, or 20.2% (82.1% annualized), to $1.73 billion at March 31, 2026 from $1.44 billion at December 31, 2025. We continue to focus on growing our pure deposits in order to better manage our overall cost of funds. Certificates of deposit increased $8 million to $322 million at March 31, 2026 from $314 million at December 31, 2025.

We had no brokered certificates of deposit at March 31, 2026 or December 31, 2025. Total uninsured deposits were $697.9 million and $581.3 million at March 31, 2026 and December 31, 2025, respectively. Included in uninsured deposits at March 31, 2026 and December 31, 2025 were $214.2 million and $187.5 million, respectively, of deposits of states or political subdivisions in the U.S., which are secured or collateralized, respectively. Total uninsured deposits, excluding these deposits that are secured or collateralized, totaled $483.7 million, or 23.6%, of total deposits at March 31, 2026 and $393.8 million, or 22.5%, of total deposits at December 31, 2025. The average balance of all customer deposit accounts at March 31, 2026 was $34,731. The average balance for consumer accounts was $18,525 and the average balance for non-consumer accounts was $74,558.

The following table sets forth the deposits by category:

	March 31,		December 31,
	2026		2025
		% of		% of
(Dollars in thousands)	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$543,839	26.6%	$467,265	26.7%
Interest bearing checking accounts	568,365	27.7%	367,195	21.0%
Money market accounts	478,231	23.3%	470,516	26.9%
Savings accounts	107,917	5.3%	102,768	5.9%
Time deposits	349,912	17.1%	341,800	19.5%
Total	$2,048,264	100.0%	$1,749,544	100.0%

The uninsured amount of time deposits in the table above at March 31, 2026 and December 31, 2025 was $49.1 million and $47.1 million, respectively.

The tables below show at March 31, 2026 and December 31, 2025, maturities of certificates and other time deposits greater than $250,000.

	March 31, 2026
	Within Three	After Three Through	After Nine Through	After Twelve
(Dollars in thousands)	Months	Nine Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$34,769	$44,958	$22,834	$814	$103,375

	December 31, 2025
	Within Three	After Three Through	After Nine Through	After Twelve
(Dollars in thousands)	Months	Nine Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$44,205	$29,127	$27,971	$508	$101,811

Borrowed Funds, Trust Preferred Securities, and Shareholders’ Equity

Borrowed funds consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and long-term debt. Our long-term debt is the result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $121.9 million, $101.9 million, and $130.8 million during the three months ended March 31, 2026, December 31, 2025, and March 31, 2025, respectively. The average rates paid during these periods were 2.21%, 2.26%, and 2.52%, respectively. The balances of securities sold under agreements to repurchase were $99.8 million, $107.2 million, and $129.8 million at March 31, 2026, December 31, 2025, and March 31, 2025, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. Federal funds purchased averaged zero, zero, and $2,000 during the three months ended March 31, 2026, December 31, 2025, and March 31, 2025, respectively. The average rates paid during these periods were 0.00%. Federal funds purchased were zero at March 31, 2026, December 31, 2025, and March 31, 2025. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. FHLB advances averaged zero during the three months ended March 31, 2026, December 31, 2025, and March 31, 2025. The average rates paid during these periods were zero. The balances of FHLB advances were zero at March 31, 2026, December 31, 2025, and March 31, 2025.

We issued $15.5 million in trust preferred securities on March 16, 2004. During the fourth quarter of 2015, we redeemed $500,000 of these securities. The remaining debt may be redeemed in full anytime with notice, and matures on March 16, 2034. The balances of trust preferred securities were $15.0 million as of March 31, 2026, December 31, 2025, and March 31, 2025. The securities accrue and pay distributions quarterly at a rate determined by an adjusted SOFR. Trust preferred securities averaged $15.0 million during the three months ended March 31, 2026, December 31, 2025, and March 31, 2025. The average rates during these periods were 6.64%, 6.89%, and 7.29%, respectively.

Other liabilities declined $11.0 million to $5.1 million at March 31, 2026 from $16.1 million at December 31, 2025 primarily due to a $12.5 million reduction in accrued federal income tax payable due to the purchase of federal tax credits during the three months ended March 31, 2026.

Total shareholders’ equity increased $53.3 million, or 31.8%, to $220.8 million at March 31, 2026 from $167.6 million at December 31, 2025. Shareholders’ equity was 9.2% of total assets at March 31, 2026 and 8.1% at December 31, 2025. The $53.3 million increase in shareholders’ equity was due to a $4.0 million increase in retained earnings resulting from $5.5 million in net income less $1.5 million in dividends, a $97,000 decrease due to employee and director stock awards, a $94,000 increase due to dividend reinvestment plan (DRIP) purchases, a $49.7 million increase due to the acquisition of SGBG, and a $433,000 increase in accumulated other comprehensive loss. The increase in accumulated other comprehensive loss of $433,000 during the period was due to $774,000 of comprehensive loss from unrealized losses on available-for-sale securities, partially offset by the $332,000 of comprehensive income from reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity and the $9,000 of comprehensive income from unrealized gain on investment hedge.

On May 9, 2025, we announced that our Board of Directors approved a plan to utilize up to $7.5 million of capital to repurchase shares of our common stock (the “2025 Repurchase Plan”), which represented approximately 5.0% of total shareholders’ equity at the time of the announcement. During the first quarter of 2026, a total of 1,483 shares of the Company’s common stock were repurchased at an average price of $27.77 and a total value of $41,180. The 2025 Repurchase Plan expires at market close on May 8, 2026.

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at March 31, 2026 and at December 31, 2025 over the subsequent 12 months.

Change in short-term interest rates	Hypothetical percentage change in net interest income
	March 31, 2026	December 31, 2025	Policy Limit
+400bp	-10.32%	-15.11%	-20.00%
+300bp	-6.70%	-10.24%	-20.00%
+200bp	-3.06%	-5.83%	-15.00%
+100bp	-1.73%	-2.54%	-10.00%
Flat	—	—	—
-100bp	+1.77%	+2.74%	-10.00%
-200bp	+3.46%	+5.24%	-15.00%
-300bp	+4.32%	+5.31%	-20.00%
-400bp	+3.50%	+3.49%	-20.00%

The maximum anticipated negative impacts of the modeled changes in net interest income were within policy limits at March 31, 2026 and December 31, 2025.

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

Change in present value of equity	Hypothetical percentage change in PVE
	March 31, 2026	December 31, 2025	Policy Limit
+400bp	+6.06%	+1.13%	-25.00%
+300bp	+6.27%	+2.58%	-25.00%
+200bp	+5.53%	+3.11%	-20.00%
+100bp	+3.40%	+2.23%	-15.00%
Flat	—	—	—
-100bp	-5.27%	-3.84%	-15.00%
-200bp	-12.57%	-9.63%	-20.00%
-300bp	-22.08%	-19.36%	-25.00%
-400bp	-34.72%	-34.26%	-25.00%

Except for the down 400 basis point scenario, the maximum anticipated negative impacts of the modeled changes in PVE were within policy limits at March 31, 2026 and December 31, 2025. We are monitoring the risk posed by the down 400 basis point scenario.

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

From time to time, we issue brokered certificates of deposit to supplement our funding mix. As of March 31, 2026 and December 31, 2025, we had no brokered certificates of deposit. We believe that we have ample liquidity to meet the needs of our customers through our low-cost deposits, the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, the ability to borrow on a secured basis through the Federal Reserve Discount Window, and the ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank.

The Bank maintains federal funds purchased lines in the total amount of $102.5 million with four financial institutions and $10.0 million through the Federal Reserve Discount Window. We utilized none of our federal funds purchased lines at March 31, 2026 and December 31, 2025. The FHLB of Atlanta has approved a line of credit of up to 25.00% of the Bank’s total assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had no FHLB advances at March 31, 2026 and at December 31, 2025. At March 31, 2026, we had remaining credit availability under this facility in excess of $597.5 million, subject to collateral requirements. Combined, we have total remaining credit availability, subject to collateral requirements, in excess of $700.0 million as compared to uninsured deposits excluding deposits of states or political subdivisions in the U.S., which are secured or collateralized, of $483.7 million.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2026, we had issued commitments to extend unused credit of $261.4 million, including $73.0 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2025, we had issued commitments to extend unused credit of $211.2 million, including $69.0 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The federal banking agencies have also implemented a simplified measure of capital adequacy for qualifying community banking organizations known as the Community Bank Leverage Ratio (“CBLR”) framework. Depository institutions and their holding companies with less than $10 billion in total consolidated assets that meet certain other qualifying criteria and maintain a leverage ratio greater than 9% may elect to use the CBLR framework. Institutions that opt into the CBLR framework and maintain a qualifying leverage ratio are considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and are deemed “well capitalized” for prompt corrective action purposes. We continue to evaluate annually whether to elect into the CBLR framework, but currently report under the traditional risk-based capital approach.

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

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a “small bank holding company”. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of March 31, 2026, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

(Dollars in thousands)		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
March 31, 2026
Leverage Ratio	9.09%	5.00%	4.00%	$95,087	$118,345
Common Equity Tier 1 Capital Ratio	12.82%	6.50%	4.50%	104,219	137,192
Tier 1 Capital Ratio	12.82%	8.00%	6.00%	79,490	112,462
Total Capital Ratio	13.98%	10.00%	8.00%	65,550	98,523
December 31, 2025
Leverage Ratio	8.66%	5.00%	4.00%	$75,818	$96,513
Common Equity Tier 1 Capital Ratio	13.11%	6.50%	4.50%	90,399	117,751
Tier 1 Capital Ratio	13.11%	8.00%	6.00%	69,884	97,237
Total Capital Ratio	14.16%	10.00%	8.00%	56,886	84,239

The March 31, 2026 regulatory capital ratios presented below reflect the corrected preliminary purchase accounting adjustments described in Note 2. The corrections resulted in immaterial increases to the Bank’s regulatory capital ratios from the amounts previously reported in the Company’s April 22, 2026 earnings release, and the Bank continued to exceed all applicable well-capitalized regulatory capital requirements at March 31, 2026.

	Amounts Reflected in April 22, 2026 Earnings Release	Corrected Amounts Reflected in Form 10-Q
Leverage Ratio	9.06%	9.09%
Common Equity Tier 1 Capital Ratio	12.80%	12.82%
Tier 1 Capital Ratio	12.80%	12.82%
Total Capital Ratio	13.95%	13.98%
Common Equity Tier 1 Capital	$210.758 million	$211.380 million
Tier 1 Regulatory Capital	$210.758 million	$211.380 million
Total regulatory capital	$229.791 million	$230.413 million

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

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the first quarter of 2026 of $0.16 per common share. This dividend is payable on May 19, 2026 to shareholders of record of our common stock as of May 5, 2026.

As we are a legal entity separate and distinct from the Bank and do not conduct stand-alone operations, our ability to pay dividends depends on the ability of the Bank to pay dividends to us, which is also subject to regulatory restrictions. As a South Carolina-chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the South Carolina Board of Financial Institutions, the Bank is generally permitted under South Carolina State banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions. The FDIC also has the authority, under federal law, to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -

OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against us which we believe, if determined adversely, would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Investing in our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, the cautionary statements under “Cautionary Statement Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, and other risks and matters described elsewhere in this Quarterly Report and in our other filings with the SEC.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Those risk factors should be read in conjunction with the information set forth in this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, during the three months ended March 31, 2026, we credited an aggregate of 6,070 deferred stock units to accounts for directors who elected to defer monthly fees. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.
(b)	Not Applicable.
(c)

During the three months ended March 31, 2026, the Company repurchased 1,483 shares of its common stock under its publicly announced share repurchase plan at an average price of $27.71 per share, excluding commission and handling fees, for an aggregate purchase price of approximately $41,100, excluding commission and handling fees. Including commission and handling fees, the aggregate amount paid was approximately $41,180. In addition, 18,062 shares were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock during the three months ended March 31, 2026. Shares withheld for tax withholding obligations were not purchased under the Company’s publicly announced share repurchase plan.

Subsequent to March 31, 2026, on May 7, 2026, the Company announced that its Board of Directors approved a new share repurchase plan authorizing the Company to repurchase up to $7.5 million of its common stock. The 2026 Repurchase Plan expires at market close on May 5, 2027.

Period	Total number of shares purchased		Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plan(2)
January 1 – January 31, 2026	—		$—	—	$7,500,000
February 1 – February 28, 2026	17,969		$29.82	—	$7,500,000
March 1 – March 31, 2026	1,576		$27.74	1,483	$7,458,820
Total	19,545	(1)	$29.65	1,483	$7,458,820

(1) Includes 18,062 shares withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were not purchased under the Company’s publicly announced share repurchase plan.

(2) Average price paid per share excludes commission and handling fees. The maximum dollar value of shares that may yet be purchased under the publicly announced repurchase plan reflects the remaining authorization under the plan after deducting the aggregate amount paid for shares repurchased under the plan, including commission and handling fees.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Plans

During the three months ended March 31, 2026, neither the Company nor any director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of July 13, 2025 by and between First Community Corporation, First Community Bank, and Signature Bank. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 14, 2025).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 16, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 18, 2023).

10.1	Employment Agreement, dated July 13, 2025, by and between First Community Bank and Freddie Deutsch, effective as of January 8, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 9, 2026).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (ii) Consolidated Statements of Income for the three months ended March 31, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: May 15, 2026	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)