Form 10-Q
period 2026-06-30
FIRST COMMUNITY CORP /SC/
filed 2026-08-12
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 12, 2026, 9,399,731 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2026	December 31,
(Dollars in thousands, except par values and share counts)	(Unaudited)	2025
ASSETS
Cash and due from banks	$31,667	$23,876
Interest-bearing bank balances	130,516	137,184
Investment securities available-for-sale	322,596	294,109
Investment securities held-to-maturity, fair value of $176,752 and $188,563 at June 30, 2026 and December 31, 2025, respectively, net of allowance for credit losses — investments	184,960	195,116
Other investments, at cost	3,252	2,942
Loans held-for-sale	11,946	10,737
Loans held-for-investment	1,578,292	1,311,019
Less, allowance for credit losses – loans	18,515	13,806
Net loans held-for-investment	1,559,777	1,297,213
Property and equipment – net	29,527	29,342
Lease right-of-use asset	2,254	2,192
Bank owned life insurance	32,224	31,801
Other real estate owned	168	168
Intangible assets	2,681	289
Goodwill	29,399	14,637
Other assets	31,381	18,126
Total assets	$2,372,348	$2,057,732
LIABILITIES
Deposits:
Non-interest bearing	$527,904	$467,265
Interest bearing	1,496,936	1,282,279
Total deposits	2,024,840	1,749,544
Securities sold under agreements to repurchase	96,546	107,189
Junior subordinated debt	14,964	14,964
Lease liability	2,438	2,373
Other liabilities	5,575	16,105
Total liabilities	$2,144,363	$1,890,175
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 9,399,731 at June 30, 2026 and 7,693,215 at December 31, 2025	9,400	7,693
Nonvested restricted stock and stock units	2,424	3,065
Additional paid in capital	143,994	94,909
Retained earnings	90,391	80,291
Accumulated other comprehensive loss	(18,224)	(18,401)
Total shareholders’ equity	227,985	167,557
Total liabilities and shareholders’ equity	$2,372,348	$2,057,732

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended June 30,
	2026	2025
Interest and dividend income:
Loans, including fees	$23,594	$18,173
Investment securities – taxable	3,901	3,976
Investment securities – non-taxable	337	345
Interest-bearing deposits in other banks and fed funds sold	1,343	1,679
Total interest and dividend income	29,175	24,173
Interest expense:
Deposits	8,862	7,899
Securities sold under agreements to repurchase	566	681
Other borrowed money	246	269
Total interest expense	9,674	8,849
Net interest income	19,501	15,324
Provision for (release of) credit losses	126	(237)
Net interest income after provision for credit losses	19,375	15,561
Non-interest income:
Deposit service charges	213	224
Mortgage banking income	1,070	879
Investment advisory fees and non-deposit commissions	2,286	1,751
Government guaranteed lending	704	—
Gain on sale of other assets	—	127
Other	1,364	1,225
Total non-interest income	5,637	4,206
Non-interest expense:
Salaries and employee benefits	9,514	8,060
Occupancy	893	772
Equipment	406	390
Marketing and public relations	289	208
FDIC insurance assessments	294	274
Amortization of intangibles	101	40
Merger	503	234
Other	3,273	3,105
Total non-interest expense	15,273	13,083
Net income before tax	9,739	6,684
Income tax expense	2,144	1,498
Net income	$7,595	$5,186

Basic earnings per common share	$0.81	$0.68
Diluted earnings per common share	$0.80	$0.67

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Six Months ended June 30,
	2026	2025
Interest and dividend income:
Loans, including fees	$45,723	$35,618
Investment securities – taxable	7,701	7,783
Investment securities – non-taxable	661	687
Interest-bearing deposits in other banks and fed funds sold	3,129	3,167
Total interest and dividend income	57,214	47,255
Interest expense:
Deposits	17,623	15,509
Securities sold under agreements to repurchase	1,230	1,494
Other borrowed money	491	538
Total interest expense	19,344	17,541
Net interest income	37,870	29,714
Provision for credit losses	319	200
Net interest income after provision for credit losses	37,551	29,514
Non-interest income:
Deposit service charges	436	445
Mortgage banking income	1,751	1,638
Investment advisory fees and non-deposit commissions	4,557	3,557
Government guaranteed lending	1,104	—
Gain on sale of other assets	—	127
Other	2,579	2,421
Total non-interest income	10,427	8,188
Non-interest expense:
Salaries and employee benefits	19,006	15,717
Occupancy	1,710	1,549
Equipment	785	780
Marketing and public relations	849	722
FDIC insurance assessments	566	574
Amortization of intangibles	197	79
Merger	2,084	234
Other	7,107	6,182
Total non-interest expense	32,304	25,837
Net income before tax	15,674	11,865
Income tax expense	2,581	2,682
Net income	$13,093	$9,183

Basic earnings per common share	$1.41	$1.20
Diluted earnings per common share	$1.39	$1.18

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,
(Dollars in thousands)	2026	2025
Net income	$7,595	$5,186
Other comprehensive income (loss):
Unrealized (loss) gain during the period on available-for-sale securities, net of tax benefit of $23 and expense of $228, respectively	(83)	854
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $86 and $88, respectively	322	332
Unrealized gain (loss) during the period on investment hedge, net of tax expense of $99 and benefit of $20, respectively	371	(76)
Other comprehensive income	610	1,110
Comprehensive income	$8,205	$6,296

	Six months ended June 30,
(Dollars in thousands)	2026	2025
Net income	$13,093	$9,183
Other comprehensive income (loss):
Unrealized (loss) gain during the period on available-for-sale securities, net of tax benefit of $225 and expense of $800, respectively	(857)	3,010
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $174 and $176, respectively	654	662
Unrealized gain (loss) during the period on investment hedge, net of tax expense of $101 and benefit of $20, respectively	380	(76)
Other comprehensive income	177	3,596
Comprehensive income	$13,270	$12,779

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
(Shares and dollars in thousands)	Issued	Stock	Capital	Stock	Earnings	Loss	Total
Balance, March 31, 2026	9,398	$9,398	$143,947	$2,012	$84,294	$(18,834)	$220,817
Net income	—	—	—	—	7,595	—	7,595
Other comprehensive income net of tax expense of $162	—	—	—	—	—	610	610
Stock-based compensation	(1)	(1)	(43)	412	—	—	368
Dividends: Common ($0.16 per share)	—	—	—	—	(1,498)	—	(1,498)
Dividend reinvestment plan	3	3	90	—	—	—	93
Balance, June 30, 2026	9,400	$9,400	$143,994	$2,424	$90,391	$(18,224)	$227,985

Balance, March 31, 2025	7,682	$7,682	$94,626	$1,939	$68,685	$(22,973)	$149,959
Net income	—	—	—	—	5,186	—	5,186
Other comprehensive income net of tax expense of $296	—	—	—	—	—	1,110	1,110
Stock-based compensation	—	—	1	296	—	—	297
Dividends: Common ($0.15 per share)	—	—	—	—	(1,148)	—	(1,148)
Dividend reinvestment plan	4	4	92	—	—	—	96
Balance, June 30, 2025	7,686	$7,686	$94,719	$2,235	$72,723	$(21,863)	$155,500

Balance, December 31, 2025	7,693	$7,693	$94,909	$3,065	$80,291	$(18,401)	$167,557
Net income	—	—	—	—	13,093	—	13,093
Other comprehensive income net of tax expense of $47	—	—	—	—	—	177	177
Shares issued as acquisition consideration	1,658	1,658	48,075				49,733
Repurchase of common shares	(1)	(1)	(40)				(41)
Stock-based compensation	44	44	869	(641)	—	—	272
Dividends: Common ($0.32 per share)	—	—	—	—	(2,993)	—	(2,993)
Dividend reinvestment plan	6	6	181	—	—	—	187
Balance, June 30, 2026	9,400	$9,400	$143,994	$2,424	$90,391	$(18,224)	$227,985

Balance, December 31, 2024	7,644	$7,644	$93,834	$2,639	$65,836	$(25,459)	$144,494
Net income	—	—	—	—	9,183	—	9,183
Other comprehensive income net of tax expense of $956	—	—	—	—	—	3,596	3,596
Stock-based compensation	34	34	701	(404)	—	—	331
Dividends: Common ($0.30 per share)	—	—	—	—	(2,296)	—	(2,296)
Dividend reinvestment plan	8	8	184	—	—	—	192
Balance, June 30, 2025	7,686	$7,686	$94,719	$2,235	$72,723	$(21,863)	$155,500

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$13,093	$9,183
Adjustments to reconcile net income to net cash (used in) provided by operating activities:		—
Depreciation	887	855
Net premium accretion on investment securities available-for-sale	(1,276)	(1,501)
Net premium amortization (accretion) on investment securities held-to-maturity	431	(334)
Provision for credit losses	319	200
Write-downs of other real estate owned	—	100
Origination of loans held-for-sale	(59,794)	(57,685)
Sale of loans held-for-sale	60,324	58,003
Gain on sale of loans held-for-sale	(1,739)	(1,631)
Gain on sale of other real estate owned	—	(127)
Amortization of intangibles	197	79
Stock-based compensation	272	331
(Increase) decrease in other assets	(4,757)	503
Decrease in other liabilities	(12,515)	(1,442)
Net cash (used in) provided by operating activities	(4,558)	6,534
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(31,802)	(29,764)
Purchase of other investments	(138)	(216)
Sale/maturity/call of investment securities available-for-sale	29,395	12,036
Maturity/call of investment securities held-to-maturity	10,558	8,008
Increase in loans	(71,581)	(39,513)
Proceeds from sale of other real estate owned	—	376
Purchase of property and equipment	(332)	(418)
Net disposals of property and equipment	—	31
Acquisition of Signature Bank of Georgia, net of cash and cash equivalents acquired	35,933	—
Net cash used in investing activities	(27,967)	(49,460)
Cash flows from financing activities:
Increase in deposit accounts	47,138	78,140
Increase (decrease) in securities sold under agreements to repurchase	(10,643)	530
Dividends paid: Common Stock	(2,993)	(2,296)
Share repurchase	(41)	—
Dividend reinvestment plan	187	192
Net cash provided by financing activities	33,648	76,566
Net increase in cash and cash equivalents	1,123	33,640
Cash and cash equivalents at beginning of period	161,060	149,828
Cash and cash equivalents at end of period	$162,183	$183,468
Supplemental disclosure:
Cash paid during the period for:
Interest	$18,578	$17,783
Income taxes	$130	$3,814
Supplemental disclosures
Unrealized (loss) gain on available-for-sale securities, net of tax	$(857)	$3,010
Amortization of unrealized losses on securities from transfer of available-for-sale securities to held-to-maturity, net of tax	398	662
Recognition of operating lease right of use asset acquired in Signature Bank of Georgia acquisition	301	—
Recognition of operating lease liability acquired in Signature Bank of Georgia acquisition	301	—
Fair value of assets acquired in Signature Bank of Georgia acquisition, excluding cash, cash equivalents, and goodwill	229,320	—
Fair value of liabilities acquired in Signature Bank of Georgia acquisition	230,282	—
Goodwill from Signature Bank of Georgia acquisition	14,762	—
Common stock issued for Signature Bank of Georgia acquisition	49,733	—
Cash paid to settle options and rounding for Signature Bank of Georgia acquisition	$5	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of First Community Corporation and its wholly owned subsidiary, First Community Bank (the “Bank”), collectively, (the “Company,” unless the context requires otherwise), state fairly, in all material respects, the Company’s financial position at June 30, 2026 and December 31, 2025, and the Company’s results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Reclassifications

Certain amounts presented in the Company’s previously issued financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported shareholders’ equity or net income.

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

Business Combinations

Acquisitions of businesses are accounted for using the acquisition method of accounting. In accordance with applicable accounting guidance, the Company recognizes assets acquired and liabilities assumed at their respective fair values as of the date of acquisition, with the related transaction costs expensed in the period incurred. The Company uses third-party valuation specialists to assist in the determination of fair value of certain assets and liabilities at the merger date, including loans and intangible assets. While the Company uses our best estimates and assumptions to accurately value assets acquired and liabilities assumed on the acquisition date, the estimates are inherently uncertain. For further discussion of our methodology for estimating the fair value of acquired assets and assumed liabilities in connection with our acquisition of Signature Bank of Georgia, see Note 2, “Business Combination”.

Purchased Transferable Tax Credits

The Company may purchase transferable tax credits from third parties pursuant to relevant transferability provisions. Purchased tax credits are accounted for in accordance with ASC 740, Income Taxes. Purchased transferable tax credits are recorded as an income tax-related asset at the amount of cash consideration paid at the date the Company obtains control of the credits. The asset is subsequently recognized as a reduction of income tax expense in the period in which the credits are utilized to offset the Company’s federal income tax liability.

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

Note 2 - Business Combination

On January 8, 2026 (the “Acquisition Date”), First Community Bank acquired all of the outstanding common stock of Signature Bank of Georgia (“SGBG”). In connection with the transaction, the Company issued 1,658,339 shares of its common stock to the shareholders of SGBG. Pursuant to the Agreement and Plan of Merger, dated as of July 13, 2025, SGBG merged with and into First Community Bank, with First Community Bank continuing as the surviving bank.

Each outstanding share of SGBG common stock was converted into the right to receive 0.6410 shares of Company common stock. Total consideration for the acquisition was approximately $49.7 million of Company common stock, based on the Company’s common stock price of $29.99 per share. In connection with the merger, the Company issued approximately 1.7 million shares of common stock and paid approximately $5,000 in cash.

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

The following table summarizes the preliminary estimated fair values of the assets acquired, liabilities assumed and consideration transferred in connection with the SGBG acquisition as of the Acquisition Date:

Fair Value
(Dollars in thousands)	January 8, 2026
ASSETS
Cash and due from banks	$918
Interest-bearing bank balances	35,020
Investment securities available-for-sale	25,882
Other investments	172
Net loans held-for-investment	191,378
Property and equipment – net	740
Lease right-of-use asset	301
Intangible assets	2,592
Goodwill	14,762
Other assets	8,255
Total assets	$280,020

LIABILITIES AND PURCHASE PRICE
Deposits	228,158
Lease liability	301
Other liabilities	1,823
Total liabilities assumed	$230,282
Purchase price	49,738
Total liabilities assumed and purchase price	$280,020

The goodwill arising from the acquisition reflects the Company’s increased market share and related synergies expected to result from combining the operations of First Community Bank and SGBG. Of the $14.8 million in goodwill arising from the acquisition, $5.8 million was assigned to the Government Guaranteed Lending segment and $9.0 million was assigned to the Commercial and Retail Banking segment. In accordance with ASC 350, Intangibles-Goodwill and Other, goodwill will not be amortized, and all goodwill will be tested for impairment at least annually. The fair value of the acquired identifiable intangible assets was $2.6 million, consisting primarily of a core deposit intangible.

The fair value of the acquired assets and liabilities reflected in the table above is preliminary pending receipt of the final valuation for certain assets and liabilities. During the measurement period, which may last up to twelve months following the Acquisition Date, the Company will continue to review information relating to facts and circumstances that existed as of the Acquisition Date and, if necessary, will adjust the preliminary fair value estimates of the acquired assets and liabilities. The Company expects that certain adjustments to the preliminary fair value estimates may be recorded after June 30, 2026, through the 12-month measurement period. No adjustments to the preliminary fair value estimates were made during the three or six months ended June 30, 2026.

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

At the Acquisition Date, of the $195.7 million of loans acquired from SGBG, $18.4 million were accounted for as purchased credit deteriorated (“PCD”) loans. The remaining loans were accounted for as purchased seasoned (“PSL”) loans. The following tables provide a summary of PCD and PSL loans purchased as part of the SGBG acquisition as of the acquisition date:

(Dollars in thousands)	Purchased Credit Deteriorated Loans	Gross Purchased Seasoned Loans	Gross Total
January 8, 2026
Principal of loans acquired	$18,444	$176,375	$194,819
Allowance for credit losses at acquisition	(2,641)	(1,698)	(4,339)
Non-credit discount (premium)	(589)	1,487	898
Fair value of loans	$15,214	$176,164	$191,378

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

The following table presents supplemental pro forma information as if the acquisition had occurred at the beginning of 2025. The unaudited pro forma information reflects adjustments made to include acquisition-related adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits acquired, effect of merger expenses, and the related income tax effects. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired SGBG at the beginning of 2025.

	Three months ended June 30,
(Dollars in thousands)	2026	2025
Net interest income	$19,596	$17,849
Net income	$8,051	$5,792

	Six months ended June 30,
(Dollars in thousands)	2026	2025
Net interest income	$38,543	$34,663
Net income	$15,052	$9,974

Note 3 - Earnings Per Common Share

Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during the period, excluding non-vested restricted shares. Diluted earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during the period plus the maximum dilutive effect on common stock issuable upon exercise of stock options or vesting of restricted stock units. Stock options and unvested restricted stock units are considered common stock equivalents and are only included in the calculation of dilutive earnings per common share if the effect is dilutive.

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Three months		Six months
	Ended June 30,		Ended June 30,
(In thousands except average market price and per share data)	2026	2025	2026	2025
Numerator (Net income available to common shareholders)	$7,595	$5,186	$13,093	$9,183
Denominator
Weighted average common shares outstanding for:
Basic shares	9,366	7,664	9,291	7,656
Dilutive securities:
Deferred compensation	138	123	130	119
Diluted common shares outstanding	9,504	7,787	9,421	7,775
Earnings per common share:
Basic	0.81	0.68	1.41	1.20
Diluted	0.80	0.67	1.39	1.18
The average market price used in calculating assumed number of shares	$30.64	$23.02	$29.96	$23.68

Note 4 - Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below.

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2026
US Treasury securities	$15,866	$—	$(1,839)	$14,027
Government Sponsored Enterprises	2,500	—	(270)	2,230
Mortgage-backed securities	301,855	149	(11,285)	290,719
Small Business Administration pools	7,283	13	(232)	7,064
State and local government	4,815	137	—	4,952
Corporate and other securities	4,014	—	(410)	3,604
Total	$336,333	$299	$(14,036)	$322,596

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2025
US Treasury securities	$25,804	$7	$(1,717)	$24,093
Government Sponsored Enterprises	2,500	—	(244)	2,256
Mortgage-backed securities	262,096	694	(10,604)	252,185
Small Business Administration pools	8,858	17	(207)	8,668
Corporate and other securities	7,507	—	(601)	6,907
Total	$306,765	$718	$(13,373)	$294,109

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Mortgage-backed securities	$88,357	$—	$(5,842)	$82,515
State and local government	96,603	63	(2,429)	94,237
Total	$184,960	$63	$(8,271)	$176,752

(Dollars in thousands)	Amortized Cost Net of Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Mortgage-backed securities	$93,066	—	(4,913)	88,153
State and local government	102,050	139	(1,779)	100,410
Total	$195,116	139	(6,692)	188,563

There were no gross realized gains or gross realized losses from the sale of available-for-sale investment securities during the three or six months ended June 30, 2026 and 2025, respectively.

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

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected is compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as provision for (or release of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2026 and December 31, 2025, there was no allowance for credit loss related to the available-for-sale securities portfolio.

The following tables show gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of June 30, 2026.

June 30, 2026	Less than 12 months		12 months or more		Total
Available-for-sale securities:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
US Treasury securities	$—	$—	$14,027	$1,839	$14,027	$1,839
Government Sponsored Enterprises	—	—	2,230	270	2,230	270
Mortgage-backed securities	83,330	882	172,277	10,403	255,607	11,285
Small Business Administration pools	396	3	5,204	229	5,600	232
Corporate and other securities	—	—	3,591	410	3,591	410
Total	$83,726	$885	$197,329	$13,151	$281,055	$14,036

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

The following table shows a roll forward of the allowance for credit losses on held to maturity securities for the three and six months ended June 30, 2026 and 2025.

Three Months
Ended
(Dollars in thousands)	June 30, 2026
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, March 31, 2026	$16
Release of allowance for credit losses	(2)
Ending balance, June 30, 2026	$14

Three Months
Ended
(Dollars in thousands)	June 30, 2025
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, March 31, 2025	$24
Release of allowance for credit losses	(5)
Ending balance, June 30, 2025	$19

Six Months
Ended
(Dollars in thousands)	June 30, 2026
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2025	$19
Release of allowance for credit losses	(5)
Ending balance, June 30, 2026	$14

Six Months
Ended
(Dollars in thousands)	June 30, 2025
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2024	$23
Release of allowance for credit losses	(4)
Ending balance, June 30, 2025	$19

At June 30, 2026, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual at June 30, 2026.

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

All the mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS as of June 30, 2026 and December 31, 2025. The state and local government securities held by the Company are highly rated by major rating agencies.

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings (Moody’s) on a quarterly basis. In the event that Moody’s does not provide a rating, the comparable S&P rating is used and converted to a Moody’s rating. The following table summarizes the amortized cost of debt securities held to maturity at June 30, 2026 and December 31, 2025, aggregated by credit quality indicators.

	As of	As of
(Dollars in thousands)	June 30, 2026	December 31, 2025
Rating:
Aaa	$132,435	$139,211
Aa1/Aa2/Aa3	49,286	50,343
A1/A2	3,253	5,581
Less: Allowance for Credit Losses on Held-to-Maturity Securities	(14)	(19)
Total	$184,960	$195,116

The following tables show the amortized cost and fair value of investment securities at June 30, 2026 by expected maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

	Available-for-sale
June 30, 2026	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$2,375	$2,362
Due after one year through five years	25,791	23,632
Due after five years through ten years	31,852	30,823
Due after ten years	276,315	265,779
Total	$336,333	$322,596

	Held-To-Maturity
June 30, 2026	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$445	$445
Due after one year through five years	66,750	65,173
Due after five years through ten years	52,829	51,493
Due after ten years	64,950	59,655
Allowance for Credit Losses on Held-to-Maturity Securities	(14)	(14)
Total	$184,960	$176,752

Note 5 - Loans

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $2.4 million and $2.3 million as of June 30, 2026 and December 31, 2025, respectively.

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Commercial	$109,786	$91,930
Real estate:
Construction	187,550	152,077
Mortgage-residential	126,996	130,476
Mortgage-commercial	1,071,599	863,422
Consumer:
Home equity	60,824	53,693
Other	21,537	19,421
Total loans, net of deferred loan fees and costs	$1,578,292	$1,311,019

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2026 and charge-offs for the three months ended June 30, 2026:

	Term Loans by year of Origination
($ in thousands)	2022	2023	2024	2025	2026	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$4,128	$5,658	$11,262	$15,464	$6,579	$23,533	$42,564	$146	$109,334
Special mention	—	146	20	—	—	141	—	—	307
Substandard	—	—	—	—	—	100	45	—	145
Total commercial	4,128	5,804	11,282	15,464	6,579	23,774	42,609	146	109,786

Current period gross write-offs	3	—	—	—	—	—	—	—	3

Real estate construction
Pass	28,507	17,800	38,108	41,065	13,644	5,777	37,991	—	182,892
Special mention	—	1,514	759	—	—	—	—	—	2,273
Substandard	—	—	—	—	—	2,385	—	—	2,385
Total real estate construction	28,507	19,314	38,867	41,065	13,644	8,162	37,991	—	187,550

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	26,158	44,135	18,000	10,966	3,377	18,618	903	3,572	125,729
Special mention	395	470	—	—	—	208	—	—	1,073
Substandard	—	—	—	—	—	194	—	—	194
Total real estate mortgage-residential	26,553	44,605	18,000	10,966	3,377	19,020	903	3,572	126,996

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	189,583	141,854	103,455	170,111	106,200	329,052	27,844	100	1,068,199
Special mention	—	—	—	—	335	1,153	—	—	1,488
Substandard	—	—	350	—	—	1,562	—	—	1,912
Total real estate mortgage-commercial	189,583	141,854	103,805	170,111	106,535	331,767	27,844	100	1,071,599

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - home equity
Pass	—	—	—	—	—	—	59,634	—	59,634
Special mention	—	—	—	—	—	—	131	—	131
Substandard	—	—	—	—	—	—	1,059	—	1,059
Total consumer - home equity	—	—	—	—	—	—	60,824	—	60,824

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	189	631	1,319	1,867	2,983	878	13,510	—	21,377
Substandard	—	—	—	160	—	—	—	—	160
Total consumer - other	189	631	1,319	2,027	2,983	878	13,510	—	21,537

Current period gross write-offs	—	—	—	—	—	—	26	—	26
15

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2025 and charge offs for the three months ended December 31, 2025:

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

The detailed activity in the allowance for credit losses and the recorded investment in loans receivable for the three and six months ended June 30, 2026 and June 30, 2025, is shown below:

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at March 31, 2026	$1,629	$4,011	$1,717	$9,920	$765	$322	$18,364
Charge-offs	(3)	—	—	—	—	(26)	(29)
Recoveries	1	1	—	2	1	3	8
Provision for (release of) credit losses	59	84	(106)	(49)	87	97	172
Balance at June 30, 2026	$1,686	$4,096	$1,611	$9,873	$853	$396	$18,515

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at December 31, 2025	$1,050	$1,654	$1,720	$8,349	$706	$327	$13,806
Day 1 acquisition adjustment	573	2,306	51	1,370	39	—	4,339
Charge-offs	(4)	—	—	—	—	(41)	(45)
Recoveries	2	1	—	5	3	8	19
Provision for (release of) credit losses	65	135	(160)	149	105	102	396
Balance at June 30, 2026	$1,686	$4,096	$1,611	$9,873	$853	$396	$18,515

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at March 31, 2025	$1,051	$1,744	$1,681	$8,192	$602	$338	$13,608
Charge-offs	—	—	—	—	—	(22)	(22)
Recoveries	2	1	—	3	2	4	12
Provision for (release of) credit losses	(41)	(45)	25	(272)	41	24	(268)
Balance at June 30, 2025	$1,012	$1,700	$1,706	$7,923	$645	$344	$13,330

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at December 31, 2024	$994	$1,675	$1,639	$7,974	$568	$285	$13,135
Charge-offs	—	—	—	—	—	(31)	(31)
Recoveries	9	1	—	7	5	10	32
Provision for (release of) credit losses	9	24	67	(58)	72	80	194
Balance at June 30, 2025	$1,012	$1,700	$1,706	$7,923	$645	$344	$13,330

There were four loans modified for borrowers experiencing financial difficulty during the six months ended June 30, 2026, and two loans modified for borrowers experiencing financial difficulty during the same period ended June 30, 2025.

The following table shows the amortized cost basis as of June 30, 2026 of the loans modified for borrowers experiencing financial difficulty segregated by loan category and describes the financial effect of the modification made for a borrower experiencing financial difficulty.

	June 30, 2026
(Dollars in thousands)	Amortized cost basis	% of Total Loan Type	Financial effect
Real Estate Mortgage Commercial	$1,487	0.14%	Interest only period extended instead of converting to principal and interest payments
Real Estate Mortgage Residential	193	0.15%	Deferred interest payments added to principal balance, re-amortized loan
Real Estate Construction	749	0.40%	Interest only period extended instead of converting to principal and interest payments
Total Loans	$2,429	0.15%
17

The following table depicts the performance of loans that have been modified in the last 12 months.

(Dollars in thousands)		30-89 Days	Greater than 90 Days
June 30, 2026	Current	Past Due	Past Due	Nonaccrual
Real Estate Mortgage Commercial	$1,487	$—	$—	$—
Real Estate Mortgage Residential	—	—	—	193
Real Estate Construction	749	—	—	—
Total Loans	$2,236	$—	$—	$193

The following tables are by loan category and present loans past due and on non-accrual status as of June 30, 2026 and December 31, 2025.

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
June 30, 2026	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$838	$—	$—	$107	$945	$108,841	$109,786
Real estate:
Construction	—	—	—	—	—	187,550	187,550
Mortgage-residential	—	362	—	193	555	126,441	126,996
Mortgage-commercial	1,267	1,146	—	—	2,413	1,069,186	1,071,599
Consumer:
Home equity	14	—	375	—	389	60,435	60,824
Other	120	2	44	—	166	21,371	21,537
	$2,239	$1,510	$419	$300	$4,468	$1,573,824	$1,578,292

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2025	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$—	$20	$—	$—	$20	$91,910	$91,930
Real estate:
Construction	—	—	—	—	—	152,077	152,077
Mortgage-residential	756	—	—	201	957	129,519	130,476
Mortgage-commercial	56	—	—	—	56	863,366	863,422
Consumer:			—	—	—	—	—
Home equity	65	—	—	1	66	53,627	53,693
Other	37	—	2	—	39	19,382	19,421
	$914	$20	$2	$202	$1,138	$1,309,881	$1,311,019

The following table is a summary of the Company’s non-accrual loans by major categories for the periods indicated.

	June 30, 2026
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$107	$107
Real estate:
Construction	—	—	—
Mortgage-residential	—	193	193
Mortgage-commercial	—	—	—
Consumer:
Home equity	—	—	—
Other	—	—	—
Total	$—	$300	$300

	December 31, 2025
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$—	$—
Real estate:
Construction	—	—	—
Mortgage-residential	—	201	201
Mortgage-commercial	—	—	—
Consumer:
Home equity	—	1	1
Other	—	—	—
Total	$—	$202	$202

The Company recognized $2,000 and $7,000 of interest income on non-accrual loans during the three and six months ended June 30, 2026, and the Company recognized $6,000 and $22,500 of interest income on non-accrual loans during the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2026 and 2025, less than $1,000 of accrued interest was written off by reversing interest income.

The following table shows the collateral dependent loans that were individually evaluated at June 30, 2026.

(Dollars in thousands)	Amortized Cost Of	Related Allowance of	Amortized Cost with
June 30, 2026	Collateral Dependent Loans	Collateral Dependent Loans	No Related Allowance
Commercial	$364	$364	$—
Real Estate:
Real Estate Construction	2,385	2,035	—
Real Estate Residential	13	13	—
Total Loans	$2,762	$2,412	$—

There were no collateral dependent loans that were individually evaluated at December 31, 2025.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments is classified on the balance sheet within Other Liabilities and was $609,000 and $531,000 at June 30, 2026 and December 31, 2025, respectively.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and six months ended June 30, 2026 and June 30, 2025.

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, March 31, 2026	$654
Release of allowance for unfunded commitments	(45)
Balance, June 30, 2026	$609

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2025	$531
Acquisition adjustments	152
Release of allowance for unfunded commitments	(74)
Balance, June 30, 2026	$609

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, March 31, 2025	$456
Provision for unfunded commitments	34
Balance, June 30, 2025	$490

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2024	$480
Provision for unfunded commitments	10
Balance, June 30, 2025	$490

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

Cash and interest-bearing bank balances investments—The carrying amount of these financial instruments (cash and due from banks, interest-bearing bank balances, federal funds sold and securities purchased under agreements to resell) approximates fair value. All mature within 90 days and do not present unanticipated credit concerns and are classified as Level 1.

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

Loans Held-for-Sale—The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor, are carried in the Company’s loans held-for-sale portfolio. These loans are fixed rate residential loans that were originated in the Company’s name and closed. Virtually all of these loans have commitments to be purchased by investors at a locked-in price with the investors on the same day that the loan was locked in with the Company’s customers. Therefore, these loans present very little market risk for the Company and are classified as Level 2. The carrying amount of these loans approximates fair value.

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

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash, interest-bearing deposits in other banks, and fed funds sold	$162,183	$162,183	$162,183	$—	$—
Available-for-sale securities	322,596	322,596	—	322,596	—
Held-to-maturity securities, net of allowance for credit losses - investments	184,960	176,752	—	176,752	—
Other investments, at cost	3,252	3,252	—	—	3,252
Loans held-for-sale	11,946	11,946	—	11,946	—
Derivative financial instruments	442	442	—	442	—
Net loans receivable	1,559,777	1,532,310	—	—	1,532,310
Accrued interest receivable	7,053	7,053	7,053	—	—
Financial liabilities:
Non-interest bearing demand	$527,904	$527,904	$—	$527,904	$—
Interest bearing demand deposits and money market accounts	1,040,607	1,040,607	—	1,040,607	—
Savings	105,399	105,399	—	105,399	—
Time deposits	350,930	350,281	—	350,281	—
Total deposits	2,024,840	2,024,191	—	2,024,191	—
Securities sold under agreements to repurchase	96,546	96,546	—	96,546	—
Junior subordinated debentures	14,964	14,332	—	14,332	—
Accrued interest payable	4,183	4,183	4,183	—	—

	December 31, 2025
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash, interest-bearing deposits in other banks, and fed funds sold	$161,060	$161,060	$161,060	$—	$—
Available-for-sale securities	294,109	294,109	—	294,109	—
Held-to-maturity securities	195,116	188,563	—	188,563	—
Other investments, at cost	2,942	2,942	—	—	2,942
Loans held-for-sale	10,737	10,737	—	10,737	—
Derivative financial instruments	17	17	—	17	—
Net loans receivable	1,297,213	1,271,551	—	—	1,271,551
Accrued interest receivable	6,247	6,247	6,247	—	—
Financial liabilities:
Non-interest bearing demand	$467,265	$467,265	$—	$467,265	$—
Interest bearing demand deposits and money market accounts	837,711	837,711	—	837,711	—
Savings	102,768	102,768	—	102,768	—
Time deposits	341,800	336,205	—	336,205	—
Total deposits	1,749,544	1,743,949	—	1,743,949	—
Short term borrowings	107,189	107,189		107,189
Derivative financial instruments	36	36	—	36	—
Junior subordinated debentures	14,964	13,445	—	13,445	—
Accrued interest payable	3,416	3,416	3,416	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2026 and December 31, 2025 that are measured on a recurring basis.

(Dollars in thousands)	June 30, 2026
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury securities	$14,027	$—	$14,027	$—
Government Sponsored Enterprises	2,230	—	2,230	—
Mortgage-backed securities	290,719	—	290,719	—
Small Business Administration pools	7,064	—	7,064	—
Corporate and other securities	3,604	—	3,604	—
State and local government	4,952	—	4,952	—
Total Available-for-sale securities	322,596	—	322,596	—
Derivative financial instruments	442	—	442	—
Loans held-for-sale	11,946	—	11,946	—
Total	$334,984	$—	$334,984	$—

(Dollars in thousands)	December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury securities	$24,093	$—	$24,093	$—
Government Sponsored Enterprises	2,256	—	2,256	—
Mortgage-backed securities	252,185	—	252,185	—
Small Business Administration pools	8,668	—	8,668	—
Corporate and other securities	6,907	—	6,907	—
Total Available-for-sale securities	294,109	—	294,109	—
Derivative financial instruments	17	—	17	—
Loans held-for-sale	10,737	—	10,737	—
Total	$304,863	$—	$304,863	$—
23

There were no liabilities carried at fair value as of June 30, 2026 that are measured on a recurring basis. The following table summarizes quantitative disclosures about the fair value for each category of liabilities carried at fair value as of December 31, 2025 that are measured on a recurring basis.

(Dollars in thousands)	December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Derivative financial instruments	$36	$—	$36	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2026 and December 31, 2025 that are measured on a non-recurring basis. There were no Level 3 financial instruments as of June 30, 2026 and December 31, 2025 measured on a recurring basis.

(Dollars in thousands)	June 30, 2026
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:	$168	—	—	$168
Collateral dependent loans	350	—	—	350
Total	$518	—	—	$518

(Dollars in thousands)	December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Other real estate owned:	$168	—	—	$168

The Company has a large percentage of loans with real estate serving as collateral. Loans to borrowers which are experiencing financial difficulty are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. There were five such loans at June 30, 2026 and no such loans at December 31, 2025. Third-party appraisals are generally obtained when management determines that the borrower is experiencing financial difficulty or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral against independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of June 30, 2026	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$168	Appraisal Value/Comparison Sales/Other estimates	Appraisals and/or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Collateral dependent loans	$350	Appraisal Value/Comparison Sales/Other estimates	Appraisals and/or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2025	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$168	Appraisal Value/Comparison Sales/Other estimates	Appraisals and/or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7 - Deposits

The Company’s total deposits are comprised of the following amounts at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Non-interest bearing demand deposits	$527,904	$467,265
Interest bearing demand deposits and money market accounts	1,040,607	837,711
Savings	105,399	102,768
Time deposits	350,930	341,800
Total deposits	$2,024,840	$1,749,544

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

The following tables present selected financial information for the Company’s reportable business segments for the three and six months ended June 30, 2026 and June 30, 2025.

(Dollars in thousands)	Commercial		Investment	Government
Three months ended June 30, 2026	and Retail	Mortgage	Advisory and	Guaranteed
	Banking	Banking	Non-Deposit	Lending	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$25,436	$2,514	$—	$1,217	$2,122	$(2,114)	$29,175
Interest expense	8,397	738	—	293	246	—	9,674
Net interest income	$17,039	$1,776	$—	$924	$1,876	$(2,114)	$19,501
Provision for (release of) credit losses	177	(51)	—	—	—	—	126
Noninterest income	1,578	1,070	2,286	703	—	—	5,637
Salaries and employee benefits	6,440	996	1,166	659	253	—	9,514
Other noninterest expense	4,893	295	181	96	294	—	5,759
Total noninterest expense	11,333	1,291	1,347	755	547	—	15,273
Net income before taxes	$7,107	$1,606	$939	$872	$1,329	$(2,114)	$9,739
Income tax provision (benefit)	2,309	—	—	—	(165)	—	2,144
Net income	$4,798	$1,606	$939	$872	$1,494	$(2,114)	$7,595

(Dollars in thousands)	Commercial		Investment	Government
Three months ended June 30, 2025	and Retail	Mortgage	Advisory and	Guaranteed
	Banking	Banking	Non-Deposit	Lending	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$21,964	$2,201	$—	$—	$1,802	$(1,794)	$24,173
Interest expense	7,882	698	—	—	269	—	8,849
Net interest income	$14,082	$1,503	$—	$—	$1,533	$(1,794)	$15,324
Provision for (release of) credit losses	(359)	122	—	—	—	—	(237)
Noninterest income	1,576	879	1,751	—	—	—	4,206
Salaries and employee benefits	5,988	931	943	—	198	—	8,060
Other noninterest expense	4,372	255	167	—	229	—	5,023
Total noninterest expense	10,360	1,186	1,110	—	427	—	13,083
Net income before taxes	$5,657	$1,074	$641	$—	$1,106	$(1,794)	$6,684
Income tax provision (benefit)	1,679	—	—	—	(181)	—	1,498
Net income	$3,978	$1,074	$641	$—	$1,287	$(1,794)	$5,186

(Dollars in thousands)	Commercial		Investment	Government
Six months ended June 30, 2026	and Retail	Mortgage	Advisory and	Guaranteed
	Banking	Banking	Non-Deposit	Lending	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$50,044	$4,924	$—	$2,230	$4,250	$(4,234)	$57,214
Interest expense	16,826	1,457	—	570	491	—	19,344
Net interest income	$33,218	$3,467	$—	$1,660	$3,759	$(4,234)	$37,870
Provision for (release of) credit losses	374	(55)	—	—	—	—	319
Noninterest income	3,015	1,751	4,557	1,104	—	—	10,427
Salaries and employee benefits	13,173	1,841	2,365	1,150	477	—	19,006
Other noninterest expense	11,571	514	371	196	646	—	13,298
Total noninterest expense	24,744	2,355	2,736	1,346	1,123	—	32,304
Net income before taxes	$11,115	$2,918	$1,821	$1,418	$2,636	$(4,234)	$15,674
Income tax provision (benefit)	2,983	—	—	—	(402)	—	2,581
Net income	$8,132	$2,918	$1,821	$1,418	$3,038	$(4,234)	$13,093

(Dollars in thousands)	Commercial		Investment	Government
Six months ended June 30, 2025	and Retail	Mortgage	Advisory and	Guaranteed
	Banking	Banking	Non-Deposit	Lending	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$42,937	$4,301	$—	$—	$3,234	$(3,217)	$47,255
Interest expense	15,638	1,365	—	—	538	—	17,541
Net interest income	$27,299	$2,936	$—	$—	$2,696	$(3,217)	$29,714
Provision for credit losses	103	97	—	—	—	—	200
Noninterest income	2,993	1,638	3,557	—	—	—	8,188
Salaries and employee benefits	11,586	1,772	1,926	—	433	—	15,717
Other noninterest expense	8,660	501	344	—	615	—	10,120
Total noninterest expense	20,246	2,273	2,270	—	1,048	—	25,837
Net income before taxes	$9,943	$2,204	$1,287	$—	$1,648	$(3,217)	$11,865
Income tax provision (benefit)	3,048	—	—	—	(366)	—	2,682
Net income	$6,895	$2,204	$1,287	$—	$2,014	$(3,217)	$9,183
26

The table below presents total assets for the Company’s reportable business segments as of June 30, 2026 and December 31, 2025.

	Commercial		Investment	Government
	and Retail	Mortgage	Advisory and	Guaranteed
(Dollars in thousands)	Banking	Banking	Non-Deposit	Lending	Corporate	Eliminations	Consolidated
Total Assets as of June 30, 2026	$2,383,783	$158,804	$18	$72,048	$7,465	$(249,770)	$2,372,348
Total Assets as of December 31, 2025	$1,895,061	$161,291	$22	$—	$201,180	$(199,822)	$2,057,732

Note 9 - Leases

At June 30, 2026, the Company had operating leases for four facilities, compared to three facilities at December 31, 2025. All leases commenced prior to 2025, other than the additional lease assumed in connection with the acquisition of SGBG in 2026. The four leases have maturities ranging from May 2027 to December 2038. The following tables present information about the Company’s leases:

Schedule of Lease Information

(Dollars in thousands)	June 30, 2026	December 31, 2025
Right-of-use assets	$2,254	$2,192
Lease liabilities	$2,438	$2,373
Weighted average remaining lease term	9.74 years	10.74 years
Weighted average discount rate	4.22%	4.24%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Operating lease cost	$155	$97	$291	$195
Cash paid for amounts included in the measurement of lease liabilities	$153	$94	$287	$188

The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2026.

(Dollars in thousands)
Year	Operating Leases
2026	$310
2027	459
2028	303
2029	178
2030	181
Thereafter	1,586
Total undiscounted lease payments	$3,017
Less effect of discounting	(579)
Present value of estimated lease payments (lease liability)	$2,438

Note 10 - Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss net of tax, for the six months ended June 30, 2026 and 2025.

June 30, 2026 (Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Investment Hedge	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(9,998)	$(8,369)	$(34)	$(18,401)
Other comprehensive income (loss)	(857)	—	380	(477)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	654	—	654
Net other comprehensive income (loss) during period	(857)	654	380	177
Balance at June 30, 2026	$(10,855)	$(7,715)	$346	$(18,224)

June 30, 2025 (Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Investment Hedge	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	(15,765)	(9,694)	—	(25,459)
Other comprehensive income (loss)	3,010	—	(76)	2,934
Amortization of unrealized loss on securities transferred to held-to-maturity	—	662	—	662
Net other comprehensive income during period	3,010	662	(76)	3,596
Balance at June 30, 2025	(12,755)	(9,032)	(76)	(21,863)

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

On July 22, 2026, the Company and the Bank announced a planned management succession and leadership transition, effective January 1, 2027, pursuant to which J. Ted Nissen will retire from his executive officer and director positions with the Company and the Bank, Vaughan R. Dozier, Jr. will become Chief Executive Officer of the Bank, and Joseph A. “Drew” Painter will become President of the Bank. Michael C. Crapps will continue to serve as President and Chief Executive Officer of the Company. Additional information regarding this management succession and leadership transition is set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2026.

Except as described above, management has reviewed events occurring after June 30, 2026, and has determined that no other subsequent events occurred requiring accrual or disclosure that have not already been reflected in these unaudited consolidated financial statements or the footnotes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company, including statements regarding the anticipated timing and benefits of leadership transitions, consulting arrangements with former executives, and the expected roles and responsibilities of the company’s executive officers. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” “positions,” “forward,” “future,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2026 and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for credit losses and the amount of credit loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses, write-down assets, or take other actions;
•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•	reduced earnings due to higher credit impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets, and that could reduce anticipated or actual margins; temporarily reduce the market value of our available-for-sale investment securities and temporarily reduce accumulated other comprehensive income or increase accumulated other comprehensive loss, which temporarily could reduce shareholders’ equity;
•	enterprise risk management may not be effective in mitigating risk and reducing the potential for losses;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation, including the impact of inflation on us, including a decrease in demand for new mortgage loan and commercial real estate loan originations and refinancings, an increase in competition for deposits, and an increase in non-interest expense, which may have an adverse impact on our financial performance;
•	changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;
•	FDIC assessment which has increased, and may continue to increase, our cost of doing business;
•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third-party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
•	changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, and returns available to customers on alternative investments;
•	changes in technology, including the increasing use of artificial intelligence;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies, including potential changes in tax laws and regulations;
•	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	our use of brokered deposits may be an unstable and/or an expensive deposit source to fund earning asset growth;
•	our ability to obtain brokered deposits as an additional funding source could be limited;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	risks related to the completed SGBG merger, including the diversion of management’s time and attention to integration matters, unexpected integration costs, deposit or customer attrition, employee retention and business disruption, difficulties integrating systems, operations, controls and personnel, and the possibility that expected revenues, cost savings, synergies and other anticipated benefits of the merger may not be realized when expected or at all;
•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics; war, terrorism or other geopolitical conflicts or instability, including the war in Ukraine, ongoing conflicts in the Middle East, including hostilities involving Iran, and tensions between China and Taiwan; disruptions in our customers’ supply chains or transportation networks; disruptions to global energy markets or critical shipping routes; essential utility outages; changes in trade policy, trade disputes and related tariffs; government shutdowns; and disruptions caused by widespread cybersecurity incidents;
•	disruptions due to flooding, severe weather or other natural disasters;
•	risks associated with leadership transitions, including the ability to retain key employees, maintain client relationships, and successfully integrate new executive responsibilities; and
•	other risks and uncertainties described under “Risk Factors” below.

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

Overview

The following discussion describes our results of operations for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, and analyzes our financial condition as of June 30, 2026 as compared to December 31, 2025. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb our estimate of expected credit losses on existing loans that may become uncollectible. We establish and maintain this allowance by recording a provision for or release of credit losses against our earnings. In the following section, we have included a detailed discussion of this process.

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

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our unaudited consolidated financial statements as of June 30, 2026 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 16, 2026.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

Net Income

Our net income for the three months ended June 30, 2026 increased $2.4 million to $7.6 million, or $0.80 diluted earnings per common share, as compared to $5.2 million, or $0.67 diluted earnings per common share, for the three months ended June 30, 2025. The increase in net income between the two periods is primarily due to a $4.2 million increase in net interest income and a $1.4 million increase in non-interest income, partially offset by a $363,000 increase in provision for credit losses, $2.2 million increase in non-interest expense, and a $646,000 increase in income tax expense.

•	The $4.2 million increase in net interest income results from a $310.6 million increase in average earning assets, partially driven by our acquisition of SGBG, and a 31 basis point increase in net interest margin between the two periods.

•	The $126,000 provision for credit losses during the three months ended June 30, 2026 was primarily due to a $172,000 provision for credit losses on loans, partially offset by a $45,000 release of the allowance for credit losses – unfunded commitments and a $2,000 release of the allowance for credit losses – held-to-maturity securities. These changes in the allowance for credit losses – loans were driven by increases in our loans due to the SGBG acquisition, while the changes in the allowance for credit losses – unfunded commitments were driven by decreases in our unfunded commitments. During the three months ended June 30, 2026, the Company recorded net charge-offs of $21,000.

•	The $237,000 release of allowance for credit losses during the three months ended June 30, 2025 was primarily due to a $268,000 decline in the allowance for credit losses – loans, partially offset by an increase of $34,000 in the allowance for credit losses – unfunded commitments. The decline in the allowance for credit losses – loans was primarily due to a three basis point decrease in our qualitative factors as of June 30, 2025.

•	The $1.4 million increase in non-interest income was primarily related to increases of $191,000 in mortgage banking income, $535,000 in investment advisory fees and non-deposit commissions, and $704,000 in government guaranteed lending income, partially offset by a decline of $127,000 in gain on sale of other assets. The government guaranteed lending income came from a new segment, government guaranteed lending, acquired from SGBG.

•	The $2.2 million increase in non-interest expense is primarily due to increases of $1.5 million in salaries and employee benefits, $121,000 in occupancy, $269,000 in merger, and $168,000 in other non-interest expense.

•	Our effective tax rate was 22.01% during the three months ended June 30, 2026 compared to 22.41% during the three months ended June 30, 2025. During the second quarter of 2026, we purchased $900,000 in 2026 South Carolina Low-Income Housing Tax Credits, which resulted in an income tax benefit of $114,000.

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

Net interest income increased $4.2 million, or 27.3%, to $19.5 million for the three months ended June 30, 2026 from $15.3 million for the three months ended June 30, 2025. Our net interest margin improved 31 basis points to 3.50% during the three months ended June 30, 2026 compared to 3.19% during the three months ended June 30, 2025. Our net interest margin, on a taxable equivalent basis, was 3.51% for the three months ended June 30, 2026 compared to 3.21% for the three months ended June 30, 2025. Average earning assets were $2.2 billion for the three months ended June 30, 2026 and $1.9 billion in the same period of 2025.

•	The $4.2 million increase in net interest income results from a $310.6 million increase in average earning assets, driven both by our acquisition of approximately $195.7 million in loans from SGBG and organic loan growth, combined with a 31 basis point increase in net interest margin between the two periods.

•	The increase in average earning assets was primarily due to increases of $309.5 million in average loans, $4.6 million in average securities, partially offset by a decline of $3.6 million in average interest bearing deposits in other banks. We obtained $195.7 million in loans from the acquisition of SGBG and had organic loan growth, driving the increase in loans. We sold approximately 96% of the securities portfolio acquired from SGBG; growth in the securities portfolio is primarily driven by investment purchases.

•	Our earning asset yield rose 20 basis points to 5.24% for the three months ended June 30, 2026, compared to 5.04% for the three months ended June 30, 2025.

•	Investment securities represented 22.8% of average total earning assets for the three months ended June 30, 2026 compared to 26.3% during the same period in 2025.

•	Interest bearing deposits in other banks and fed funds sold represented 6.8% of average total earning assets for the three months ended June 30, 2026 compared to 8.1% during the same period in 2025.

•	Loans represented 70.4% of average total earning assets for the three months ended June 30, 2026 compared to 65.6% during the same period in 2025.

•	Market interest rates decreased as the Federal Reserve cut the target rate range. The target rate range for the federal funds rate was 3.50% - 3.75% at June 30, 2026 compared to 4.25% - 4.50% at June 30, 2025.
32

Average loans increased $309.5 million, or 24.5%, to $1.6 billion for the three months ended June 30, 2026 from $1.3 billion for the same period in 2025. Our loan (including loans held-for-sale) to deposit ratio on average during the three months ended June 30, 2026 was 77.9%, as compared to 72.7% during the same period in 2025. The yield on loans increased 25 basis points to 6.02% during the three months ended June 30, 2026 from 5.77% during the same period in 2025 due to higher rates on new and renewed loans during the period compared to interest rates on loans maturing during the period.

Average securities for the three months ended June 30, 2026 increased $4.6 million, or 0.9%, to $510.1 million from $505.5 million during the same period in 2025. Interest-bearing deposits in other banks and fed funds sold decreased $3.5 million to $152.4 million during the three months ended June 30, 2026 from $155.9 million during the same period in 2025. The decrease in interest-bearing deposits in other banks and fed funds sold was due to loan growth outpacing deposit growth. The yield on our securities portfolio declined to 3.33% for the three months ended June 30, 2026 from 3.43% for the same period in 2025. The yield on our interest-bearing deposits in other banks and fed funds sold was 3.54% for the three months ended June 30, 2026 compared to 4.32% during the same period in 2025.

The cost of interest-bearing liabilities was 2.42% during the three months ended June 30, 2026 compared to 2.56% during the same period in 2025. The cost of deposits, including demand deposits, was 1.76% during the three months ended June 30, 2026 compared to 1.82% during the same period in 2025. The cost of funds, including demand deposits, was 1.82% during the three months ended June 30, 2026 compared to 1.91% during the same period in 2025. This decline was driven by a decrease in the market interest rates for deposits during the period. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) plus customer cash management repurchase agreements as these accounts tend to be low-cost funding and assist us in controlling our overall cost of funds. We had $1.8 billion, $1.5 billion, and $1.5 billion in pure deposits plus customer cash management repurchase agreements at June 30, 2026, December 31, 2025 and June 30, 2025, respectively.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Three months ended June 30, 2026			Three months ended June 30, 2025
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans(1)	$1,572,564	$23,594	6.02%	$1,263,027	$18,174	5.77%
Non-taxable securities	43,492	337	3.11%	46,160	344	2.99%
Taxable securities	466,592	3,901	3.35%	459,313	3,976	3.47%
Int bearing deposits in other banks	152,253	1,342	3.54%	155,860	1,679	4.32%
Fed funds sold	122	1	3.29%	18	—	0.00%
Total earning assets	$2,235,023	$29,175	5.24%	$1,924,378	$24,173	5.04%
Cash and due from banks	28,046			25,103
Premises and equipment	29,679			29,732
Goodwill and other intangibles	32,134			15,024
Other assets	60,384			52,595
Allowance for credit losses - investments	(16)			(24)
Allowance for credit losses - loans	(18,400)			(13,592)
Total assets	$2,366,850			$2,033,216

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$543,720	$2,364	1.74%	$347,536	$1,064	1.23%
Money market accounts	487,135	3,520	2.90%	460,865	3,494	3.04%
Savings deposits	108,158	49	0.18%	110,193	73	0.27%
Time deposits	350,813	2,929	3.35%	343,998	3,268	3.81%
Fed funds purchased	1	—	0.00%	—	—	0.00%
Securities sold under agreements to repurchase	101,061	566	2.25%	110,233	681	2.48%
Other long-term debt	14,964	246	6.59%	14,964	269	7.21%
Total interest-bearing liabilities	$1,605,852	$9,674	2.42%	$1,387,789	$8,849	2.56%
Demand deposits	529,114			474,667
Allowance for credit losses - unfunded commitments	653			455
Other liabilities	7,620			18,208
Shareholders’ equity	223,611			152,097
Total liabilities and shareholders’ equity	$2,366,850			$2,033,216

Cost of deposits, including demand deposits			1.76%			1.82%
Cost of funds, including demand deposits			1.82%			1.91%
Net interest spread			2.82%			2.48%
Net interest income/margin		$19,501	3.50%		$15,324	3.19%
Net interest income/margin (tax equivalent)(2)		$19,568	3.51%		$15,377	3.21%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held-for-sale.
(2)	Based on a 21.0% marginal tax rate.
34

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Three Months Ended June 30,
	2026 versus 2025
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$4,616	$804	$5,420
Non-taxable securities	(20)	13	(7)
Taxable securities	62	(137)	(75)
Interest bearing deposits in other banks	(38)	(299)	(337)
Fed funds sold	—	1	1
Total interest income	$4,620	$382	$5,002

Interest expense:
Interest-bearing transaction accounts	$745	$555	$1,300
Money market accounts	194	(168)	26
Savings deposits	(1)	(23)	(24)
Time deposits	64	(403)	(339)
Securities sold under agreements to repurchase	(54)	(61)	(115)
Other long-term debt	—	(23)	(23)
Total interest expense	$948	$(123)	$825
Net interest income	$3,672	$505	$4,177

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended June 30, 2026 increased $1.4 million to $5.6 million from $4.2 million during the same period in 2025. The $1.4 million increase in non-interest income was primarily related to increases of $191,000 in mortgage banking income, $535,000 in investment advisory fees and non-deposit commissions, and $704,000 in government guaranteed lending income, partially offset by a decline of $127,000 in gain on sale of other assets. The government guaranteed lending income came from a new segment, government guaranteed lending, acquired from SGBG.

Mortgage banking income increased $191,000 to $1.1 million during the three months ended June 30, 2026 from $879,000 during the same period in 2025. Total production in the mortgage line of business in the second quarter of 2026 was $53.8 million, which was comprised of $38.3 million in secondary market loans, $2.3 million in adjustable rate mortgages (ARMs), and $13.2 million in construction loans. Total fee revenue in the mortgage line of business was $1.1 million in the three months ended June 30, 2026, which includes $1.1 million associated with the secondary market loans, with a gain-on-sale margin of 2.78%. This compares to production year-over-year of $62.9 million, which was comprised of $31.9 million in secondary market loans, $5.7 million in ARMs, and $25.3 million in construction loans during the same period of 2025. Fee revenue associated with the secondary market loans in the three months ended June 30, 2025 was $876,000 with a gain-on-sale margin of 2.74%.

Investment advisory fees rose $535,000 to $2.3 million during the three months ended June 30, 2026 from $1.8 million during the same period in 2025. Total assets under management increased to $1.4 billion at June 30, 2026 from $1.2 billion at December 31, 2025. Our net new assets under management were $10.4 million during the three months ended June 30, 2026. Furthermore, our investment performance for the three months ended June 30, 2026 was 21.0% compared to 14.9% for the S&P 500. Our customers’ assets under management are allocated across a range of asset classes, including equities, bonds, and cash.

Fee revenue from the new Government Guaranteed Lending line of business was $704,000 during the three months ended June 30, 2026. Production in this line of business in the second quarter of 2026 included $16.1 million in SBA loans. During the quarter, we sold $8.9 million in loans, which resulted in a premium of $671,000 and a gain-on-sale margin of 9.59%.

Other non-interest income increased $139,000 to $1.4 million during the three months ended June 30, 2026 from $1.2 million during the same period in 2025. The $139,000 increase was primarily due to increases in other non-recurring income (gain on insurance proceeds) of $80,000, rental income of $20,000, and wire transfer fees of $16,000.

The following table shows the components of non-interest income for the three-month periods ended June 30, 2026 and June 30, 2025.

(Dollars in thousands)	Three months ended June 30,
	2026	2025
Deposit service charges	$213	$224
Mortgage banking income	1,070	879
Investment advisory fees and non-deposit commissions	2,286	1,751
Government guaranteed lending	704	—
Gain on sale of other assets	—	127
Other non-recurring income	80	—
ATM debit card income	745	748
Bank owned life insurance	214	206
Rental income	126	106
Other service fees including safe deposit box fees	55	54
Wire transfer fees	55	38
Other	89	73
Total	$5,637	$4,206

Non-interest expense increased $2.2 million during the three months ended June 30, 2026 to $15.3 million compared to $13.1 million during the same period in 2025. The increase in non-interest expense was primarily due to increases of $1.5 million in salaries and employee benefits, $121,000 in occupancy, $269,000 in merger, and $168,000 in other non-interest expense.

•	Salary and benefits expense increased $1.5 million to $9.5 million during the three months ended June 30, 2026 from $8.1 million during the same period in 2025. This increase was primarily a result of new personnel retained from SGBG, normal salary adjustments, higher mortgage banking and financial planning and investment advisory commissions, and increased incentive accruals driven by stronger performance. We had 298 full-time equivalent employees at June 30, 2026 compared to 273 full-time equivalent employees at June 30, 2025.

•	Occupancy expenses increased $121,000 to $893,000 from $772,000. These costs were primarily composed of new fees associated with the acquisition of two additional locations as part of the merger with SGBG.

•	Merger expenses increased $269,000 to $503,000 from $234,000. These costs were primarily composed of legal and professional fees related to the merger with SGBG.

•	Other non-interest expense increased $168,000 to $3.3 million during the three months ended June 30, 2026 from $3.1 million during the same period in 2025.

-	Core banking and electronic processing and services increased $83,000 to $792,000 from $709,000 primarily due to additional expenses related to the acquisition of SGBG, higher customer activity, and enhanced technology.
-	ATM/debit card processing increased $117,000 to $521,000 from $404,000 primarily due to higher customer activity and enhanced technology.
-	Software subscriptions and services increased $171,000 to $562,000 from $391,000 primarily due to additional expenses related to the acquisition of SGBG, new subscriptions and services, and higher renewal prices.
-	Legal and professional fees decreased $343,000 to $37,000 from $380,000, primarily due to accrual adjustments due to lower estimates of legal expenses.
-	Other real estate expense decreased $107,000 to $3,000 from $110,000 due to lower write-downs on other real estate owned.
36

The following table shows the components of non-interest expense for the three-month periods ended June 30, 2026 and June 30, 2025.

(Dollars in thousands)	Three months ended June 30,
	2026	2025
Salaries and employee benefits	$9,514	$8,060
Occupancy	893	772
Equipment	406	390
Marketing and public relations	289	208
FDIC insurance assessments	294	274
Other real estate expense	3	110
Amortization of intangibles	101	40
Merger	503	234
Core banking and electronic processing and services*	792	709
ATM/debit card processing	521	404
Software subscriptions and services	562	391
Supplies	47	40
Telephone	125	108
Courier	89	76
Correspondent services	87	71
Insurance	110	108
Debit card and fraud losses	26	31
Investment advisory services	102	86
Loan processing and closing costs	124	69
Director fees	213	155
Legal and professional fees	37	380
Shareholder expense	78	72
Other	357	295
Total	$15,273	$13,083

*	Core banking and electronic processing and services includes core processing, bill payment, online banking, remote deposit capture, wire processing services, and postage costs for mailing customer notices and statements.

Income Tax Expense

We incurred income tax expense of $2.1 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively. Our effective tax rate was 22.01% and 22.41% for the three months ended June 30, 2026 and 2025, respectively. During the second quarter of 2026, we purchased $900,000 in 2026 South Carolina Low-Income Housing Tax Credits, which resulted in an income tax benefit of $114,000.

Comparison of Results of Operations for the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

Net Income

Our net income for the six months ended June 30, 2026 increased $3.9 million to $13.1 million, or $1.39 diluted earnings per common share, from $9.2 million, or $1.18 diluted earnings per common share for the six months ended June 30, 2025. The increase in net income between the two periods is primarily due to an increase of $8.2 million in net interest income, an increase of $2.2 million in total non-interest income, and a decrease of $101,000 in income tax expense, partially offset by an increase of $119,000 in provision for credit losses and an increase of $6.5 million in total non-interest expense.

•	The $8.2 million increase in net interest income results from an increase of $329.8 million in average earning assets, combined with an increase of 0.27% in the net interest margin between the two periods.

•	The $319,000 provision for credit losses during the six months ended June 30, 2026 was primarily due to a $396,000 provision for credit losses on loans, partially offset by a $74,000 release of the allowance for credit losses – unfunded commitments and a $5,000 release of the allowance for credit losses – held-to-maturity securities. These changes in the allowance for credit losses – loans were driven by increases in our loans due to the SGBG acquisition, while the changes in the allowance for credit losses – unfunded commitments were driven by decreases in our unfunded commitments. During the six months ended June 30, 2026, the Company recorded net charge-offs of $26,000.

•	The $2.2 million increase in non-interest income is primarily related to increases in mortgage banking income of $113,000, investment advisory fees and non-deposit commissions of $1.0 million, and government guaranteed lending income of $1.1 million, partially offset by a decline of $127,000 in gain on sale of other assets.

•	Non-interest expense increased $6.5 million during the six months ended June 30, 2026 to $32.3 million compared to $25.8 million during the same period in 2025. This increase is primarily due to an increase of $3.3 million in salaries and employee benefits, an increase of $161,000 in occupancy, an increase of $127,000 in marketing and public relations, an increase of $118,000 in amortization of intangible, an increase of $1.9 million in merger expense, and an increase of $925,000 in other non-interest expense.

•	Our effective tax rate was 16.47% and 22.60% for the six months ended June 30, 2026 and 2025, respectively. The decrease in the effective tax rate was due to an adjustment of $878,000 due to federal tax credits purchased during the three months ended March 31, 2026, and due to an adjustment of $114,000 due to South Carolina state tax credits purchased during the three months ended June 30, 2026.

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

Net interest income increased $8.2 million to $37.9 million for the six months ended June 30, 2026 from $29.7 million for the six months ended June 30, 2025. Our net interest margin increased by 0.27% to 3.43% during the six months ended June 30, 2026 from 3.16% during the six months ended June 30, 2025. Our net interest margin, on a taxable equivalent basis, was 3.44% for the six months ended June 30, 2026 compared to 3.17% for the six months ended June 30, 2025. Average earning assets increased $329.8 million, or 17.4%, to $2.2 billion for the six months ended June 30, 2026 compared to $1.9 billion in the same period of 2025.

•	The $8.2 million increase in net interest income results from increases of $329.8 million in average earning assets, combined with the improvement of 27 basis points in the net interest margin between the two periods.

•	The increase in average earning assets was primarily due to a $291.0 million increase in loans, an $8.0 million increase in total securities, and a $30.7 million increase in interest-bearing deposits in other banks.

•	The increase in our earning asset yield to 5.18% during the six months ended June 30, 2026 from 5.02% from the same period of 2025 was due to a change in the mix of our earning assets from lower yielding securities to higher yielding loans and short-term investments, which resulted in a higher percentage of earning assets in higher yielding loans and interest-bearing bank balances.

-	Investment securities represented 22.7% of average total earning assets for the six months ended June 30, 2026 compared to 26.3% during the same period in 2025.
Interest-bearing deposits in other banks and fed funds sold represented 8.0% of average total earning assets for the six months ended June 30, 2026 compared to 7.8% during the same period in 2025.
-	Loans represented 69.2% of average total earning assets for the six months ended June 30, 2026 compared to 65.9% during the same period in 2025.
-	The target range of federal funds was 3.50% - 3.75% at June 30, 2026 compared to 4.25% - 4.50% at June 30, 2025.

Average loans increased $291.0 million, or 23.3%, to $1.5 billion for the six months ended June 30, 2026 from $1.3 billion for the same period in 2025. Our loan (including loans held-for-sale) to deposit ratio on average during the six months ended June 30, 2026 was 77.2%, as compared to 73.4% during the same period in 2025. The yield on loans increased 0.24% to 5.98% during the six months ended June 30, 2026 from 5.74% during the same period in 2025 due to higher new and renewed loan rates compared to rates on loans maturing during the period.

Average securities for the six months ended June 30, 2026 increased $8.0 million, or 1.6%, to $506.8 million from $498.9 million during the same period in 2025. The increase in securities was due to the purchase of securities and a reduction in unrealized losses on our available-for-sale securities portfolio, partially offset by normal principal cash flows from the securities portfolio. Interest-bearing deposits in other banks increased $30.7 million to $179.0 million during the six months ended June 30, 2026 from $148.3 million during the same period in 2025. The increase in short-term investments was due to our decision to hold excess liquidity in interest-bearing deposits at the Federal Reserve Bank. The yield on our securities portfolio declined to 3.33% for the six months ended June 30, 2026 from 3.42% for the same period in 2025. The yield on our interest-bearing deposits in other banks decreased to 3.52% for the six months ended June 30, 2026 from 4.31% for the same period in 2025 due to lower market interest rates.

The yields on earning assets for the six months ended June 30, 2026 and 2025 were 5.18% and 5.02%, respectively.

The cost of interest-bearing liabilities was 2.43% during the six months ended June 30, 2026 compared to 2.57% during the same period in 2025. The cost of deposits, including demand deposits, was 1.78% during the six months ended June 30, 2026 compared to 1.84% during the same period in 2025. The cost of funds, including demand deposits, was 1.84% during the six months ended June 30, 2026 compared to 1.92% during the same period in 2025. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) plus customer cash management repurchase agreements as these accounts tend to be low-cost funding and assist us in controlling our overall cost of funds. During the six months ended June 30, 2026, pure deposits plus customer cash management repurchase agreements averaged 84.8% of total deposits plus customer cash management repurchase agreements as compared to 83.0% during the same period of 2025.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Six months ended June 30, 2026			Six months ended June 30, 2025
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans(1)	$1,542,199	$45,723	5.98%	$1,251,192	$35,618	5.74%
Non-taxable securities	43,238	661	3.08%	46,571	687	2.97%
Taxable securities	463,599	7,701	3.35%	452,297	7,783	3.47%
Int bearing deposits in other banks	178,965	3,127	3.52%	148,247	3,166	4.31%
Fed funds sold	167	2	2.42%	40	1	5.04%
Total earning assets	$2,228,168	$57,214	5.18%	$1,898,347	$47,255	5.02%
Cash and due from banks	28,219			24,868
Premises and equipment	29,781			29,802
Goodwill and other intangibles	31,399			15,043
Other assets	59,916			52,866
Allowance for credit losses - investments	(17)			(23)
Allowance for credit losses - loans	(17,998)			(13,406)
Total assets	$2,359,468			$2,007,497

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$529,513	$4,590	1.75%	$339,760	$2,029	1.20%
Money market accounts	490,363	7,071	2.91%	450,630	6,813	3.05%
Savings deposits	106,886	96	0.18%	111,624	153	0.28%
Time deposits	349,847	5,866	3.38%	338,835	6,514	3.88%
Fed funds purchased	—	—	NA %	1	—	0.00%
Securities sold under agreements to repurchase	111,443	1,230	2.23%	120,449	1,494	2.50%
Other long-term debt	14,964	491	6.62%	14,964	538	7.25%
Total interest-bearing liabilities	$1,603,016	$19,344	2.43%	$1,376,263	$17,541	2.57%
Demand deposits	522,072			462,677
Allowance for credit losses - unfunded commitments	662			467
Other liabilities	14,104			18,658
Shareholders’ equity	219,614			149,432
Total liabilities and shareholders’ equity	$2,359,468			$2,007,497

Cost of deposits, including demand deposits			1.78%			1.84%
Cost of funds, including demand deposits			1.84%			1.92%
Net interest spread			2.75%			2.45%
Net interest income/margin		$37,870	3.43%		$29,714	3.16%
Net interest income/margin (tax equivalent) (2)		$38,024	3.44%		$29,818	3.17%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held-for-sale.
(2)	Based on a 21.0% marginal tax rate.
40

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Six Months Ended June 30,
	2026 versus 2025
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$8,576	$1,529	$10,105
Non-taxable securities	(50)	24	(26)
Taxable securities	192	(274)	(82)
Interest-bearing deposits in other banks	592	(631)	(39)
Fed funds sold	2	(1)	1
Total interest income	$9,312	$647	$9,959

Interest expense:
Interest-bearing transaction accounts	$1,416	$1,145	$2,561
Money market accounts	582	(324)	258
Savings deposits	(6)	(51)	(57)
Time deposits	206	(854)	(648)
Securities sold under agreements to repurchase	(107)	(157)	(264)
Other long-term debt	—	(47)	(47)
Total interest expense	$2,091	$(288)	$1,803
Net interest income	$7,221	$935	$8,156

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest Income and Non-interest Expense

Non-interest income during the six months ended June 30, 2026 increased $2.2 million to $10.4 million from $8.2 million during the same period in 2025. The increase in non-interest income was primarily related to increases in mortgage banking income, investment advisory fees and non-deposit commissions, government guaranteed lending income, and other non-interest income, partially offset by a decline in gain on sale of other real estate owned. The government guaranteed lending income came from a new segment, government guaranteed lending, acquired from SGBG.

Mortgage banking income increased by $113,000 to $1.8 million during the six months ended June 30, 2026 from $1.6 million during the same period in 2025. Secondary mortgage production during the six months ended June 30, 2026 was $63.7 million compared to $57.7 million during the same period in 2025 while the gain on sale margin declined to 2.73% during the six months ended June 30, 2026 from 2.83% during the same period in 2025.

Investment advisory fees and non-deposit commissions increased $1.0 million to $4.6 million during the six months ended June 30, 2026 from $3.6 million during the same period in 2025. Total assets under management increased to $1.4 billion at June 30, 2026 compared to $1.2 billion at December 31, 2025 and $1.0 billion at June 30, 2025. Our net new assets were $16.4 million during the six months ended June 30, 2026. Furthermore, our investment performance for the six-month period from December 31, 2025 to June 30, 2026 was 16.38% compared to 9.55% for the S&P 500. Our customers’ assets under management are allocated across a range of asset classes, including equities, bonds, and cash.

Fee revenue from the new Government Guaranteed Lending line of business was $1.1 million during the six months ended June 30, 2026. Production in this line of business in the first half of 2026 included $18.5 million in SBA loans. During the period, we sold $13.5 million in loans, which resulted in a premium of $865,000 and a gain-on-sale margin of 7.89%.

Gain on sale of other real estate owned decreased $127,000 to zero during the six months ended June 30, 2026 from $127,000 during the same period in 2025 due to a sale of other real estate owned during the six months ended June 30, 2025.

Other non-interest income increased $158,000 to $2.6 million during the six months ended June 30, 2026 from $2.4 million during the same period in 2025. The $158,000 increase was primarily due to increases in other non-recurring gain on insurance proceeds income of $80,000, rental income of $35,000, and wire transfer fees of $35,000.

The following table shows the components of non-interest income for the six-month periods ended June 30, 2026 and June 30, 2025.

(Dollars in thousands)	Six months ended June 30,
	2026	2025
Deposit service charges	$436	$445
Mortgage banking income	1,751	1,638
Investment advisory fees and non-deposit commissions	4,557	3,557
Government guaranteed lending income	1,104	—
Gain on sale of other real estate owned	—	127
ATM debit card income	1,418	1,443
Recurring income on bank owned life insurance	423	408
Non-recurring income	80	—
Rental income	257	222
Other service fees including safe deposit box fees	112	116
Wire transfer fees	108	73
Other	181	159
	$10,427	$8,188

Non-interest expense increased $6.5 million during the six months ended June 30, 2026 to $32.3 million compared to $25.8 million during the same period in 2025. This increase is primarily due to an increase of $3.3 million in salaries and employee benefits, an increase of $161,000 in occupancy, an increase of $127,000 in marketing and public relations, an increase of $118,000 in amortization of intangible, an increase of $1.9 million in merger expense, and an increase of $925,000 in other non-interest expense.

•	Salary and benefits expense increased $3.3 million to $19.0 million during the six months ended June 30, 2026 from $15.7 million during the same period in 2025. This increase is primarily a result of new personnel retained from SGBG, normal salary adjustments and higher mortgage banking and financial planning and investment advisory commissions, as well as increased incentive accruals due to high performance. We had 298 full-time equivalent employees at June 30, 2026 compared to 273 full-time equivalent employees at June 30, 2025.
•	Occupancy expense increased $161,000 to $1.7 million during the six months ended June 30, 2026 from $1.5 million during the same period in 2025 primarily due to tenancy costs associated with the acquisition of two additional locations as part of the merger with SGBG.
•	Marketing and public relations expense increased $127,000 to $849,000 during the six months ended June 30, 2026 from $722,000 during the same period in 2025 primarily due to the timing of planned marketing campaigns.
•	Amortization of intangible increased $118,000 to $197,000 during the six months ended June 30, 2026 from $79,000 during the same period in 2025 due to amortization of intangibles obtained as part of the SGBG acquisition.
•	Merger expense increased $1.9 million to $2.0 million during the six months ended June 30, 2026 from $234,000 during the same period in 2025 due to costs incurred during the first quarter of 2026 related to the acquisition of SGBG.

•	Other non-interest expense increased $925,000 to $7.1 million during the six months ended June 30, 2026 from $6.2 million during the same period in 2025.

-	Core banking and electronic processing and services increased $210,000 to $1.7 million from $1.5 million, primarily due to additional expenses related to the acquisition of SGBG, higher customer activity, and enhanced technology.
-	ATM/debit card processing increased $195,000 to $926,000 from $731,000 primarily due to increased usage.

-	Software subscriptions and services increased $430,000 to $1.2 million from $739,000 primarily due to additional expenses related to the acquisition of SGBG, new subscriptions and services, and higher renewal prices.

-	Director fees increased $110,000 to $417,000 from $307,000 due to additional board members from the SGBG acquisition and increased meeting frequency.

-	Legal and professional fees decreased $383,000 to $463,000 from $846,000. This decline was primarily due to accrual adjustments made during the second quarter of 2026.
42

The following table shows the components of non-interest expense for the six-month periods ended June 30, 2026 and June 30, 2025.

(Dollars in thousands)	Six months ended June 30,
	2026	2025
Salaries and employee benefits	$19,006	$15,717
Occupancy	1,710	1,549
Equipment	785	780
Marketing and public relations	849	722
FDIC insurance assessments	566	574
Other real estate expense	7	122
Amortization of intangibles	197	79
Merger	2,084	234
Core banking and electronic processing and services*	1,675	1,465
ATM/debit card processing	926	731
Software subscriptions and services	1,169	739
Supplies	69	69
Telephone	252	217
Courier	174	164
Correspondent services	179	143
Insurance	227	216
Debit card and fraud losses	165	107
Investment advisory services	210	185
Loan processing and closing costs	224	128
Director fees	417	307
Legal and professional fees	463	846
Shareholder expense	162	170
Other	788	573
Total	$32,304	$25,837

*	Core banking and electronic processing and services includes core processing, bill payment, online banking, remote deposit capture, wire processing services and postage costs for mailing customer notices and statements.

Income Tax Expense

We incurred income tax expense of $2.6 million and $2.7 million for the six months ended June 30, 2026 and 2025, respectively. Our effective tax rate was 16.47% and 22.60% for the six months ended June 30, 2026 and 2025, respectively. The decrease in the effective tax rate was due to an adjustment of $878,000 due to federal tax credits purchased and an adjustment of $114,000 due to state tax credits purchased during the six months ended June 30, 2026.

Provision and Allowance for Credit Losses and Credit Metrics

Provision and Allowance for Credit Losses

The total allowance for credit losses (ACL) is composed of three parts: the ACL for loans, the ACL for unfunded commitments, and the ACL for HTM investments. The ACL for loans is further composed of the allowance for individually assessed loans, the allowance for collectively assessed expected losses, the allowance for collectively assessed qualitative adjustments, and the allowance for collectively assessed additional allowance. The allowance for collectively assessed qualitative adjustments is calculated using a set of qualitative factors which as of June 30, 2026 and December 31, 2025 included changes in lending policies and procedures, changes in staff, markets, and products, change in total of 30-89 days past due and other loans especially mentioned, changes in the loan review system, changes in collateral value for non-collateral dependent loans, changes in concentration of credits, changes in the legal or regulatory requirements and competition, data limitations, model imprecision, and reasonable and supportable forecast alternative scenarios. The qualitative factors, combined with the allowance for individually assessed loans, the allowance for collectively assessed expected losses, and the collectively assessed additional allowance, are used to calculate the total allowance for credit losses on loans. The following table summarizes the activity related to our allowance for credit losses for loans:

	Six Months Ended
	June 30,
(Dollars in thousands)	2026	2025
Beginning balance of allowance for credit losses - loans	$18,364	$13,135
Loans charged-off:
Commercial	3	—
Real Estate Mortgage – Commercial	—	—
Consumer - Other	26	31
Total loans charged-off	29	31
Recoveries:
Commercial	1	9
Real Estate Mortgage – Residential	—	—
Real Estate Mortgage – Commercial	2	7
Real Estate – Construction	1	1
Consumer – Home Equity	1	5
Consumer – Other	3	10
Total recoveries	8	32
Net loan charge-offs (recoveries)	21	(1)
Provision for credit losses - loans	172	194
Balance at period end	$18,515	$13,330

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio:

Composition of the Allowance for Credit Losses - Loans

	June 30, 2026		December 31, 2025
		% of Allowance in		% of Allowance in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial	$1,686	9.1%	$1,050	7.6%
Real Estate – Construction	4,096	22.1%	1,654	12.0%
Real Estate Mortgage:
Residential	1,611	8.7%	1,720	12.5%
Commercial	9,873	53.4%	8,349	60.4%
Consumer:
Home Equity	853	4.6%	706	5.1%
Other	396	2.1%	327	2.4%
Total	$18,515	100.0%	$13,806	100.0%

Credit Metrics

We have a significant portion of our loan portfolio with real estate as the underlying collateral. As of June 30, 2026 and December 31, 2025, approximately 91.7% and 91.5%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers who experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period. The allowance for credit losses is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy of the allowance and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance for credit losses based on information available to them at the time of their examination.

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

The non-performing asset ratio was 0.04% of total assets with the nominal level of $887,000 in non-performing assets at June 30, 2026 compared to 0.02% and $372,000 at December 31, 2025. Non-accrual loans increased to $300,000 at June 30, 2026 from $202,000 at December 31, 2025. We had four accruing loans past due 90 days or more totaling $419,000 at June 30, 2026 compared to $2,000 at December 31, 2025. Loans past due 30 days or more represented 0.26% of the loan portfolio at June 30, 2026 compared to 0.07% at December 31, 2025. The ratio of classified loans plus OREO and repossessed assets increased to 2.55% of total bank regulatory risk-based capital at June 30, 2026 from 0.76% at December 31, 2025.

During the six months ended June 30, 2026, we experienced net charge-offs, including overdrafts, of $26,000 and net loan recoveries, excluding overdrafts, of $3,000. In comparison, during the six months ended June 30, 2025, we experienced net recoveries, including overdrafts, of $1,000 and net loan recoveries, excluding overdrafts, of $19,000.

There were eight loans totaling $719,000 (0.05% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at June 30, 2026. Four of these loans were on non-accrual status. The largest loan of the four is $193,000 and is secured by real estate. The balance of the remaining loans on non-accrual status is $107,000. These loans are secured by business assets. At June 30, 2026, we had four accruing loans that were past due 90 days or more. At both June 30, 2026 and December 31, 2025, we considered loan relationships exceeding $500,000 and on non-accrual status as individually assessed loans for the allowance for credit losses. In addition to the loans meeting the criteria above, purchased loans with a specific credit mark are also individually assessed. At June 30, 2026 we have five individually assessed loans totaling $2.8 million. At December 31, 2025, we had no individually assessed loans. The specific allowance for individually assessed loans is based on the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. There was $2.4 million allowance for credit losses on our individually assessed loans at June 30, 2026 and none at December 31, 2025. At June 30, 2026, we had $3.7 million in loans that were delinquent 30 days to 89 days representing 0.24% of total loans compared to $934,000 or 0.07% of total loans at December 31, 2025.

The following table summarizes the activity related to our allowance for credit losses for the periods indicated:

	Six Months Ended
	June 30,
(Dollars in thousands)	2026	2025
Average loans outstanding (excluding loans held-for-sale)	$1,530,385	$1,242,889
Loans outstanding at period end (excluding loans held-for-sale)	$1,578,292	$1,260,055
Non-performing assets:
Non-accrual loans	$300	$210
Loans 90 days past due still accruing	419	66
Foreclosed real estate	168	194
Total non-performing assets	$887	$470

Net charge-offs to average loans (annualized)	0.00%	0.00%
Allowance as percent of total loans	1.17%	1.06%
Non-performing assets as % of total assets	0.04%	0.02%
Allowance as % of non-performing loans	2,575.10%	4,829.71%
Non-accrual loans as % of total loans	0.02%	0.02%
Allowance as % of non-accrual loans	6,164.11%	6,347.62%

The following table details net charge-offs to average loans outstanding by loan category for the periods indicated.

	Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off (Recovery) Ratio	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off (Recovery) Ratio
Commercial	$1	$106,272	0.00%	$(9)	$88,807	(0.01)%
Real estate:
Construction	(1)	184,060	0.00%	(1)	150,538	0.00%
Mortgage-residential	—	129,656	0.00%	—	124,514	0.00%
Mortgage-commercial	(5)	1,032,541	0.00%	(7)	814,815	0.00%
Consumer:
Home Equity	(3)	58,631	0.00%	(5)	44,204	(0.01)%
Other	33	19,225	0.17%	21	20,011	0.10%
Total:	$25	$1,530,385	0.00%	$(1)	$1,242,889	0.00%

(1)	Average loans exclude loans held-for-sale.

Financial Position

Assets increased $314.6 million, or 15.3% (30.8% annualized), to $2.4 billion at June 30, 2026 from $2.1 billion at December 31, 2025. The increase in assets was primarily due to increases in cash and due from banks of $7.8 million, investment securities available for sale of $28.5 million, loans held-for-investment of $267.3 million, goodwill of $14.8 million, intangible assets of $2.4 million, and other assets of $13.3 million, partially offset by a decrease in interest-bearing bank balances of $6.7 million and investment securities held-to-maturity of $10.2 million, and an increase in allowance for credit losses of $4.7 million. As discussed elsewhere, $195.7 million of the growth in loans held-for-investment and all of the growth in goodwill and intangible assets came from the acquisition of Signature Bank of Georgia.

Loans and loans held-for-sale

Loans held-for-sale increased to $11.9 million at June 30, 2026 from $10.7 million at December 31, 2025. Loans (excluding loans held-for-sale) increased $267.3 million, or 20.4% (41.1% annualized), to $1.6 billion at June 30, 2026 from $1.3 billion at December 31, 2025. Total loan production, excluding mortgage secondary market and new construction residential real estate, was $151.5 million during the six months ended June 30, 2026 compared to $99.9 million during the same period in 2025. Advances from unfunded commercial construction loans available for draws were $35.1 million during the six months ended June 30, 2026 compared to $23.8 million during the same period in 2025. Payoffs and paydowns totaled $95.1 million during the six months ended June 30, 2026 compared to $60.7 million during the same period in 2025.

Total production in the mortgage line of business in the six months ended June 30, 2026 was $95.8 million which was comprised of $63.7 million in secondary market loans, $4.2 million in adjustable rate mortgages (ARMs), and $27.9 million in construction loans. Total mortgage production during the six months ended June 30, 2025 was $106.7 million, $57.7 million of the production was originated to be sold in the secondary market, $9.6 million of the loan production was originated as ARM loans for our loans held-for-investment portfolio, and $39.4 million of the loan production was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income.

The loan-to-deposit ratio (including loans held-for-sale) at June 30, 2026 and December 31, 2025 was 78.5% and 75.6%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at June 30, 2026 and December 31, 2025 was 77.9% and 74.9%, respectively.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. Based on our loan portfolio as of June 30, 2026, the non-owner occupied commercial real estate loans and the construction and land development loans were approximately 314% and 70% of total risk-based capital, respectively, compared to 307% and 71% at December 31, 2025. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 55% from June 30, 2023 to June 30, 2026. We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the level of the concentration in commercial real estate loans within our loan portfolio monthly.

The following table shows the composition of the loan portfolio by category at the dates indicated:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$109,786	7.0%	$91,930	7.0%
Real estate:
Construction	187,550	11.9%	152,077	11.5%
Mortgage – residential	126,996	8.0%	130,476	10.0%
Mortgage – commercial	1,071,599	67.8%	863,422	65.9%
Consumer:
Home Equity	60,824	3.9%	53,693	4.1%
Other	21,537	1.4%	19,421	1.5%
Total gross loans	1,578,292	100.0%	1,311,019	100.0%
Allowance for credit losses	(18,515)		(13,806)
Total net loans	$1,559,777		$1,297,213

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

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at June 30, 2026.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	June 30, 2026
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total
Commercial	$20,719	$63,746	$25,321	$—	$109,786
Real estate:
Construction	42,299	119,183	16,236	9,832	187,550
Mortgage—residential	2,468	16,072	2,889	105,567	126,996
Mortgage—commercial	153,147	733,909	149,279	35,264	1,071,599
Consumer:
Home equity	2,758	11,730	46,336	—	60,824
Other	6,609	13,697	864	367	21,537
Total	$228,000	$958,337	$240,925	$151,030	$1,578,292

Loans maturing after one year with:

Variable Rate	$329,767
Fixed Rate	1,020,525
$1,350,292

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

Investment securities increased $18.6 million to $510.8 million, net of allowance for credit losses on investments of $14,000, at June 30, 2026 from $492.2 million, net of allowance for credit losses on investments of $19,000, at December 31, 2025. The increase was driven primarily by purchases of securities in the available-for-sale portfolio, and a reduction in unrealized losses on our available-for-sale securities portfolio, partially offset by normal principal cash flows.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $9.8 million ($7.7 million net of tax) at June 30, 2026.

Our HTM investments totaled $185.0 million and represented approximately 36% of our total investments at June 30, 2026. Our AFS investments totaled $322.6 million or approximately 63% of our total investments at June 30, 2026. Our investments at cost totaled $3.3 million or approximately 1% of our total investments at June 30, 2026. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive loss, which is included in shareholders’ equity.

At June 30, 2026, the estimated weighted average life of our total investment portfolio was 5.1 years, the modified duration was 4.2, the effective duration was 3.4, and the weighted average tax equivalent book yield was 3.66%.

Interest-bearing deposits in other banks and fed funds sold decreased $6.7 million to $130.5 million at June 30, 2026 from $137.2 million at December 31, 2025 due to loan growth outpacing deposit growth.

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at June 30, 2026:

(Dollars in thousands)	Within One Year		Over One Year and less than Five Years		Over Five Years and less than Ten Years		Over Ten Years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury securities	$—	—	$15,866	1.12%	$—	—	$—	—
Government Sponsored Enterprises	—	—	—	—	2,500	2.00%	—	—
Small Business Administration pools	1	2.41%	2,194	4.74%	2,146	4.06%	2,942	5.13%
Mortgage-backed securities	2,374	2.37%	6,731	3.51%	24,206	3.98%	268,544	3.93%
State and local government	—	—	—	—	—	—	4,815	4.70%
Corporate and other securities	—	—	1,000	6.65%	3,000	3.38%	14	—
Total investment securities available-for-sale	$2,375	2.37%	$25,791	2.23%	$31,852	3.78%	$276,315	3.95%

(Dollars in thousands)	Within One Year		Over One Year and less than Five Years		Over Five Years and less than Ten Years		Over Ten Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$—	—	$39,640	3.24%	$6,303	3.33%	$42,414	3.22%
State and local government	445	4.00%	29,617	3.33%	44,532	3.64%	22,023	3.35%
Total investment securities held-to-maturity	$445	4.00%	$69,257	3.28%	$50,835	3.60%	$64,437	3.26%
48

Deposits

Deposits increased $275.3 million, or 15.7% (31.7% annualized), to $2.02 billion at June 30, 2026 compared to $1.75 billion at December 31, 2025. Our pure deposits, which are defined as total deposits less certificates of deposit, increased $267 million, or 18.6% (37.4% annualized), to $1.73 billion at June 30, 2026 from $1.44 billion at December 31, 2025. We continue to focus on growing our pure deposits in order to better manage our overall cost of funds. Certificates of deposit increased $8.7 million to $322 million at June 30, 2026 from $314 million at December 31, 2025.

We had no brokered certificates of deposit at June 30, 2026 or December 31, 2025. Total uninsured deposits were $663.6 million and $581.3 million at June 30, 2026 and December 31, 2025, respectively. Included in uninsured deposits at June 30, 2026 and December 31, 2025 were $101.9 million and $187.5 million, respectively, of deposits of states or political subdivisions in the U.S., which are secured or collateralized, respectively. Total uninsured deposits, excluding these deposits that are secured or collateralized, totaled $561.7 million, or 27.7%, of total deposits at June 30, 2026 and $393.8 million, or 22.5%, of total deposits at December 31, 2025. The average balance of all customer deposit accounts at June 30, 2026 was $34,084. The average balance for consumer accounts was $18,376 and the average balance for non-consumer accounts was $72,396.

The following table sets forth the deposits by category:

	June 30,		December 31,
	2026		2025
		% of		% of
(Dollars in thousands)	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$527,904	26.1%	$467,265	26.7%
Interest-bearing checking accounts	551,321	27.2%	367,195	21.0%
Money market accounts	489,286	24.2%	470,516	26.9%
Savings accounts	105,399	5.2%	102,768	5.9%
Time deposits	350,930	17.3%	341,800	19.5%
Total	$2,024,840	100.0%	$1,749,544	100.0%

The uninsured amount of time deposits in the table above at June 30, 2026 and December 31, 2025 was $49.6 million and $47.1 million, respectively.

The tables below show at June 30, 2026 and December 31, 2025, maturities of certificates and other time deposits greater than $250,000.

	June 30, 2026
	Within Three	After Three Through	After Nine Through	After Twelve
(Dollars in thousands)	Months	Nine Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$54,652	$40,299	$11,596	$559	$107,106

	December 31, 2025
	Within Three	After Three Through	After Nine Through	After Twelve
(Dollars in thousands)	Months	Nine Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$44,205	$29,127	$27,971	$508	$101,811

Borrowed Funds, Trust Preferred Securities, and Shareholders’ Equity

Borrowed funds consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and long-term debt. Our long-term debt is the result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $101.1 million and $101.9 million during the three months ended June 30, 2026 and December 31, 2025, respectively. The average rates paid during these periods were 2.25% and 2.26%, respectively. The balances of securities sold under agreements to repurchase were $96.5 million and $107.2 million at June 30, 2026 and December 31, 2025, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. Federal funds purchased averaged $1,000 and zero during the three months ended June 30, 2026 and December 31, 2025, respectively. The average rates paid during these periods were 0.00%. Federal funds purchased were zero at June 30, 2026 and December 31, 2025. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. FHLB advances averaged zero during the three months ended June 30, 2026 and December 31, 2025. The balances of FHLB advances were zero at June 30, 2026 and December 31, 2025.

We issued $15.5 million in trust preferred securities on March 16, 2004. During the fourth quarter of 2015, we redeemed $500,000 of these securities. The remaining debt may be redeemed in full anytime with notice, and it matures on March 16, 2034. The balances of trust preferred securities were $15.0 million as of June 30, 2026 and December 31, 2025. The securities accrue and pay distributions quarterly at a rate determined by an adjusted SOFR. Trust preferred securities averaged $15.0 million during the three months ended June 30, 2026 and December 31, 2025. The average rates during these periods were 6.59% and 6.89%, respectively.

Other liabilities declined $10.5 million to $5.6 million at June 30, 2026 from $16.1 million at December 31, 2025 primarily due to a $12.5 million reduction in accrued federal income tax payable due to the purchase of federal tax credits during the six months ended June 30, 2026.

Total shareholders’ equity increased $60.4 million, or 36.1%, to $228.0 million at June 30, 2026 from $167.6 million at December 31, 2025. Shareholders’ equity was 9.6% of total assets at June 30, 2026 and 8.1% at December 31, 2025. The increase in shareholders’ equity was due to a $10.1 million increase in retained earnings resulting from $13.1 million in net income less $3.0 million in dividends, a $41,000 decrease due to share repurchases, a $272,000 increase due to employee and director stock awards, a $187,000 increase due to dividend reinvestment plan (DRIP) purchases, a $49.7 million increase due to the acquisition of SGBG, and a $177,000 increase in accumulated other comprehensive loss. The increase in accumulated other comprehensive loss of $177,000 during the period was due to $857,000 of comprehensive loss from unrealized losses on available-for-sale securities, partially offset by the $654,000 of comprehensive income from reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity and the $380,000 of comprehensive income from unrealized gain on investment hedge.

During the first quarter of 2026, a total of 1,483 shares of the Company’s common stock were repurchased at an average price of $27.77 and a total value of $41,180 under the 2025 Repurchase Plan, which expired at market close on May 8, 2026. On May 7, 2026, we announced that our Board of Directors approved a new plan to utilize up to $7.5 million of capital to repurchase shares of our common stock (the “2026 Repurchase Plan”), which represented approximately 3.4% of total shareholders’ equity at the time of the announcement. No repurchases have been made under the 2026 Repurchase Plan through August 12, 2026. The 2026 Repurchase Plan expires at market close on May 5, 2027.

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at June 30, 2026 and at December 31, 2025 over the subsequent 12 months.

Change in short-term interest rates	Hypothetical percentage change in net interest income
	June 30, 2026	December 31, 2025	Policy Limit
+400bp	-13.73%	-15.11%	-20.00%
+300bp	-9.26%	-10.24%	-20.00%
+200bp	-5.33%	-5.83%	-15.00%
+100bp	-2.55%	-2.54%	-10.00%
Flat	—	—	—
-100bp	+2.61%	+2.74%	-10.00%
-200bp	+4.92%	+5.24%	-15.00%
-300bp	+4.72%	+5.31%	-20.00%
-400bp	+1.66%	+3.49%	-20.00%

The maximum anticipated negative impacts of the modeled changes in net interest income were within policy limits at June 30, 2026 and December 31, 2025.

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

Change in present value of equity	Hypothetical percentage change in PVE
	June 30, 2026	December 31, 2025	Policy Limit
+400bp	+1.28%	+1.13%	-25.00%
+300bp	+2.35%	+2.58%	-25.00%
+200bp	+2.66%	+3.11%	-20.00%
+100bp	+1.85%	+2.23%	-15.00%
Flat	—	—	—
-100bp	-3.46%	-3.84%	-15.00%
-200bp	-9.45%	-9.63%	-20.00%
-300bp	-19.32%	-19.36%	-25.00%
-400bp	-33.49%	-34.26%	-25.00%

Except for the down 400 basis point scenario, the maximum anticipated negative impacts of the modeled changes in PVE were within policy limits at June 30, 2026 and December 31, 2025. We are monitoring the risk posed by the down 400 basis point scenario.

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

From time to time, we issue brokered certificates of deposit to supplement our funding mix. As of June 30, 2026 and December 31, 2025, we had no brokered certificates of deposit. We believe that we have ample liquidity to meet the needs of our customers through our low-cost deposits, the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, the ability to borrow on a secured basis through the Federal Reserve Discount Window, and the ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank.

The Bank maintains federal funds purchased lines in the total amount of $102.5 million with four financial institutions and $10.0 million through the Federal Reserve Discount Window. We utilized none of our federal funds purchased lines at June 30, 2026 and December 31, 2025. The FHLB of Atlanta has approved a line of credit of up to 30.00% of the Bank’s total assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had no FHLB advances at June 30, 2026 and at December 31, 2025. At June 30, 2026, we had remaining credit availability under this facility in excess of $720.3 million, subject to collateral requirements. Combined, we have total remaining credit availability, subject to collateral requirements, in excess of $832.8 million as compared to uninsured deposits excluding deposits of states or political subdivisions in the U.S., which are secured or collateralized, of $579.0 million.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2026, we had issued commitments to extend unused credit of $258.3 million, including $78.2 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2025, we had issued commitments to extend unused credit of $211.2 million, including $69.0 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The federal banking agencies have also implemented a simplified measure of capital adequacy for qualifying community banking organizations known as the Community Bank Leverage Ratio (“CBLR”) framework. Depository institutions and their holding companies with less than $10 billion in total consolidated assets that meet certain other qualifying criteria and maintain a leverage ratio greater than 9% may elect to use the CBLR framework. Institutions that opt into the CBLR framework and maintain a qualifying leverage ratio are considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and are deemed “well capitalized” for prompt corrective action purposes. In April 2026, the federal banking regulatory agencies jointly finalized a rule to modify the CBLR to 8% from 9%, effective July 1, 2026. Additionally, the rule extends the length of time that certain depository institutions and depository holding companies can remain in the CBLR framework while not meeting all of the criteria for initial qualification. We continue to evaluate annually whether to elect into the CBLR framework, but currently report under the traditional risk-based capital approach.

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

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a “small bank holding company.” Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of June 30, 2026, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

(Dollars in thousands)		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
June 30, 2026
Leverage Ratio	9.29%	5.00%	4.00%	$100,446	$123,874
Common Equity Tier 1 Capital Ratio	12.98%	6.50%	4.50%	108,657	142,174
Tier 1 Capital Ratio	12.98%	8.00%	6.00%	83,520	117,036
Total Capital Ratio	14.13%	10.00%	8.00%	69,143	102,659
December 31, 2025
Leverage Ratio	8.66%	5.00%	4.00%	$75,818	$96,513
Common Equity Tier 1 Capital Ratio	13.11%	6.50%	4.50%	90,399	117,751
Tier 1 Capital Ratio	13.11%	8.00%	6.00%	69,884	97,237
Total Capital Ratio	14.16%	10.00%	8.00%	56,886	84,239

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

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors approved a cash dividend for the second quarter of 2026 of $0.17 per common share. This dividend is payable on August 18, 2026 to shareholders of record of our common stock as of August 4, 2026.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, during the three months ended June 30, 2026, we credited an aggregate of 1,724.5 deferred stock units to accounts for directors who elected to defer monthly fees. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.
(b)	Not Applicable.
(c)	On May 7, 2026, the Company announced that its Board of Directors approved a new share repurchase plan authorizing the Company to repurchase up to $7.5 million of its common stock. The 2026 Repurchase Plan expires at market close on May 5, 2027. No share repurchases were made during the three months ended June 30, 2026, and no shares were withheld to satisfy tax withholding obligations applicable to the vesting of restricted stock for the three months ended June 30, 2026.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plan(2)
April 1 – April 30, 2026	—	$—	—	$7,500,000
May 1 – May 31, 2026	—	$—	—	$7,500,000
June 1 – June 30, 2026	—	$—	—	$7,500,000
Total	—	$—	—	$7,500,000

(1) Average price paid per share excludes commission and handling fees. The maximum dollar value of shares that may yet be purchased under the publicly announced repurchase plan reflects the remaining authorization under the plan after deducting the aggregate amount paid for shares repurchased under the plan, including commission and handling fees.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Plans

During the three months ended June 30, 2026, neither the Company nor any director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of July 13, 2025 by and between First Community Corporation, First Community Bank, and Signature Bank (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 14, 2025).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 16, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 18, 2023).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: August 12, 2026	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

