Form 10-Q
period 2026-09-30
FIRST COMMUNITY CORP /SC/
filed 2026-11-10
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number: 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 10, 2026, 9,400,301 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2026	December 31,
(Dollars in thousands, except par values and share counts)	(Unaudited)	2025
ASSETS
Cash and due from banks	$18,825	$23,876
Interest-bearing bank balances	107,508	137,184
Investment securities available-for-sale	329,321	294,109
Investment securities held-to-maturity, fair value of $168,607 and $188,563 at September 30, 2026 and December 31, 2025, respectively, net of allowance for credit losses — investments	183,483	195,116
Other investments, at cost	3,213	2,942
Loans held-for-sale	4,781	10,737
Loans held-for-investment	1,610,426	1,311,019
Less, allowance for credit losses – loans	18,703	13,806
Net loans held-for-investment	1,591,723	1,297,213
Property and equipment – net	29,444	29,342
Lease right-of-use asset	2,123	2,192
Bank owned life insurance	32,441	31,801
Other real estate owned	83	168
Intangible assets	2,577	289
Goodwill	29,399	14,637
Other assets	28,375	18,126
Total assets	$2,363,296	$2,057,732
LIABILITIES
Deposits:
Non-interest bearing	$534,118	$467,265
Interest bearing	1,470,396	1,282,279
Total deposits	2,004,514	1,749,544
Securities sold under agreements to repurchase	101,469	107,189
Junior subordinated debt	14,964	14,964
Lease liability	2,308	2,373
Other liabilities	9,857	16,105
Total liabilities	$2,133,112	$1,890,175
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 9,400,301 at September 30, 2026 and 7,693,215 at December 31, 2025	9,400	7,693
Nonvested restricted stock and stock units	2,854	3,065
Additional paid in capital	144,021	94,909
Retained earnings	96,842	80,291
Accumulated other comprehensive loss	(22,933)	(18,401)
Total shareholders’ equity	230,184	167,557
Total liabilities and shareholders’ equity	$2,363,296	$2,057,732

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended September 30,
	2026	2025
Interest and dividend income:
Loans, including fees	$24,402	$18,864
Investment securities – taxable	3,954	3,982
Investment securities – non-taxable	357	346
Interest-bearing deposits in other banks and fed funds sold	1,294	1,710
Total interest and dividend income	30,007	24,902
Interest expense:
Deposits	8,936	7,995
Securities sold under agreements to repurchase	582	640
Other borrowed money	251	273
Total interest expense	9,769	8,908
Net interest income	20,238	15,994
Provision for credit losses	193	201
Net interest income after provision for credit losses	20,045	15,793
Non-interest income:
Deposit service charges	216	243
Mortgage banking income	614	934
Investment advisory fees and non-deposit commissions	2,605	1,862
Government guaranteed lending	534	—
Loss on sale of other assets	(2)	—
Other non-interest income	2,021	1,430
Total non-interest income	5,988	4,469
Non-interest expense:
Salaries and employee benefits	9,594	8,059
Occupancy	929	792
Equipment	386	377
Marketing and public relations	534	557
FDIC insurance assessments	278	286
Other real estate expense	90	12
Amortization of intangibles	104	39
Merger	104	575
Other	3,611	2,977
Total non-interest expense	15,630	13,674
Net income before tax	10,403	6,588
Income tax expense	2,359	1,396
Net income	$8,044	$5,192

Basic earnings per common share	$0.86	$0.68
Diluted earnings per common share	$0.85	$0.67

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Nine months ended September 30,
	2026	2025
Interest and dividend income:
Loans, including fees	$70,125	$54,482
Investment securities – taxable	11,654	11,766
Investment securities – non-taxable	1,018	1,032
Interest-bearing deposits in other banks and fed funds sold	4,424	4,877
Total interest and dividend income	87,221	72,157
Interest expense:
Deposits	26,559	23,504
Securities sold under agreements to repurchase	1,812	2,134
Other borrowed money	742	811
Total interest expense	29,113	26,449
Net interest income	58,108	45,708
Provision for credit losses	512	401
Net interest income after provision for credit losses	57,596	45,307
Non-interest income:
Deposit service charges	652	688
Mortgage banking income	2,365	2,572
Investment advisory fees and non-deposit commissions	7,162	5,419
Government guaranteed lending	1,638	—
(Loss) gain on sale of other assets	(2)	127
Other non-interest income	4,600	3,851
Total non-interest income	16,415	12,657
Non-interest expense:
Salaries and employee benefits	28,600	23,776
Occupancy	2,639	2,341
Equipment	1,171	1,157
Marketing and public relations	1,383	1,279
FDIC insurance assessments	844	860
Other real estate expense	97	134
Amortization of intangibles	301	118
Merger	2,188	809
Other	10,711	9,037
Total non-interest expense	47,934	39,511
Net income before tax	26,077	18,453
Income tax expense	4,940	4,078
Net income	$21,137	$14,375

Basic earnings per common share	$2.27	$1.88
Diluted earnings per common share	$2.24	$1.85

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,
(Dollars in thousands)	2026	2025
Net income	$8,044	$5,192
Other comprehensive (loss) income:
Unrealized (loss) gain during the period on available-for-sale securities, net of tax benefit of $1,722 and expense of $371, respectively	(6,470)	1,394
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $86 and $88, respectively	325	329
Unrealized gain (loss) during the period on investment hedge, net of tax expense of $381 and benefit of $9, respectively	1,436	(33)
Other comprehensive (loss) income	(4,709)	1,690
Comprehensive income	$3,335	$6,882

	Nine months ended September 30,
(Dollars in thousands)	2026	2025
Net income	$21,137	$14,375
Other comprehensive (loss) income:
Unrealized (loss) gain during the period on available-for-sale securities, net of tax benefit of $1,947 and expense of $1,170, respectively	(7,327)	4,404
Reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $260 and $264, respectively	979	991
Unrealized gain (loss) during the period on investment hedge, net of tax expense of $482 and benefit of $29, respectively	1,816	(109)
Other comprehensive (loss) income	(4,532)	5,286
Comprehensive income	$16,605	$19,661

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
	Common		Additional	Nonvested		Other
	Shares	Common	Paid-in	Restricted	Retained	Comprehensive
(Shares and dollars in thousands)	Issued	Stock	Capital	Stock	Earnings	Loss	Total
Balance, June 30, 2026	9,400	$9,400	$143,994	$2,424	$90,391	$(18,224)	$227,985
Net income	—	—	—	—	8,044	—	8,044
Other comprehensive loss net of tax benefit of $1,255	—	—	—	—	—	(4,709)	(4,709)
Stock-based compensation	(3)	(3)	(72)	430	—	—	355
Dividends: Common ($0.17 per share)	—	—	—	—	(1,593)	—	(1,593)
Dividend reinvestment plan	3	3	99	—	—	—	102
Balance, September 30, 2026	9,400	$9,400	$144,021	$2,854	$96,842	$(22,933)	$230,184

Balance, June 30, 2025	7,686	$7,686	$94,719	$2,235	$72,723	$(21,863)	$155,500
Net income	—	—	—	—	5,192	—	5,192
Other comprehensive income net of tax expense of $450	—	—	—	—	—	1,690	1,690
Stock-based compensation	—	—	5	309	—	—	314
Dividends: Common ($0.16 per share)	—	—	—	—	(1,227)	—	(1,227)
Dividend reinvestment plan	4	4	95	—	—	—	99
Balance, September 30, 2025	7,690	$7,690	$94,819	$2,544	$76,688	$(20,173)	$161,568

Balance, December 31, 2025	7,693	$7,693	$94,909	$3,065	$80,291	$(18,401)	$167,557
Net income	—	—	—	—	21,137	—	21,137
Other comprehensive loss net of tax benefit of $1,205	—	—	—	—	—	(4,532)	(4,532)
Shares issued as acquisition consideration	1,658	1,658	48,075	—	—	—	49,733
Repurchase of common shares	(1)	(1)	(40)	—	—	—	(41)
Stock-based compensation	41	41	797	(211)	—	—	627
Dividends: Common ($0.49 per share)	—	—	—	—	(4,586)	—	(4,586)
Dividend reinvestment plan	9	9	280	—	—	—	289
Balance, September 30, 2026	9,400	$9,400	$144,021	$2,854	$96,842	$(22,933)	$230,184

Balance, December 31, 2024	7,644	$7,644	$93,834	$2,639	$65,836	$(25,459)	$144,494
Net income	—	—	—	—	14,375	—	14,375
Other comprehensive income net of tax expense of $1,405	—	—	—	—	—	5,286	5,286
Stock-based compensation	34	34	705	(95)	—	—	644
Dividends: Common ($0.46 per share)	—	—	—	—	(3,523)	—	(3,523)
Dividend reinvestment plan	12	12	280	—	—	—	292
Balance, September 30, 2025	7,690	$7,690	$94,819	$2,544	$76,688	$(20,173)	$161,568

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$21,137	$14,375
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,340	1,282
Net premium accretion on investment securities available-for-sale	(1,845)	(2,282)
Net premium accretion on investment securities held-to-maturity	(595)	(512)
Provision for credit losses	512	401
Write-downs of other real estate owned	85	100
Origination of loans held-for-sale	(91,898)	(89,660)
Sale of loans held-for-sale	100,202	92,914
Gain on sale of loans held-for-sale	(2,347)	(2,562)
Loss (gain) on sale of other assets	2	(127)
Amortization of intangibles	301	118
Loss (gain) on fair value of equity securities	29	(1)
Stock-based compensation	627	644
Decrease in other assets	2,478	992
Decrease in other liabilities	(8,360)	(313)
Net cash provided by operating activities	21,670	15,369
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(57,352)	(42,539)
Purchase of other investments	(139)	(303)
Sale/maturity/call of investment securities available-for-sale	40,603	30,493
Maturity/call of investment securities held-to-maturity	12,233	11,124
Increase in loans	(103,727)	(58,781)
Proceeds from sale of other real estate owned	—	376
Purchase of property and equipment	(703)	(540)
Net disposals of property and equipment	1	30
Cash and cash equivalents, net of cash paid to settle options, from acquisition of Signature Bank of Georgia	35,933	—
Net cash used in investing activities	(73,151)	(60,140)
Cash flows from financing activities:
Increase in deposit accounts	26,812	95,263
Decrease in securities sold under agreements to repurchase	(5,720)	(3,496)
Dividends paid: Common Stock	(4,586)	(3,523)
Share repurchase	(41)	—
Dividend reinvestment plan	289	292
Net cash provided by financing activities	16,754	88,536
Net (decrease) increase in cash and cash equivalents	(34,727)	43,765
Cash and cash equivalents at beginning of period	161,060	149,828
Cash and cash equivalents at end of period	$126,333	$193,593
Supplemental disclosure:
Cash paid during the period for:
Interest	$28,624	$26,956
Income taxes	413	4,383
Non-cash disclosures
Unrealized (loss) gain on available-for-sale securities, net of tax	(7,327)	4,404
Amortization of unrealized losses on securities from transfer of available-for-sale securities to held-to-maturity, net of tax	979	991
Fair value of assets acquired in Signature Bank of Georgia acquisition, excluding cash, cash equivalents, and goodwill	229,320	—
Fair value of liabilities acquired in Signature Bank of Georgia acquisition	230,282	—
Goodwill from Signature Bank of Georgia acquisition	14,762	—
Common stock issued for Signature Bank of Georgia acquisition	49,733	—
Cash paid to settle options and rounding for Signature Bank of Georgia acquisition	$5	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of First Community Corporation and its wholly owned subsidiary, First Community Bank (the “Bank”), collectively, (the “Company,” unless the context requires otherwise), state fairly, in all material respects, the Company’s financial position at September 30, 2026 and December 31, 2025, and the Company’s results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Significant accounting policies not previously presented in the Annual Report on Form 10-K for the year ended December 31, 2025

Acquired Loans

Acquired loans are accounted for at fair value as of the date of acquisition. For both purchased credit deteriorated loans and purchased seasoned loans, the gross-up method is used. Under this method, the loans are recorded at fair value and an increase to the allowance for credit losses – loans, is booked at the date of acquisition. The gross-up, or non-credit difference between fair value and unpaid principal balance at the acquisition date, is amortized or accreted to interest income over the life of the loan.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans. These amendments are intended to improve comparability and consistency in acquisition reporting for purchased loans. The amendments eliminate day-one current expected credit loss double counting, define purchased seasoned loans, expand the gross-up approach to include purchased seasoned loans, other than credit cards, clarify interest income recognition for purchased loans, and allow entities to measure expected credit losses using amortized cost rather than unpaid principal balance. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted, and the Company early-adopted these amendments effective January 1, 2026.

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

The goodwill arising from the acquisition reflects the Company’s increased market share and related synergies expected to result from combining the operations of First Community Bank and SGBG. Of the $14.8 million in goodwill arising from the acquisition, $5.8 million was assigned to the Government Guaranteed Lending segment and $9.0 million was assigned to the Commercial and Retail Banking segment. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill will not be amortized, and all goodwill will be tested for impairment at least annually. The Company does not anticipate that any of the goodwill will be tax-deductible. The fair value of the acquired identifiable intangible assets was $2.6 million, consisting primarily of a core deposit intangible.

During the measurement period, which may last up to twelve months following the Acquisition Date, the Company will continue to review information relating to facts and circumstances that existed as of the Acquisition Date and, if necessary, will adjust the preliminary fair value estimates of the acquired assets and liabilities. The Company expects that certain adjustments to the preliminary fair value estimates may be recorded after September 30, 2026, through the 12-month measurement period. No adjustments to the preliminary fair value estimates were made during the three or nine months ended September 30, 2026.

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

At the Acquisition Date, of the $195.7 million of loans acquired from SGBG, $17.9 million ($18.4 million in principal less $589,000 in non-credit discount) were accounted for as purchased credit deteriorated (“PCD”) loans. The remaining loans were accounted for as purchased seasoned (“PSL”) loans. The following tables provide a summary of PCD and PSL loans purchased as part of the SGBG acquisition as of the acquisition date:

Schedule of PCD and PSL Loans Purchased as part of Acquisition

(Dollars in thousands)	Purchased Credit Deteriorated Loans	Gross Purchased Seasoned Loans	Gross Total
January 8, 2026
Principal of loans acquired	$18,444	$176,375	$194,819
Allowance for credit losses at acquisition	(2,641)	(1,698)	(4,339)
Non-credit (discount) premium	(589)	1,487	898
Fair value of loans	$15,214	$176,164	$191,378

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

Deposits – The fair value for demand and savings deposits was the amount payable on demand at the Acquisition Date. The fair value for time deposits was valued by a third party using a discounted cash flow calculation that applied interest rates currently being offered to the contractual interest rates on such time deposits.

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

	Three months ended September 30,
(Dollars in thousands)	2026	2025
Net interest income	$20,284	$18,928
Net income	$8,158	$6,217

	Nine months ended September 30,
(Dollars in thousands)	2026	2025
Net interest income	$58,868	$53,591
Net income	$17,285	$16,314

Note 3 - Earnings Per Common Share

Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during the period, excluding non-vested restricted shares. Diluted earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during the period plus the maximum dilutive effect on common stock issuable upon exercise of stock options or vesting of restricted stock units. Stock options and unvested restricted stock units are considered common stock equivalents and are only included in the calculation of diluted earnings per common share if the effect is dilutive.

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Three months		Nine months
	Ended September 30,		Ended September 30,
(In thousands except average market price and per share data)	2026	2025	2026	2025
Numerator (Net income available to common shareholders)	$8,044	$5,192	$21,137	$14,375
Denominator
Weighted average common shares outstanding for:
Basic shares	9,368	7,668	9,317	7,660
Dilutive securities:
Deferred compensation	147	132	136	121
Diluted common shares outstanding	9,515	7,800	9,453	7,781
Earnings per common share:
Basic	0.86	0.68	2.27	1.88
Diluted	0.85	0.67	2.24	1.85
The average market price used in calculating assumed number of shares	$33.53	$26.45	$31.18	$24.63

Note 4 - Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below.

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2026
US Treasury securities	$15,873	$—	$(2,220)	$13,653
Government-Sponsored Enterprises	2,500	—	(348)	2,152
Mortgage-backed securities	318,739	10	(18,345)	300,404
Small Business Administration pools	6,539	14	(274)	6,279
State and local government	4,831	—	(665)	4,166
Corporate and other securities	2,768	—	(101)	2,667
Total	$351,250	$24	$(21,953)	$329,321

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2025
US Treasury securities	$25,804	$6	$(1,717)	$24,093
Government-Sponsored Enterprises	2,500	—	(244)	2,256
Mortgage-backed securities	262,096	693	(10,604)	252,185
Small Business Administration pools	8,858	17	(207)	8,668
Corporate and other securities	7,507	1	(601)	6,907
Total	$306,765	$717	$(13,373)	$294,109

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost Net of Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Mortgage-backed securities	$87,010	$—	$(8,049)	$78,961
State and local government	96,473	1	(6,828)	89,646
Total	$183,483	$1	$(14,877)	$168,607

(Dollars in thousands)	Amortized Cost Net of Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Mortgage-backed securities	$93,066	—	(4,913)	88,153
State and local government	102,050	139	(1,779)	100,410
Total	$195,116	139	(6,692)	188,563

There were no gross realized gains or gross realized losses from the sale of available-for-sale investment securities during the three or nine months ended September 30, 2026 and 2025, respectively.

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

Changes in the allowance for credit loss are recorded as provision for or (release of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2026 and December 31, 2025, there was no allowance for credit loss related to the available-for-sale securities portfolio.

The following tables show gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of September 30, 2026.

September 30, 2026	Less than 12 months		12 months or more		Total
Available-for-sale securities:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
US Treasury securities	$—	$—	$13,653	$2,220	$13,653	$2,220
Government-Sponsored Enterprises	—	—	2,152	348	2,152	348
Mortgage-backed securities	128,703	5,206	163,442	13,139	292,145	18,345
Small Business Administration pools	80	—	4,620	274	4,700	274
State and local government	4,166	665	—	—	4,166	665
Corporate and other securities	—	—	899	101	899	101
Total	$132,949	$5,871	$184,766	$16,082	$317,715	$21,953

The following table shows gross unrealized losses and fair values of available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of December 31, 2025.

December 31, 2025	Less than 12 months		12 months or more		Total
Available-for-sale securities:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
US Treasury securities	$—	$—	14,134	1,717	14,134	1,717
Government-Sponsored Enterprises	—	—	2,256	244	2,256	244
Mortgage-backed securities	454		189,625	10,604	190,079	10,604
Small Business Administration pools	317	3	6,342	204	6,659	207
Corporate and other securities	—	—	6,893	601	6,893	601
Total	$771	$3	219,250	13,370	220,021	13,373

The following table shows a roll forward of the allowance for credit losses on held-to-maturity securities for the three and nine months ended September 30, 2026 and 2025.

Three Months
Ended
(Dollars in thousands)	September 30, 2026
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, June 30, 2026	$14
Release of allowance for credit losses	(1)
Ending balance, September 30, 2026	$13

Three Months
Ended
(Dollars in thousands)	September 30, 2025
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, June 30, 2025	$19
Release of allowance for credit losses	—
Ending balance, September 30, 2025	$19

Nine months
Ended
(Dollars in thousands)	September 30, 2026
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2025	$19
Release of allowance for credit losses	(6)
Ending balance, September 30, 2026	$13

Nine months
Ended
(Dollars in thousands)	September 30, 2025
Allowance for Credit Losses on Held-to-Maturity Securities:
State and local government
Beginning balance, December 31, 2024	$23
Release of allowance for credit losses	(4)
Ending balance, September 30, 2025	$19

At September 30, 2026, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as non-accrual at September 30, 2026.

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

All the mortgage-backed securities (“MBS”) held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded on held-to-maturity MBS as of September 30, 2026 and December 31, 2025. The state and local government securities held by the Company are highly rated by major rating agencies.

The Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings (Moody’s) on a quarterly basis. In the event that Moody’s does not provide a rating, the comparable S&P rating is used and converted to a Moody’s rating. The following table summarizes the amortized cost of debt securities held to maturity at September 30, 2026 and December 31, 2025, aggregated by credit quality indicators.

	As of	As of
(Dollars in thousands)	September 30, 2026	December 31, 2025
Rating:
Aaa	$130,725	$139,211
Aa1/Aa2/Aa3	49,514	50,343
A1/A2	3,257	5,581
Less: Allowance for Credit Losses on Held-to-Maturity Securities	(13)	(19)
Total	$183,483	$195,116

The following tables show the amortized cost and fair value of investment securities at September 30, 2026 by expected maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

	Available-for-sale
September 30, 2026	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$16	$16
Due after one year through five years	27,023	24,253
Due after five years through ten years	34,206	32,084
Due after ten years	290,005	272,968
Total	$351,250	$329,321

	Held-To-Maturity
September 30, 2026	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$233	$233
Due after one year through five years	69,197	66,276
Due after five years through ten years	50,494	46,636
Due after ten years	63,572	55,475
Allowance for Credit Losses on Held-to-Maturity Securities	(13)	(13)
Total	$183,483	$168,607

Note 5 - Loans

The following table summarizes the composition of our loan portfolio. Total loans are recorded net of deferred loan fees and costs, which totaled $2.4 million and $2.3 million as of September 30, 2026 and December 31, 2025, respectively.

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Commercial	$113,394	$91,930
Real estate:
Construction	194,597	152,077
Mortgage-residential	134,231	130,476
Mortgage-commercial	1,078,469	863,422
Consumer:
Home equity	64,746	53,693
Other	24,989	19,421
Total loans, net of deferred loan fees and costs	$1,610,426	$1,311,019

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2026 and charge-offs for the three months ended September 30, 2026:

	Term Loans by year of Origination
($ in thousands)	2022	2023	2024	2025	2026	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Pass	$3,437	$4,323	$9,542	$14,481	$15,371	$23,095	$41,571	$347	$112,167
Special mention	—	145	809	—	—	139	—	—	1,093
Substandard	—	—	—	—	—	89	45	—	134
Total commercial	3,437	4,468	10,351	14,481	15,371	23,323	41,616	347	113,394

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate construction
Pass	28,280	16,851	37,004	41,401	26,690	5,768	33,930	—	189,924
Special mention	—	1,501	—	—	—	—	—	—	1,501
Substandard	—	—	798	—	—	2,374	—	—	3,172
Total real estate construction	28,280	18,352	37,802	41,401	26,690	8,142	33,930	—	194,597

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-residential
Pass	25,932	43,383	16,507	10,764	5,466	18,041	888	11,245	132,226
Special mention	45	462	626	—	—	335	—	—	1,468
Substandard	347	—	—	—	—	190	—	—	537
Total real estate mortgage-residential	26,324	43,845	17,133	10,764	5,466	18,566	888	11,245	134,231

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Real estate mortgage-commercial
Pass	183,265	137,602	101,504	161,471	144,860	315,665	29,961	551	1,074,879
Special mention	218	—	—	—	334	1,129	—	—	1,681
Substandard	—	—	350	—	—	1,559	—	—	1,909
Total real estate mortgage-commercial	183,483	137,602	101,854	161,471	145,194	318,353	29,961	551	1,078,469

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - home equity
Pass	—	—	—	—	—	—	64,597	—	64,597
Special mention	—	—	—	—	—	—	144	—	144
Substandard	—	—	—	—	—	—	5	—	5
Total consumer - home equity	—	—	—	—	—	—	64,746	—	64,746

Current period gross write-offs	—	—	—	—	—	—	—	—	—

Consumer - other
Pass	138	555	1,225	1,641	3,445	860	17,011	—	24,875
Substandard	—	—	—	114	—	—	—	—	114
Total consumer - other	138	555	1,225	1,755	3,445	860	17,011	—	24,989

Current period gross write-offs	—	—	—	—	—	—	25	—	25
17

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2025 and charge-offs for the three months ended December 31, 2025:

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

The detailed activity in the allowance for credit losses and the recorded investment in loans receivable for the three and nine months ended September 30, 2026 and September 30, 2025, is shown below:

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at June 30, 2026	$1,686	$4,096	$1,611	$9,873	$853	$396	$18,515
Charge-offs	—	—	—	—	—	(25)	(25)
Recoveries	1	1	—	7	1	7	17
Provision for (release of) credit losses	86	44	122	(83)	(61)	88	196
Balance at September 30, 2026	$1,773	$4,141	$1,733	$9,797	$793	$466	$18,703

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at December 31, 2025	$1,050	$1,654	$1,720	$8,349	$706	$327	$13,806
Day 1 acquisition adjustment	573	2,306	51	1,370	39	—	4,339
Charge-offs	(4)	—	—	—	—	(68)	(72)
Recoveries	3	2	—	12	4	16	37
Provision for (release of) credit losses	151	179	(38)	66	44	191	593
Balance at September 30, 2026	$1,773	$4,141	$1,733	$9,797	$793	$466	$18,703

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at June 30, 2025	$1,012	$1,700	$1,706	$7,923	$645	$344	$13,330
Charge-offs	—	—	—	—	—	(51)	(51)
Recoveries	1	1	—	8	2	26	38
Provision for (release of) credit losses	44	(97)	78	170	33	(67)	161
Balance at September 30, 2025	$1,057	$1,604	$1,784	$8,101	$680	$252	$13,478

($ in thousands)	Commercial	Real Estate Construction	Real Estate Mortgage Residential	Real Estate Mortgage Commercial	Consumer Home Equity	Consumer Other	Total Loans
Balance at December 31, 2024	$994	$1,675	$1,639	$7,974	$568	$285	$13,135
Charge-offs	—	—	—	—	—	(83)	(83)
Recoveries	9	2	—	15	7	37	70
Provision for (release of) credit losses	54	(73)	145	112	105	13	356
Balance at September 30, 2025	$1,057	$1,604	$1,784	$8,101	$680	$252	$13,478

There were four loans modified for borrowers experiencing financial difficulty during the nine months ended September 30, 2026, and eight loans modified for borrowers experiencing financial difficulty during the same period ended September 30, 2025.

The following table shows the amortized cost basis as of September 30, 2026 of the loans modified for borrowers experiencing financial difficulty segregated by loan category and describes the financial effect of the modification made for a borrower experiencing financial difficulty.

	September 30, 2026
(Dollars in thousands)	Amortized cost basis	% of Total Loan Type	Financial effect
Real Estate Mortgage Commercial	$1,484	0.14%	Interest only period extended instead of converting to principal and interest payments
Real Estate Mortgage Residential	189	0.14%	Deferred interest payments added to principal balance, re-amortized loan
Real Estate Construction	787	0.40%	Interest only period extended instead of converting to principal and interest payments
Total Loans	$2,460	0.15%

The following table depicts the performance of loans that have been modified in the last 12 months.

(Dollars in thousands)		30-89 Days	Greater than 90 Days
September 30, 2026	Current	Past Due	Past Due	Nonaccrual
Real Estate Mortgage Commercial	$1,484	$—	$—	$—
Real Estate Mortgage Residential	—	—	—	189
Real Estate Construction	787	—	—	—
Total Loans	$2,271	$—	$—	$189

The following tables are by loan category and present loans past due and on non-accrual status as of September 30, 2026 and December 31, 2025.

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
September 30, 2026	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$164	$145	$—	$102	$411	$112,983	$113,394
Real estate:
Construction	—	557	—	—	557	194,040	194,597
Mortgage-residential	21	1,543	616	189	2,369	131,862	134,231
Mortgage-commercial	1,165	—	—	—	1,165	1,077,304	1,078,469
Consumer:
Home equity	201	—	—	—	201	64,545	64,746
Other	9	—	—	—	9	24,980	24,989
	$1,560	$2,245	$616	$291	$4,712	$1,605,714	$1,610,426

			Greater than
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2025	Past Due	Past Due	Accruing	Non-accrual	Past Due	Current	Total Loans
Commercial	$—	$20	$—	$—	$20	$91,910	$91,930
Real estate:
Construction	—	—	—	—	—	152,077	152,077
Mortgage-residential	756	—	—	201	957	129,519	130,476
Mortgage-commercial	56	—	—	—	56	863,366	863,422
Consumer:			—	—	—	—	—
Home equity	65	—	—	1	66	53,627	53,693
Other	37	—	2	—	39	19,382	19,421
	$914	$20	$2	$202	$1,138	$1,309,881	$1,311,019

The following table is a summary of the Company’s non-accrual loans by major categories for the periods indicated.

	September 30, 2026
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$102	$102
Real estate:
Construction	—	—	—
Mortgage-residential	—	189	189
Mortgage-commercial	—	—	—
Consumer:
Home equity	—	—	—
Other	—	—	—
Total	$—	$291	$291

	December 31, 2025
(Dollars in thousands)	Non-accrual Loans with No Allowance	Non-accrual Loans with an Allowance	Total Non-accrual Loans
Commercial	$—	$—	$—
Real estate:
Construction	—	—	—
Mortgage-residential	—	201	201
Mortgage-commercial	—	—	—
Consumer:
Home equity	—	1	1
Other	—	—	—
Total	$—	$202	$202

The Company recognized $6,000 and $17,000 of interest income on non-accrual loans during the three and nine months ended September 30, 2026, and the Company recognized $8,700 and $26,100 of interest income on non-accrual loans during the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2026 and 2025, less than $1,000 of accrued interest was written off by reversing interest income.

The following table shows the collateral dependent loans that were individually evaluated at September 30, 2026.

(Dollars in thousands)	Amortized Cost Of	Related Allowance of	Amortized Cost with
September 30, 2026	Collateral Dependent Loans	Collateral Dependent Loans	No Related Allowance
Commercial	$360	$284	$—
Real Estate:
Real Estate Commercial	6	6	—
Real Estate Construction	2,375	2,023	—
Real Estate Residential	13	13	—
Total Loans	$2,754	$2,326	$—

There were no collateral dependent loans that were individually evaluated at December 31, 2025.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments is classified on the balance sheet within Other Liabilities and was $608,000 and $531,000 at September 30, 2026 and December 31, 2025, respectively.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and nine months ended September 30, 2026 and September 30, 2025.

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, June 30, 2026	$609
Release of allowance for unfunded commitments	(1)
Balance, September 30, 2026	$608

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2025	$531
Acquisition adjustments	152
Release of allowance for unfunded commitments	(75)
Balance, September 30, 2026	$608

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, June 30, 2025	$490
Provision for unfunded commitments	39
Balance, September 30, 2025	$529

(Dollars in thousands)	Total Allowance for Credit Losses - Unfunded Commitments
Balance, December 31, 2024	$480
Provision for unfunded commitments	49
Balance, September 30, 2025	$529

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

Investment Securities—Measurement is on a recurring basis based upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, or by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities issued both by government-sponsored enterprises and private label mortgage-backed securities. Generally, these fair values are priced from established pricing models. Level 3 securities include corporate debt obligations and asset–backed securities that are less liquid or for which there is an inactive market.

Other investments, at cost—The carrying value of other investments, such as FHLB stock, approximates fair value based on redemption provisions.

Loans Held-for-Sale—The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor are carried in the Company’s loans held-for-sale portfolio. These loans are fixed rate residential loans that were originated in the Company’s name and closed. Virtually all of these loans have commitments to be purchased by investors at a locked-in price with the investors on the same day that the loan was locked in with the Company’s customers. Therefore, these loans present very little market risk for the Company and are classified as Level 2. The carrying amount of these loans approximates fair value.

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

Deposits—The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities. Deposits are classified as Level 2.

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

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash, interest-bearing deposits in other banks, and fed funds sold	$126,333	$126,333	$126,333	$—	$—
Available-for-sale securities	329,321	329,321	—	329,321	—
Held-to-maturity securities, net of allowance for credit losses - investments	183,483	168,607	—	168,607	—
Other investments, at cost	3,213	3,213	—	—	3,213
Loans held-for-sale	4,781	4,781	—	4,781	—
Derivative financial instruments	2,257	2,257	—	2,257	—
Net loans receivable	1,591,723	1,555,047	—	—	1,555,047
Accrued interest receivable	6,519	6,519	6,519	—	—
Financial liabilities:
Non-interest bearing demand	$534,118	$534,118	$—	$534,118	$—
Interest bearing demand deposits and money market accounts	1,029,617	1,029,617	—	1,029,617	—
Savings	103,103	103,103	—	103,103	—
Time deposits	337,676	336,806	—	336,806	—
Total deposits	2,004,514	2,003,644	—	2,003,644	—
Securities sold under agreements to repurchase	101,469	101,469	—	101,469	—
Junior subordinated debentures	14,964	14,213	—	14,213	—
Accrued interest payable	3,905	3,905	3,905	—	—
24

	December 31, 2025
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash, interest-bearing deposits in other banks, and fed funds sold	$161,060	$161,060	$161,060	$—	$—
Available-for-sale securities	294,109	294,109	—	294,109	—
Held-to-maturity securities	195,116	188,563	—	188,563	—
Other investments, at cost	2,942	2,942	—	—	2,942
Loans held-for-sale	10,737	10,737	—	10,737	—
Derivative financial instruments	17	17	—	17	—
Net loans receivable	1,297,213	1,271,551	—	—	1,271,551
Accrued interest receivable	6,247	6,247	6,247	—	—
Financial liabilities:
Non-interest bearing demand	$467,265	$467,265	$—	$467,265	$—
Interest bearing demand deposits and money market accounts	837,711	837,711	—	837,711	—
Savings	102,768	102,768	—	102,768	—
Time deposits	341,800	336,205	—	336,205	—
Total deposits	1,749,544	1,743,949	—	1,743,949	—
Short term borrowings	107,189	107,189		107,189
Derivative financial instruments	36	36	—	36	—
Junior subordinated debentures	14,964	13,445	—	13,445	—
Accrued interest payable	3,416	3,416	3,416	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2026 and December 31, 2025 that are measured on a recurring basis.

(Dollars in thousands)	September 30, 2026
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury securities	$13,653	$—	$13,653	$—
Government-Sponsored Enterprises	2,152	—	2,152	—
Mortgage-backed securities	300,404	—	300,404	—
Small Business Administration pools	6,279	—	6,279	—
Corporate and other securities	2,667	—	2,667	—
State and local government	4,166	—	4,166	—
Total Available-for-sale securities	329,321	—	329,321	—
Derivative financial instruments	2,257	—	2,257	—
Loans held-for-sale	4,781	—	4,781	—
Total	$336,359	$—	$336,359	$—

(Dollars in thousands)	December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Available- for-sale securities
US Treasury securities	$24,093	$—	$24,093	$—
Government-Sponsored Enterprises	2,256	—	2,256	—
Mortgage-backed securities	252,185	—	252,185	—
Small Business Administration pools	8,668	—	8,668	—
Corporate and other securities	6,907	—	6,907	—
Total Available-for-sale securities	294,109	—	294,109	—
Derivative financial instruments	17	—	17	—
Loans held-for-sale	10,737	—	10,737	—
Total	$304,863	$—	$304,863	$—

There were no liabilities carried at fair value as of September 30, 2026 that are measured on a recurring basis. The following table summarizes quantitative disclosures about the fair value for each category of liabilities carried at fair value as of December 31, 2025 that are measured on a recurring basis.

(Dollars in thousands)	December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Derivative financial instruments	$36	$—	$36	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2026 and December 31, 2025 that are measured on a non-recurring basis. There were no Level 3 financial instruments as of September 30, 2026 and December 31, 2025 measured on a recurring basis.

(Dollars in thousands)	September 30, 2026
Description	Total	Level 1	Level 2	Level 3
Other real estate owned	$83	—	—	$83
Collateral dependent loans	428	—	—	428
Total	$511	—	—	$511

(Dollars in thousands)	December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Other real estate owned	$168	—	—	$168

The Company has a large percentage of loans with real estate serving as collateral. Loans to borrowers which are experiencing financial difficulty are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. There were five such loans at September 30, 2026 and no such loans at December 31, 2025. Third-party appraisals are generally obtained when management determines that the borrower is experiencing financial difficulty or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral against independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of September 30, 2026	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$83	Appraisal Value/Comparison Sales/Other estimates	Appraisals and/or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Collateral dependent loans	$428	Appraisal Value/Comparison Sales/Other estimates	Appraisals and/or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2025	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$168	Appraisal Value/Comparison Sales/Other estimates	Appraisals and/or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7 - Deposits

The Company’s total deposits are comprised of the following amounts at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Non-interest bearing demand deposits	$534,118	$467,265
Interest bearing demand deposits and money market accounts	1,029,617	837,711
Savings	103,103	102,768
Time deposits	337,676	341,800
Total deposits	$2,004,514	$1,749,544

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

The following tables present selected financial information for the Company’s reportable business segments for the three and nine months ended September 30, 2026 and September 30, 2025.

(Dollars in thousands)	Commercial		Investment	Government
Three months ended September 30, 2026	and Retail	Mortgage	Advisory and	Guaranteed
	Banking	Banking	Non-Deposit	Lending	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$26,306	$2,387	$—	$1,306	$2,219	$(2,211)	$30,007
Interest expense	8,477	713	—	328	251	—	9,769
Net interest income	$17,829	$1,674	$—	$978	$1,968	$(2,211)	$20,238
Provision for credit losses	168	25	—	—	—	—	193
Noninterest income	1,438	614	2,605	1,331	—	—	5,988
Salaries and employee benefits	6,629	852	1,274	601	238	—	9,594
Other noninterest expense	5,041	266	198	202	329	—	6,036
Total noninterest expense	11,670	1,118	1,472	803	567	—	15,630
Net income before taxes	$7,429	$1,145	$1,133	$1,506	$1,401	$(2,211)	$10,403
Income tax provision (benefit)	2,529	—	—	—	(170)	—	2,359
Net income	$4,900	$1,145	$1,133	$1,506	$1,571	$(2,211)	$8,044
27

(Dollars in thousands)	Commercial		Investment	Government
Three months ended September 30, 2025	and Retail	Mortgage	Advisory and	Guaranteed
	Banking	Banking	Non-Deposit	Lending	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$22,347	$2,370	$—	$—	$2,050	$(1,865)	$24,902
Interest expense	7,897	738	—	—	273	—	8,908
Net interest income	$14,450	$1,632	$—	$—	$1,777	$(1,865)	$15,994
Provision for credit losses	131	70	—	—	—	—	201
Noninterest income	1,673	934	1,862	—	—	—	4,469
Salaries and employee benefits	5,978	914	964	—	203	—	8,059
Other noninterest expense	4,853	264	164	—	334	—	5,615
Total noninterest expense	10,831	1,178	1,128	—	537	—	13,674
Net income before taxes	$5,161	$1,318	$734	$—	$1,240	$(1,865)	$6,588
Income tax provision (benefit)	1,528	—	—	—	(132)		1,396
Net income	$3,633	$1,318	$734	$—	$1,372	$(1,865)	$5,192

(Dollars in thousands)	Commercial		Investment	Government
Nine months ended September 30, 2026	and Retail	Mortgage	Advisory and	Guaranteed
	Banking	Banking	Non-Deposit	Lending	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$76,352	$7,311	$—	$3,535	$6,469	$(6,446)	$87,221
Interest expense	25,305	2,170	—	897	741	—	29,113
Net interest income	$51,047	$5,141	$—	$2,638	$5,728	$(6,446)	$58,108
Provision for (release of) credit losses	542	(30)	—	—	—	—	512
Noninterest income	5,250	2,365	7,162	1,638	—	—	16,415
Salaries and employee benefits	19,801	2,693	3,639	1,751	716	—	28,600
Other noninterest expense	16,613	780	569	398	974	—	19,334
Total noninterest expense	36,414	3,473	4,208	2,149	1,690	—	47,934
Net income before taxes	$19,341	$4,063	$2,954	$2,127	$4,038	$(6,446)	$26,077
Income tax provision (benefit)	5,512	—	—	—	(572)	—	4,940
Net income	$13,829	$4,063	$2,954	$2,127	$4,610	$(6,446)	$21,137

(Dollars in thousands)	Commercial		Investment	Government
Nine months ended September 30, 2025	and Retail	Mortgage	Advisory and	Guaranteed
	Banking	Banking	Non-Deposit	Lending	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$65,285	$6,671	$—	$—	$5,283	$(5,082)	$72,157
Interest expense	23,535	2,103	—	—	811	—	26,449
Net interest income	$41,750	$4,568	$—	$—	$4,472	$(5,082)	$45,708
Provision for credit losses	234	167	—	—	—	—	401
Noninterest income	4,666	2,572	5,419	—	—	—	12,657
Salaries and employee benefits	17,565	2,686	2,890	—	635	—	23,776
Other noninterest expense	13,512	765	508	—	950	—	15,735
Total noninterest expense	31,077	3,451	3,398	—	1,585	—	39,511
Net income before taxes	$15,105	$3,522	$2,021	$—	$2,887	$(5,082)	$18,453
Income tax provision (benefit)	4,575	—	—	—	(497)	—	4,078
Net income	$10,530	$3,522	$2,021	$—	$3,384	$(5,082)	$14,375
28

The table below presents total assets for the Company’s reportable business segments as of September 30, 2026 and December 31, 2025.

	Commercial		Investment	Government
	and Retail	Mortgage	Advisory and	Guaranteed
(Dollars in thousands)	Banking	Banking	Non-Deposit	Lending	Corporate	Eliminations	Consolidated
Total Assets as of September 30, 2026	$2,379,514	$153,331	$16	$72,822	$7,920	$(250,307)	$2,363,296
Total Assets as of December 31, 2025	$1,895,061	$161,291	$22	$—	$201,180	$(199,822)	$2,057,732

Note 9 - Leases

At September 30, 2026, the Company had operating leases for four facilities, compared to three facilities at December 31, 2025. All leases commenced prior to 2025, other than the additional lease assumed in connection with the acquisition of SGBG in 2026. The four leases have maturities ranging from May 2027 to December 2038. The following tables present information about the Company’s leases:

Schedule of Lease Information

(Dollars in thousands)	September 30, 2026	December 31, 2025
Right-of-use assets	$2,123	$2,192
Lease liabilities	$2,308	$2,373
Weighted average remaining lease term	9.85 years	10.74 years
Weighted average discount rate	4.24%	4.24%

	Three Months Ended September 30,		Nine months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Operating lease cost	$155	$97	$446	$292
Cash paid for amounts included in the measurement of lease liabilities	$155	$94	$442	$282

The following table shows future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2026.

(Dollars in thousands)
Year	Operating Leases
2026	$156
2027	459
2028	303
2029	178
2030	181
Thereafter	1,586
Total undiscounted lease payments	$2,863
Less effect of discounting	(555)
Present value of estimated lease payments (lease liability)	$2,308

Note 10 - Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss net of tax, for the nine months ended September 30, 2026 and 2025.

September 30, 2026 (Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Investment Hedge	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(9,998)	$(8,369)	$(34)	$(18,401)
Other comprehensive (loss) income	(7,327)	—	1,816	(5,511)
Amortization of unrealized loss on securities transferred to held-to-maturity	—	979	—	979
Net other comprehensive (loss) income during period	(7,327)	979	1,816	(4,532)
Balance at September 30, 2026	$(17,325)	$(7,390)	$1,782	$(22,933)

September 30, 2025 (Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Investment Hedge	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(15,765)	$(9,694)	$—	$(25,459)
Other comprehensive income (loss)	4,404	—	(109)	4,295
Amortization of unrealized loss on securities transferred to held-to-maturity	—	991	—	991
Net other comprehensive income during period	4,404	991	(109)	5,286
Balance at September 30, 2025	$(11,361)	$(8,703)	$(109)	$(20,173)

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

On October 21, 2026, our Board of Directors declared a cash dividend of $0.17 per share of common stock payable on November 17, 2026, to shareholders of record as of November 3, 2026.

Management has reviewed events occurring after September 30, 2026, and has determined that no other subsequent events occurred requiring accrual or disclosure that have not already been reflected in these unaudited consolidated financial statements or the footnotes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company, including statements regarding the anticipated timing and benefits of leadership transitions, consulting arrangements with former executives, and the expected roles and responsibilities of the company’s executive officers. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” “positions,” “forward,” “future,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2026, and in subsequent filings we make with the SEC, and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market, such as increased vacancy rates, declining property values, refinancing risk as loans mature, or borrower distress, particularly in the office sector;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for credit losses and the amount of credit loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses, write-down assets, or take other actions;
•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•	reduced earnings due to higher credit impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries including nontraditional financial technology (“FinTech”) and providers of digital assets and payment stablecoins;
•	changes in the interest rate environment, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets, and that could reduce anticipated or actual margins; temporarily reduce the market value of our available-for-sale investment securities and temporarily reduce accumulated other comprehensive income or increase accumulated other comprehensive loss, which temporarily could reduce shareholders’ equity;
•	enterprise risk management may not be effective in mitigating risk and reducing the potential for losses;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation, including the impact of inflation on us, including a decrease in demand for new mortgage loan and commercial real estate loan originations and refinancings, an increase in competition for deposits, and an increase in non-interest expense, which may have an adverse impact on our financial performance;
•	changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;
•	FDIC assessment which has increased, and may continue to increase, our cost of doing business;
•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third-party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

•	changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, and returns available to customers on alternative investments;
•	changes in technology, including the increasing use of artificial intelligence and the risk from the use of artificial intelligence by threat actors;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies, including potential changes in tax laws and regulations;
•	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	our use of brokered deposits may be an unstable and/or an expensive deposit source to fund earning asset growth;
•	our ability to obtain brokered deposits as an additional funding source could be limited;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	risks related to the completed SGBG merger, including the diversion of management’s time and attention to integration matters, unexpected integration costs, deposit or customer attrition, employee retention and business disruption, difficulties integrating systems, operations, controls and personnel, and the possibility that expected revenues, cost savings, synergies and other anticipated benefits of the merger may not be realized when expected or at all;
•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics; war, terrorism or other geopolitical conflicts or instability, including the war in Ukraine, ongoing conflicts in the Middle East, including hostilities involving Iran, Israel, and the United States, political and economic instability and military and diplomatic developments involving Venezuela, and tensions between China and Taiwan; disruptions in our customers’ supply chains or transportation networks; disruptions to global energy markets or critical shipping routes; essential utility outages; changes in trade policy, trade disputes and related tariffs; government shutdowns; and disruptions caused by widespread cybersecurity incidents;
•	disruptions due to flooding, severe weather or other natural disasters;
•	risks associated with leadership transitions, including the ability to retain key employees, maintain client relationships, and successfully integrate new executive responsibilities; and
•	other risks and uncertainties described under “Risk Factors” below.

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

Overview

The following discussion describes our results of operations for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, and analyzes our financial condition as of September 30, 2026 as compared to December 31, 2025. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb our estimate of expected credit losses on existing loans that may become uncollectible. We establish and maintain this allowance by recording a provision for or release of credit losses against our earnings. In the following section, we have included a detailed discussion of this process.

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

Known Trends and Uncertainties.

Net interest margin, on a tax equivalent basis, expanded to 3.59% for the three months ended September 30, 2026 from 3.27% for the same period in 2025, driven primarily by higher loan yields and a shift in our earning asset mix toward loans and reductions in our costs of deposits and funds. Future changes in market interest rates, including any further changes in the target range for the federal funds rate, competition for deposits, and the pace of loan repricing could affect our ability to sustain this margin. Credit quality metrics remained favorable, with non-performing assets of 0.04% of total assets at September 30, 2026; however, substandard loans increased to $5.9 million or 0.37% of total loans at September 30, 2026 from $1.5 million or 0.10% of total loans at December 31, 2025, and our non-owner occupied commercial real estate loans represented approximately 305% of total risk-based capital. In addition, unrealized losses on our available-for-sale securities portfolio increased during the third quarter of 2026 as market interest rates rose, which increased accumulated other comprehensive loss.

We are also in the process of completing a planned leadership transition at the Bank, which takes effect January 1, 2027, as described below under “Leadership Transition.” These factors, as well as the other risks described under “Cautionary Statement Regarding Forward-Looking Statements” above and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, may cause our future results to differ from those reported for the periods presented.

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

Leadership Transition

On July 22, 2026, the Company and the Bank announced a planned management succession and leadership transition, pursuant to which J. Ted Nissen will retire from his executive officer and director positions with the Company and the Bank, effective December 31, 2026, and, effective January 1, 2027, Vaughan R. Dozier, Jr. will become Chief Executive Officer of the Bank and Joseph A. “Drew” Painter will become President of the Bank. Michael C. Crapps will continue to serve as President and Chief Executive Officer of the Company.

On October 5, 2026, the Bank and the Company entered into amendments (together, the “Employment Agreement Amendments”) to the existing employment agreements between the Bank and each of Mr. Dozier and Mr. Painter, each effective as of January 1, 2024. The Employment Agreement Amendments, which are effective as of January 1, 2027, were entered into as part of the Bank’s succession plan and reflect Mr. Dozier’s appointment as Chief Executive Officer of the Bank and Mr. Painter’s appointment as President of the Bank. Under the Employment Agreement Amendments, each executive will serve as a director of the Company and the Bank. Mr. Dozier will receive an annual base salary of $380,000, and Mr. Painter will receive an annual base salary of $345,000, each subject to annual review by the Board. Each executive will also be reimbursed for up to $2,500 per year in country club or fitness club dues.

If the Bank terminates the executive’s employment without cause, the executive will receive severance such that two months’ salary is paid on the 60th day after termination, and the rest is paid monthly over the next 22 months. The executive will also receive any bonus earned through the date of termination, prorated where performance-based. If the executive has a qualifying termination in connection with a change in control, he will receive a lump sum equal to three times his then-current annual base salary. He will also receive a lump-sum cash payment equal to the greater of (i) the bonus earned through the date of termination or (ii) his average annual bonus over the prior three years, prorated through the date of termination, in each case less any bonus previously paid for that year. Each executive will be deemed to have resigned as a director of the Company and the Bank when his employment ends. The Employment Agreement Amendments also revise the non-solicitation of customers and personnel provisions to apply during employment and for 24 months thereafter, and the non-competition provision to apply during employment and for 24 months following a termination of the agreement, except that the non-competition provision does not apply following a change in control.

The foregoing description of the Employment Agreement Amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreement Amendments, copies of which are filed as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

On September 30, 2026, the Bank and the Company entered into a Consulting Agreement with Mr. Nissen (the “Consulting Agreement”), effective as of January 1, 2027. Under the Consulting Agreement, Mr. Nissen will serve as an independent contractor and outside consultant to support the Bank’s and the Company’s leadership teams as they transition to new roles and responsibilities and to provide continuity and advice regarding the achievement of the Bank’s and the Company’s strategic goals. Mr. Nissen will report to the Chief Executive Officer of the Bank and will work in collaboration with the President and Chief Executive Officer of the Company. Mr. Nissen is expected to devote as much time as needed to the performance of services from January 1, 2027 through March 31, 2027, and sixteen hours or less per week on average from April 1, 2027 through December 31, 2027.

Additional information regarding this management succession and leadership transition, and the Consulting Agreement, is set forth in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 22, 2026 and October 2, 2026.

On August 19, 2026, the Company and the Bank announced that Freddie Deutsch has notified the Company and the Bank of his decision to retire from his position as Director of Specialty Business Lending of the Bank, effective January 15, 2027 (the “Retirement Date”). Mr. Deutsch will also retire from the boards of directors of the Company and the Bank, effective as of the Retirement Date. In connection with his retirement, the Company, the Bank and Mr. Deutsch entered into a letter amendment to Mr. Deutsch’s employment agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2026 and is incorporated by reference as Exhibit 10.4 to this Quarterly Report. Additional information regarding this retirement and the letter amendment is set forth in that Current Report on Form 8-K.

On September 15, 2026, the boards of directors of the Company and the Bank approved the appointment of Terrance Ford and Shell K. Berry as directors of the Company and the Bank, effective October 1, 2026. Additional information regarding these appointments is set forth in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on September 16, 2026 and October 1, 2026.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our unaudited consolidated financial statements as of September 30, 2026 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 16, 2026.

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

Comparison of Results of Operations for the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

Net Income

Our net income for the three months ended September 30, 2026 increased $2.9 million to $8.0 million, or $0.85 diluted earnings per common share, as compared to $5.2 million, or $0.67 diluted earnings per common share, for the three months ended September 30, 2025. The increase in net income between the two periods is primarily due to a $4.2 million increase in net interest income, an $8,000 decline in provision for credit losses and a $1.5 million increase in non-interest income, partially offset by a $2.0 million increase in non-interest expense and a $963,000 increase in income tax expense.

•	The $4.2 million increase in net interest income results from a $300.9 million increase in average earning assets, driven by our acquisition of SGBG and organic loan growth, combined with a 32 basis point increase in net interest margin between the two periods.

•	The $193,000 provision for credit losses during the three months ended September 30, 2026 was primarily due to a $196,000 provision for credit losses on loans, partially offset by a $2,000 release of the allowance for credit losses – unfunded commitments and a $1,000 release of the allowance for credit losses – held-to-maturity securities. These changes in the allowance for credit losses – loans were driven by increases in our loans due to the SGBG acquisition, while the changes in the allowance for credit losses – unfunded commitments were driven by decreases in our unfunded commitments. During the three months ended September 30, 2026, the Company recorded net charge-offs of $7,000.

•	The $1.5 million increase in non-interest income was primarily related to increases of $743,000 in investment advisory fees and non-deposit commissions, $534,000 in government guaranteed lending, and $570,000 in other non-recurring non-interest income, partially offset by declines of $27,000 in deposit service charges and $320,000 in mortgage banking income. The government guaranteed lending income came from a new segment, government guaranteed lending, acquired from SGBG.

•	The $2.0 million increase in non-interest expense is primarily due to increases of $1.5 million in salaries and employee benefits, $137,000 in occupancy, $78,000 in other real estate expense, $65,000 in amortization of intangibles, and $634,000 in other non-interest expense, partially offset by declines of $23,000 in marketing and public relations and $471,000 in merger expenses.

•	Our effective tax rate was 22.68% during the three months ended September 30, 2026 compared to 21.19% during the three months ended September 30, 2025. Our tax rate was lower during the three months ended September 30, 2025, we purchased state income tax credits which resulted in an income tax benefit of $120,000.
35

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

Net interest income increased $4.2 million, or 26.5%, to $20.2 million for the three months ended September 30, 2026 from $16.0 million for the three months ended September 30, 2025. Our net interest margin improved 32 basis points to 3.58% during the three months ended September 30, 2026 compared to 3.26% during the three months ended September 30, 2025. Our net interest margin, on a taxable equivalent basis, was 3.59% for the three months ended September 30, 2026 compared to 3.27% for the three months ended September 30, 2025. Average earning assets were $2.2 billion for the three months ended September 30, 2026 and $1.9 billion in the same period of 2025.

•	The $4.2 million increase in net interest income results from a $300.9 million increase in average earning assets, driven both by our acquisition of approximately $195.7 million in loans from SGBG and organic loan growth, combined with a 32 basis point increase in net interest margin between the two periods.

•	The increase in average earning assets was primarily due to increases of $312.3 million in average loans and $4.4 million in average securities, partially offset by a decline of $15.8 million in average interest bearing deposits in other banks. We obtained $195.7 million in loans from the acquisition of SGBG ($194.8 million of principal acquired plus $898,000 of non-credit premium) and had organic loan growth, driving the increase in loans. Because we sold approximately 96% of the securities portfolio acquired from SGBG, growth in the securities portfolio was primarily driven by investment purchases.

•	Our earning asset yield rose 22 basis points to 5.30% for the three months ended September 30, 2026, compared to 5.08% for the three months ended September 30, 2025.

•	Loans represented 71% of average total earning assets for the three months ended September 30, 2026 compared to 66% during the same period in 2025.

•	Investment securities represented 23% of average total earning assets for the three months ended September 30, 2026 compared to 26% during the same period in 2025.

•	Interest bearing deposits in other banks and fed funds sold represented 6% of average total earning assets for the three months ended September 30, 2026 compared to 8% during the same period in 2025.

•	Although market interest rates decreased year over year, the Federal Reserve increased the target range for the federal funds rate during the third quarter of 2026. The target range for the federal funds rate was 3.75%–4.00% at September 30, 2026, compared to 4.00%–4.25% at September 30, 2025.

Average loans increased $312.3 million, or 24.4%, to $1.6 billion for the three months ended September 30, 2026 from $1.3 billion for the same period in 2025. Our loan (including loans held-for-sale) to deposit ratio on average during the three months ended September 30, 2026 was 78.9%, as compared to 73.0% during the same period in 2025. The yield on loans increased 24 basis points to 6.08% during the three months ended September 30, 2026 from 5.84% during the same period in 2025 due to higher rates on new and renewed loans during the period compared to interest rates on loans maturing during the period.

Average securities for the three months ended September 30, 2026 increased $4.4 million, or 0.9%, to $508.5 million from $504.1 million during the same period in 2025. Interest-bearing deposits in other banks and fed funds sold decreased $15.8 million to $143.5 million during the three months ended September 30, 2026 from $159.3 million during the same period in 2025. The decrease in interest-bearing deposits in other banks and fed funds sold was due to loan growth outpacing deposit growth. The yield on our securities portfolio declined to 3.36% for the three months ended September 30, 2026 from 3.41% for the same period in 2025. The yield on our interest-bearing deposits in other banks and fed funds sold was 3.58% for the three months ended September 30, 2026 compared to 4.26% during the same period in 2025.

The cost of interest-bearing liabilities was 2.43% during the three months ended September 30, 2026 compared to 2.53% during the same period in 2025. The cost of deposits, including demand deposits, was 1.76% during the three months ended September 30, 2026 compared to 1.81% during the same period in 2025. The cost of funds, including demand deposits, was 1.82% during the three months ended September 30, 2026 compared to 1.89% during the same period in 2025. This decline was driven by a decrease in the market interest rates for deposits during the period. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) plus customer cash management repurchase agreements as these accounts tend to be low-cost funding and assist us in controlling our overall cost of funds. We had $1.8 billion, $1.5 billion, and $1.6 billion in pure deposits plus customer cash management repurchase agreements at September 30, 2026, December 31, 2025 and September 30, 2025, respectively.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Three months ended September 30, 2026			Three months ended September 30, 2025
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans(1)	$1,593,106	$24,402	6.08%	$1,280,814	$18,864	5.84%
Non-taxable securities	45,254	357	3.13%	45,699	346	3.00%
Taxable securities	463,273	3,954	3.39%	458,401	3,982	3.45%
Int bearing deposits in other banks	143,535	1,294	3.58%	159,323	1,709	4.26%
Fed funds sold	1	—	0.00%	56	1	7.08%
Total earning assets	$2,245,169	$30,007	5.30%	$1,944,293	$24,902	5.08%
Cash and due from banks	27,327			24,455
Premises and equipment	29,593			29,402
Goodwill and other intangibles	32,038			14,985
Other assets	60,093			52,107
Allowance for credit losses - investments	(14)			(19)
Allowance for credit losses - loans	(18,561)			(13,408)
Total assets	$2,375,645			$2,051,815

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$523,387	$2,314	1.75%	$354,535	$1,093	1.22%
Money market accounts	503,080	3,661	2.89%	478,236	3,662	3.04%
Savings deposits	105,052	48	0.18%	105,948	66	0.25%
Time deposits	346,863	2,913	3.33%	340,611	3,174	3.70%
Fed funds purchased	113	1	3.51%	39	1	10.17%
Securities sold under agreements to repurchase	100,884	582	2.29%	104,987	639	2.41%
Other long-term debt	14,964	250	6.63%	14,964	273	7.24%
Total interest-bearing liabilities	$1,594,343	$9,769	2.43%	$1,399,320	$8,908	2.53%
Demand deposits	539,555			475,324
Allowance for credit losses - unfunded commitments	609			490
Other liabilities	10,398			18,666
Shareholders’ equity	230,740			158,014
Total liabilities and shareholders’ equity	$2,375,645			$2,051,815

Cost of deposits, including demand deposits			1.76%			1.81%
Cost of funds, including demand deposits			1.82%			1.89%
Net interest spread			2.87%			2.55%
Net interest income/margin		$20,238	3.58%		$15,994	3.26%
Net interest income/margin (tax equivalent)(2)		$20,301	3.59%		$16,048	3.27%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held-for-sale.
(2)	Based on a 21.0% marginal tax rate.
38

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Three Months Ended September 30,
	2026 versus 2025
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$4,758	$780	$5,538
Non-taxable securities	(3)	14	11
Taxable securities	42	(70)	(28)
Interest bearing deposits in other banks	(159)	(256)	(415)
Fed funds sold	—	(1)	(1)
Total interest income	$4,638	$467	$5,105

Interest expense:
Interest-bearing transaction accounts	$639	$582	$1,221
Money market accounts	185	(186)	(1)
Savings deposits	(1)	(17)	(18)
Time deposits	57	(318)	(261)
Fed funds purchased	1	(1)	—
Securities sold under agreements to repurchase	(24)	(33)	(57)
Other long-term debt	—	(23)	(23)
Total interest expense	$857	$4	$861
Net interest income	$3,781	$463	$4,244

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest Income and Non-interest Expense

Non-interest income during the three months ended September 30, 2026 increased $1.5 million to $6.0 million from $4.5 million during the same period in 2025. The $1.5 million increase in non-interest income was primarily related to increases of $743,000 in investment advisory fees and non-deposit commissions, $534,000 in government guaranteed lending, and $570,000 in other non-recurring non-interest income, partially offset by declines of $27,000 in deposit service charges and $320,000 in mortgage banking income. The government guaranteed lending income came from a new segment, government guaranteed lending, acquired from SGBG.

Mortgage banking income declined $320,000 to $614,000 during the three months ended September 30, 2026 from $934,000 during the same period in 2025. Total production in the mortgage line of business in the third quarter of 2026 was $45.9 million, which was comprised of $23.0 million in secondary market loans, $7.6 million in adjustable rate mortgages (ARMs), and $15.3 million in construction loans. Total fee revenue in the mortgage line of business was $614,000 in the three months ended September 30, 2026, which includes $608,000 associated with the sale of secondary market loans, with a gain-on-sale margin of 2.65%. Total production in the mortgage line of business in the three months ended September 30, 2025 was $51.6 million, which was comprised of $32.0 million in secondary market loans, $4.2 million in adjustable rate mortgages (ARMs), and $15.4 million in commitments for new construction residential real estate loans. Fee revenue from the mortgage line of business was $934,000 for the three months ended September 30, 2025, which includes $931,000 associated with the secondary market loans with a gain-on-sale margin of 2.91%.

Investment advisory fees rose $743,000 to $2.6 million during the three months ended September 30, 2026 from $1.9 million during the same period in 2025. Total assets under management increased to $1.4 billion at September 30, 2026 from $1.2 billion at December 31, 2025. Our net new assets under management were $22.2 million during the three months ended September 30, 2026. Furthermore, our investment performance for the three months ended September 30, 2026 was 0.3% compared to 2.0% for the S&P 500. Our customers’ assets under management are allocated across a range of asset classes, including equities, bonds, and cash.

Fee revenue from the new Government Guaranteed Lending line of business was $534,000 during the three months ended September 30, 2026. Production in this line of business in the three months ended September 30, 2026 included $16.5 million in SBA loans. During the quarter, we sold $5.1 million in loans, which resulted in a premium of $426,000 and a gain-on-sale margin of 8.36%.

Other non-interest income increased $591,000 to $2.0 million during the three months ended September 30, 2026 from $1.4 million during the same period in 2025. The $591,000 increase was primarily due to a $797,000 one-time gain on a settlement of an SBA-guaranteed loan charged off by SGBG prior to the SGBG merger, partially offset by a one-time impairment of $39,000 on preferred stock.

The following table shows the components of non-interest income for the three-month periods ended September 30, 2026 and September 30, 2025.

(Dollars in thousands)	Three months ended September 30,
	2026	2025
Deposit service charges	$216	$243
Mortgage banking income	614	934
Investment advisory fees and non-deposit commissions	2,605	1,862
Government guaranteed lending	534	—
(Loss) on sale of other assets	(2)	—
ATM debit card income	732	723
Bank owned life insurance	217	209
Rental income	128	130
Other service fees including safe deposit box fees	54	61
Wire transfer fees	55	37
Non-recurring income	758	188
Other	77	82
Total	$5,988	$4,469

Non-interest expense increased $2.0 million during the three months ended September 30, 2026 to $15.6 million compared to $13.7 million during the same period in 2025. The $2.0 million increase in non-interest expense is primarily due to increases of $1.5 million in salaries and employee benefits, $137,000 in occupancy, $78,000 in other real estate expense, $65,000 in amortization of intangibles, and $634,000 in other non-interest expense, partially offset by declines of $23,000 in marketing and public relations and $471,000 in merger expenses.

•	Salary and benefits expense increased $1.5 million to $9.6 million during the three months ended September 30, 2026 from $8.1 million during the same period in 2025. This increase was primarily a result of new personnel retained from SGBG, normal salary adjustments, higher financial planning and investment advisory commissions, and increased incentive accruals driven by stronger performance. We had 301 full-time equivalent employees at September 30, 2026 compared to 272 full-time equivalent employees at September 30, 2025.

•	Occupancy expenses increased $137,000 to $929,000 from $792,000. These costs were primarily composed of new fees associated with the acquisition of two additional locations as part of the merger with SGBG.

•	Merger expenses declined $471,000 to $104,000 from $575,000. During the three months ended September 30, 2026, these were residual merger costs, while during the same period in the prior year, these costs were primarily composed of legal and professional fees related to the merger with SGBG.

•	Other non-interest expense increased $634,000 to $3.6 million during the three months ended September 30, 2026 from $3.0 million during the same period in 2025.

-	Core banking and electronic processing and services increased $34,000 to $845,000 from $811,000 primarily due to additional expenses related to the acquisition of SGBG, higher customer activity, and enhanced technology.
-	Software subscriptions and services increased $115,000 to $526,000 from $411,000 primarily due to additional expenses related to the acquisition of SGBG, new subscriptions and services, and higher renewal prices.
-	Loan processing and closing costs increased $30,000 to $116,000 from $86,000 due to increased loan closing costs.
-	Director fees increased $30,000 to $213,000 from $183,000 due to additional board members from the SGBG acquisition and increased meeting frequency.
-	Legal and professional fees increased $124,000 to $463,000 from $339,000, primarily due to an increase in broker fees paid to facilitate loans that were made and sold during the three months ended September 30, 2026.
-	Shareholder expense increased $53,000 to $114,000 from $61,000 primarily due to increased filing review fees.

The following table shows the components of non-interest expense for the three-month periods ended September 30, 2026 and September 30, 2025.

(Dollars in thousands)	Three months ended September 30,
	2026	2025
Salaries and employee benefits	$9,594	$8,059
Occupancy	929	792
Equipment	386	377
Marketing and public relations	534	557
FDIC insurance assessments	278	286
Other real estate expense	90	12
Amortization of intangibles	104	39
Merger	104	575
Core banking and electronic processing and services*	845	811
ATM/debit card processing	413	411
Software subscriptions and services	526	411
Supplies	35	36
Telephone	128	114
Courier	89	74
Correspondent services	89	76
Insurance	111	108
Debit card and fraud losses	33	34
Investment advisory services	105	93
Loan processing and closing costs	116	86
Director fees	213	183
Legal and professional fees	463	339
Shareholder expense	114	61
Other	331	140
Total	$15,630	$13,674

*	Core banking and electronic processing and services includes core processing, bill payment, online banking, remote deposit capture, wire processing services, and postage costs for mailing customer notices and statements.

Income Tax Expense

We incurred income tax expense of $2.4 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively. Our effective tax rate was 22.68% during the three months ended September 30, 2026 compared to 21.19% during the three months ended September 30, 2025. During the third quarter of 2025, we purchased state income tax credits which resulted in an income tax benefit of $120,000.

Comparison of Results of Operations for the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

Net Income

Our net income for the nine months ended September 30, 2026 increased $6.8 million to $21.1 million, or $2.24 diluted earnings per common share, from $14.4 million, or $1.85 diluted earnings per common share for the nine months ended September 30, 2025. The increase in net income between the two periods is primarily due to an increase of $12.4 million in net interest income and an increase of $3.8 million in total non-interest income, partially offset by an increase of $111,000 in provision for credit losses, an increase of $8.4 million in total non-interest expense, and an increase of $862,000 in income tax expense.

•	The $12.4 million increase in net interest income results from an increase of $320.1 million in average earning assets, combined with an increase of 0.29% in the net interest margin between the two periods.

•	The $512,000 provision for credit losses during the nine months ended September 30, 2026 was primarily due to a $595,000 provision for credit losses on loans, partially offset by a $77,000 release of the allowance for credit losses – unfunded commitments and a $6,000 release of the allowance for credit losses – held-to-maturity securities. These changes in the allowance for credit losses – loans were primarily driven by loan growth, while the changes in the allowance for credit losses – unfunded commitments were driven by decreases in our unfunded commitments. During the nine months ended September 30, 2026, the Company recorded net charge-offs of $35,000.

•	The $3.8 million increase in non-interest income is primarily related to increases in investment advisory fees and non-deposit commissions of $1.7 million, government guaranteed lending income of $1.6 million, and other non-recurring income of $650,000, partially offset by declines in mortgage banking income of $207,000 and gain on sale of other assets of $129,000.

•	Non-interest expense increased $8.4 million during the nine months ended September 30, 2026 to $47.9 million compared to $39.5 million during the same period in 2025. This increase is primarily due to increases of $4.8 million in salaries and employee benefits, $104,000 in marketing and public relations, $183,000 in amortization of intangibles, $298,000 in occupancy, $1.4 million in merger, and $1.7 million in other.

•	Our effective tax rate was 18.94% and 22.10% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate was due to our purchase of additional federal and state tax credits during the nine months ended September 30, 2026 compared to the same period in the prior year.

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

Net interest income increased $12.4 million to $58.1 million for the nine months ended September 30, 2026 from $45.7 million for the nine months ended September 30, 2025. Our net interest margin increased by 0.29% to 3.48% during the nine months ended September 30, 2026 from 3.19% during the nine months ended September 30, 2025. Our net interest margin, on a taxable equivalent basis, was 3.49% for the nine months ended September 30, 2026 compared to 3.20% for the nine months ended September 30, 2025. Average earning assets increased $320.1 million, or 16.7%, to $2.2 billion for the nine months ended September 30, 2026 compared to $1.9 billion in the same period of 2025.

•	The $12.4 million increase in net interest income results from increases of $320.1 million in average earning assets, combined with the improvement of 29 basis points in the net interest margin between the two periods.

•	The increase in average earning assets was primarily due to a $298.2 million increase in loans, a $6.8 million increase in total securities, and a $15.0 million increase in interest-bearing deposits in other banks.

•	The increase in our earning asset yield to 5.22% during the nine months ended September 30, 2026 from 5.04% for the same period of 2025 was due to a change in the mix of our earning assets from lower yielding securities and interest-bearing bank balances to higher yielding loans, which resulted in a higher percentage of earning assets in higher yielding loans.

-	Loans represented 69.8% of average total earning assets for the nine months ended September 30, 2026 compared to 65.9% during the same period in 2025.
-	Investment securities represented 22.7% of average total earning assets for the nine months ended September 30, 2026 compared to 26.2% during the same period in 2025.
-	Interest-bearing deposits in other banks and fed funds sold represented 7.5% of average total earning assets for the nine months ended September 30, 2026 compared to 7.9% during the same period in 2025.
-	The target rate range for the federal funds rate was 3.75% - 4.00% at September 30, 2026 compared to 4.00% - 4.25% at September 30, 2025.
42

Average loans increased $298.2 million, or 23.6%, to $1.6 billion for the nine months ended September 30, 2026 from $1.3 billion for the same period in 2025. Our loan (including loans held-for-sale) to deposit ratio on average during the nine months ended September 30, 2026 was 77.8%, as compared to 73.3% during the same period in 2025. The yield on loans increased 0.23% to 6.01% during the nine months ended September 30, 2026 from 5.78% during the same period in 2025 due to higher new and renewed loan rates compared to rates on loans maturing during the period.

Average securities for the nine months ended September 30, 2026 increased $6.8 million, or 1.4%, to $507.4 million from $500.6 million during the same period in 2025. The increase in securities was due to the purchase of securities, partially offset by normal principal cash flows from the securities portfolio and an increase in unrealized losses on our available-for-sale securities portfolio. Interest-bearing deposits in other banks increased $15.0 million to $167.0 million during the nine months ended September 30, 2026 from $152.0 million during the same period in 2025. The increase in short-term investments was due to our decision to hold excess liquidity in interest-bearing deposits at the Federal Reserve Bank. The yield on our securities portfolio declined to 3.34% for the nine months ended September 30, 2026 from 3.42% for the same period in 2025. The yield on our interest-bearing deposits in other banks decreased to 3.54% for the nine months ended September 30, 2026 from 4.29% for the same period in 2025 due to lower market interest rates.

The yields on earning assets for the nine months ended September 30, 2026 and 2025 were 5.22% and 5.04%, respectively.

The cost of interest-bearing liabilities was 2.43% during the nine months ended September 30, 2026 compared to 2.56% during the same period in 2025. The cost of deposits, including demand deposits, was 1.77% during the nine months ended September 30, 2026 compared to 1.83% during the same period in 2025. The cost of funds, including demand deposits, was 1.83% during the nine months ended September 30, 2026 compared to 1.91% during the same period in 2025. We continue to focus on growing our pure deposits (demand deposits, interest-bearing transaction accounts, savings deposits, money market accounts, and IRAs) plus customer cash management repurchase agreements as these accounts tend to be low-cost funding and assist us in controlling our overall cost of funds. During the nine months ended September 30, 2026, pure deposits plus customer cash management repurchase agreements averaged 84.8% of total deposits plus customer cash management repurchase agreements as compared to 84.8% during the same period of 2025.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and
Rates on Average Interest-Bearing Liabilities

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans(1)	$1,559,354	$70,125	6.01%	$1,261,175	$54,482	5.78%
Non-taxable securities	43,917	1,018	3.10%	46,277	1,032	2.98%
Taxable securities	463,490	11,654	3.36%	454,354	11,766	3.46%
Int bearing deposits in other banks	167,025	4,421	3.54%	151,979	4,875	4.29%
Fed funds sold	111	3	3.61%	46	2	5.81%
Total earning assets	$2,233,897	$87,221	5.22%	$1,913,831	$72,157	5.04%
Cash and due from banks	27,919			24,729
Premises and equipment	29,718			29,667
Goodwill and other intangibles	31,614			15,024
Other assets	59,976			52,609
Allowance for credit losses - investments	(16)			(22)
Allowance for credit losses - loans	(18,188)			(13,406)
Total assets	$2,364,920			$2,022,432

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$527,448	$6,904	1.75%	$344,739	$3,122	1.21%
Money market accounts	494,649	10,732	2.90%	459,933	10,475	3.05%
Savings deposits	106,268	144	0.18%	109,711	218	0.27%
Time deposits	348,841	8,779	3.36%	339,434	9,689	3.82%
Fed funds purchased	39	1	3.43%	14	1	9.55%
Securities sold under agreements to repurchase	107,884	1,812	2.25%	115,238	2,133	2.47%
Other long-term debt	14,964	741	6.62%	14,964	811	7.25%
Total interest-bearing liabilities	$1,600,093	$29,113	2.43%	$1,384,033	$26,449	2.56%
Demand deposits	527,964			466,939
Allowance for credit losses - unfunded commitments	644			475
Other liabilities	12,855			18,661
Shareholders’ equity	223,364			152,324
Total liabilities and shareholders’ equity	$2,364,920			$2,022,432

Cost of deposits, including demand deposits			1.77%			1.83%
Cost of funds, including demand deposits			1.83%			1.91%
Net interest spread			2.79%			2.48%
Net interest income/margin		$58,108	3.48%		$45,708	3.19%
Net interest income/margin (tax equivalent)(2)		$58,325	3.49%		$45,867	3.20%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held-for-sale.

(2)	Based on a 21.0% marginal tax rate.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

	Nine months Ended September 30,
	2026 versus 2025
	Increase (Decrease) Due to Changes in(1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$13,331	$2,312	$15,643
Non-taxable securities	(54)	40	(14)
Taxable securities	234	(346)	(112)
Interest-bearing deposits in other banks	452	(906)	(454)
Fed funds sold	2	(1)	1
Total interest income	$13,965	$1,099	$15,064

Interest expense:
Interest-bearing transaction accounts	$2,055	$1,727	$3,782
Money market accounts	768	(511)	257
Savings deposits	(7)	(67)	(74)
Time deposits	262	(1,172)	(910)
Fed Funds purchased	1	(1)	—
Securities sold under agreements to repurchase	(131)	(190)	(321)
Other long-term debt	—	(70)	(70)
Total interest expense	$2,948	$(284)	$2,664
Net interest income	$11,017	$1,383	$12,400

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest Income and Non-interest Expense

Non-interest income during the nine months ended September 30, 2026 increased $3.8 million to $16.4 million from $12.7 million during the same period in 2025. The $3.8 million increase in non-interest income is primarily related to increases in investment advisory fees and non-deposit commissions of $1.7 million, government guaranteed lending income of $1.6 million, and other non-recurring income of $650,000, partially offset by declines in mortgage banking income of $207,000 and gain on sale of other assets of $129,000. The government guaranteed lending income came from a new segment, government guaranteed lending, acquired from SGBG.

Mortgage banking income declined $207,000 to $2.4 million during the nine months ended September 30, 2026 from $2.6 million during the same period in 2025. Total production in the mortgage line of business in the nine months ended September 30, 2026 was $141.6 million, which was comprised of $86.6 million in secondary market loans, $11.8 million in adjustable rate mortgages (ARMs), and $43.2 million in construction loans. Total mortgage production during the nine months ended September 30, 2025 was $158.3 million. Of this production, $89.7 million was originated to be sold in the secondary market, $13.8 million was originated as ARM loans for our loans held-for-investment portfolio, and $54.8 million was commitments for new construction residential real estate loans. Total fee revenue in the mortgage line of business was $2.4 million in the nine months ended September 30, 2026, which includes $2.3 million associated with the sale of secondary market loans, with a gain-on-sale margin of 2.71%, down from 2.86% during the same period in 2025.

Investment advisory fees and non-deposit commissions increased $1.7 million to $7.2 million during the nine months ended September 30, 2026 from $5.4 million during the same period in 2025. Total assets under management increased to $1.4 billion at September 30, 2026 compared to $1.2 billion at December 31, 2025 and $1.1 billion at September 30, 2025. Our net new assets were $38.4 million during the nine months ended September 30, 2026. Furthermore, our investment performance for the nine-month period from December 31, 2025 to September 30, 2026 was 16.7% compared to 11.8% for the S&P 500. Our customers’ assets under management are allocated across a range of asset classes, including equities, bonds, and cash.

Fee revenue from the new Government Guaranteed Lending line of business was $1.6 million during the nine months ended September 30, 2026. Production in this line of business in the nine months ended September 30, 2026 included $35.0 million in SBA loans. During the period, we sold $16.1 million in loans, which resulted in a premium of $1.3 million and a gain-on-sale margin of 8.03%.

Gain (loss) on sale of other assets decreased $129,000 to a loss of $2,000 during the nine months ended September 30, 2026 from $127,000 during the same period in 2025 due to the loss on sale of repossessed assets during the nine months ended September 30, 2026 compared to a gain on a sale of other assets owned during the nine months ended September 30, 2025.

Other non-recurring non-interest income increased $650,000 to $838,000 during the nine months ended September 30, 2026 from $188,000 during the same period in the prior year. The increase was primarily due to a $797,000 one-time gain on a settlement of an SBA-guaranteed loan charged off by SGBG prior to the SGBG merger and an $80,000 gain on insurance proceeds. The $188,000 during the nine months ended September 30, 2025 was due to a $176,000 gain on an investment in a fintech fund focused on financial services and a $12,000 gain on insurance proceeds.

The following table shows the components of non-interest income for the nine month periods ended September 30, 2026 and September 30, 2025.

(Dollars in thousands)	Nine months ended September 30,
	2026	2025
Deposit service charges	$652	$688
Mortgage banking income	2,365	2,572
Investment advisory fees and non-deposit commissions	7,162	5,419
Government guaranteed lending income	1,638	—
(Loss) gain on sale of other assets owned	(2)	127
ATM debit card income	2,151	2,167
Recurring income on bank owned life insurance	641	617
Non-recurring income	838	188
Rental income	386	352
Other service fees including safe deposit box fees	166	178
Wire transfer fees	164	110
Other	254	239
Total	$16,415	$12,657

Non-interest expense increased $8.4 million during the nine months ended September 30, 2026 to $47.9 million compared to $39.5 million during the same period in 2025. This increase is primarily due to increases of $4.8 million in salaries and employee benefits, $298,000 in occupancy, $104,000 in marketing and public relations, $183,000 in amortization of intangibles, $1.4 million in merger, and $1.7 million in other.

•	Salary and benefits expense increased $4.8 million to $28.6 million during the nine months ended September 30, 2026 from $23.8 million during the same period in 2025. This increase is primarily a result of new personnel retained from SGBG, normal salary adjustments and higher financial planning and investment advisory commissions, as well as increased incentive accruals due to high performance. We had 301 full-time equivalent employees at September 30, 2026 compared to 272 full-time equivalent employees at September 30, 2025.
•	Occupancy expense increased $298,000 to $2.6 million during the nine months ended September 30, 2026 from $2.3 million during the same period in 2025 primarily due to tenancy costs associated with the acquisition of two additional locations as part of the merger with SGBG.
•	Marketing and public relations expense increased $104,000 to $1.4 million during the nine months ended September 30, 2026 from $1.3 million during the same period in 2025 primarily due to the timing of planned marketing campaigns.
•	Amortization of intangibles increased $183,000 to $301,000 during the nine months ended September 30, 2026 from $118,000 during the same period in 2025 due to amortization of intangibles obtained as part of the SGBG acquisition.

•	Merger expense increased $1.4 million to $2.2 million during the nine months ended September 30, 2026 from $809,000 during the same period in 2025 due to costs incurred during the first quarter of 2026 related to the acquisition of SGBG.

•	Other non-interest expense increased $1.7 million to $10.7 million during the nine months ended September 30, 2026 from $9.0 million during the same period in 2025.

-	Core banking and electronic processing and services increased $324,000 to $2.5 million from $2.2 million, primarily due to additional expenses related to the acquisition of SGBG, higher customer activity, and enhanced technology.
-	ATM/debit card processing increased $197,000 to $1.3 million from $1.1 million primarily due to increased usage.

-	Software subscriptions and services increased $545,000 to $1.7 million from $1.2 million primarily due to additional expenses related to the acquisition of SGBG, new subscriptions and services, and higher renewal prices.

-	Director fees increased $140,000 to $630,000 from $490,000 due to additional board members from the SGBG acquisition and increased meeting frequency.

-	Legal and professional fees decreased $271,000 to $925,000 from $1.2 million. This decline was primarily due to accrual adjustments made during the second quarter of 2026.

The following table shows the components of non-interest expense for the nine month periods ended September 30, 2026 and September 30, 2025.

(Dollars in thousands)	Nine months ended September 30,
	2026	2025
Salaries and employee benefits	$28,600	$23,776
Occupancy	2,639	2,341
Equipment	1,171	1,157
Marketing and public relations	1,383	1,279
FDIC insurance assessments	844	860
Other real estate expense	97	134
Amortization of intangibles	301	118
Merger	2,188	809
Core banking and electronic processing and services*	2,520	2,196
ATM/debit card processing	1,339	1,142
Software subscriptions and services	1,695	1,150
Supplies	105	104
Telephone	380	331
Courier	264	239
Correspondent services	268	218
Insurance	339	324
Debit card and fraud losses	197	141
Investment advisory services	315	278
Loan processing and closing costs	340	213
Director fees	630	490
Legal and professional fees	925	1,196
Shareholder expense	276	231
Other	1,118	784
Total	$47,934	$39,511

*	Core banking and electronic processing and services includes core processing, bill payment, online banking, remote deposit capture, wire processing services and postage costs for mailing customer notices and statements.

Income Tax Expense

Our effective tax rate was 18.94% and 22.10% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate was due to our purchase of additional federal and state tax credits during the nine months ended September 30, 2026 compared to the same period in the prior year.

Provision and Allowance for Credit Losses and Credit Metrics

Provision and Allowance for Credit Losses

The total allowance for credit losses (ACL) is composed of three parts: the ACL for loans, the ACL for unfunded commitments, and the ACL for HTM investments. The ACL for loans is further composed of the allowance for individually assessed loans, the allowance for collectively assessed expected losses, the allowance for collectively assessed qualitative adjustments, and the allowance for collectively assessed additional allowance. The allowance for collectively assessed qualitative adjustments is calculated using a set of qualitative factors which as of September 30, 2026 and December 31, 2025 included changes in lending policies and procedures, changes in staff, markets, and products, change in total of 30-89 days past due and other loans especially mentioned, changes in the loan review system, changes in collateral value for non-collateral dependent loans, changes in concentration of credits, changes in the legal or regulatory requirements and competition, data limitations, model imprecision, and reasonable and supportable forecast alternative scenarios. The qualitative factors, combined with the allowance for individually assessed loans, the allowance for collectively assessed expected losses, and the collectively assessed additional allowance, are used to calculate the total allowance for credit losses on loans. The following table summarizes the activity related to our allowance for credit losses for loans:

	Nine months Ended
	September 30,
(Dollars in thousands)	2026	2025
Beginning balance of allowance for credit losses - loans	$13,806	$13,135
Day 1 acquisition adjustment	4,339	—
Loans charged-off:
Commercial	4	—
Consumer - Other	68	83
Total loans charged-off	72	83
Recoveries:
Commercial	3	9
Real Estate Mortgage – Commercial	12	15
Real Estate – Construction	2	2
Consumer – Home Equity	4	7
Consumer – Other	16	37
Total recoveries	37	70
Net loan charge-offs	35	13
Provision for credit losses - loans	595	330
Balance at period end	$18,703	$13,478

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio:

Composition of the Allowance for Credit Losses - Loans

	September 30, 2026		December 31, 2025
		% of Allowance in		% of Allowance in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial	$1,773	9.5%	$1,050	7.6%
Real Estate – Construction	4,141	22.1%	1,654	12.0%
Real Estate Mortgage:
Residential	1,733	9.3%	1,720	12.5%
Commercial	9,797	52.4%	8,349	60.4%
Consumer:
Home Equity	793	4.2%	706	5.1%
Other	466	2.5%	327	2.4%
Total	$18,703	100.0%	$13,806	100.0%
48

Credit Metrics

We have a significant portion of our loan portfolio with real estate as the underlying collateral. As of September 30, 2026 and December 31, 2025, approximately 91.4% and 91.5%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers who experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for credit losses as estimated at any point in time or that provisions for credit losses will not be significant to a particular accounting period. The allowance for credit losses is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy of the allowance and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance for credit losses based on information available to them at the time of their examination.

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

The non-performing asset ratio was 0.04% of total assets with the nominal level of $990,000 in non-performing assets at September 30, 2026 compared to 0.02% and $372,000 at December 31, 2025. Non-accrual loans increased to $291,000 at September 30, 2026 from $202,000 at December 31, 2025. We had two accruing loans past due 90 days or more totaling $616,000 at September 30, 2026 compared to $2,000 at December 31, 2025. Loans past due 30 days or more represented 0.27% of the loan portfolio at September 30, 2026 compared to 0.07% at December 31, 2025. The ratio of classified loans plus OREO and repossessed assets increased to 2.45% of total bank regulatory risk-based capital at September 30, 2026 from 0.76% at December 31, 2025.

During the nine months ended September 30, 2026, we experienced net charge-offs, including overdrafts, of $35,000 and net loan recoveries, excluding overdrafts, of $12,000. In comparison, during the nine months ended September 30, 2025, we experienced net charge-offs, including overdrafts, of $12,000 and net loan recoveries, excluding overdrafts, of $27,000.

There were seven loans totaling $907,000 (0.06% of total loans) included on non-performing status (non-accrual loans and loans past due 90 days and still accruing) at September 30, 2026. Five of these loans were on non-accrual status. The largest loan of the five is $189,000 and is secured by real estate. The balance of the remaining loans on non-accrual status is $102,000. These loans are secured by business assets. At September 30, 2026, we had two accruing loans that were past due 90 days or more. At both September 30, 2026 and December 31, 2025, we considered loan relationships exceeding $500,000 and on non-accrual status as individually assessed loans for the allowance for credit losses. In addition to the loans meeting the criteria above, purchased loans with a specific credit mark are also individually assessed. At September 30, 2026 we have six individually assessed loans totaling $2.8 million. At December 31, 2025, we had no individually assessed loans. The specific allowance for individually assessed loans is based on the fair value of collateral method or present value of expected cash flows method. For collateral dependent loans, the fair value of collateral method is used and the fair value is determined by an independent appraisal less estimated selling costs. There was $2.3 million allowance for credit losses on our individually assessed loans at September 30, 2026 and none at December 31, 2025. At September 30, 2026, we had $3.8 million in loans that were delinquent 30 days to 89 days representing 0.24% of total loans compared to $934,000 or 0.07% of total loans at December 31, 2025.

The following table summarizes the activity related to our allowance for credit losses for the periods indicated:

	Nine months Ended
	September 30,
(Dollars in thousands)	2026	2025
Average loans outstanding (excluding loans held-for-sale)	$1,548,089	$1,251,537
Loans outstanding at period end (excluding loans held-for-sale)	$1,610,426	$1,279,310
Non-performing assets:
Non-accrual loans	$291	$205
Loans 90 days past due still accruing	616	482
Foreclosed real estate	83	194
Total non-performing assets	$990	$881

Net charge-offs to average loans (annualized)	0.00%	0.00%
Allowance as percent of total loans	1.16%	1.05%
Non-performing assets as % of total assets	0.04%	0.01%
Allowance as % of non-performing loans	2,062.07%	1,960.69%
Non-accrual loans as % of total loans	0.02%	0.02%
Allowance as % of non-accrual loans	6,427.15%	6,572.41%

The following table details net charge-offs to average loans outstanding by loan category for the periods indicated.

	Nine months Ended September 30,
	2026			2025
(Dollars in thousands)	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off (Recovery) Ratio	Net Charge- Offs (Recoveries)	Average Loans HFI(1)	Net Charge-Off (Recovery) Ratio
Commercial	$1	$108,703	0.00%	$(9)	$89,605	(0.01)%
Real estate:
Construction	(2)	188,602	0.00%	(2)	151,272	0.00%
Mortgage-residential	—	129,784	0.00%	—	126,726	0.00%
Mortgage-commercial	(12)	1,040,840	0.00%	(15)	818,716	0.00%
Consumer:
Home Equity	(4)	59,973	(0.01)%	(7)	45,896	(0.02)%
Other	52	20,187	0.26%	46	19,322	0.24%
Total:	$35	$1,548,089	0.00%	$13	$1,251,537	0.00%

(1)	Average loans exclude loans held-for-sale.

Financial Position

Assets increased $305.6 million, or 14.8% (19.9% annualized), to $2.4 billion at September 30, 2026 from $2.1 billion at December 31, 2025. The increase in assets was primarily due to increases in investment securities available-for-sale of $35.2 million, loans held-for-investment of $299.4 million, goodwill of $14.8 million, and other assets of $10.2 million, partially offset by declines in interest-bearing bank balances of $29.7 million, investment securities held-to-maturity of $11.6 million, loans held-for-sale of $6.0 million, and allowance for credit losses – loans of $4.9 million. As discussed elsewhere, $195.7 million of the growth in loans held-for-investment and all of the growth in goodwill and intangible assets came from the acquisition of SGBG.

Loans and loans held-for-sale

Loans held-for-sale decreased to $4.8 million at September 30, 2026 from $10.7 million at December 31, 2025. Loans (excluding loans held-for-sale) increased $299.4 million, or 22.8% (30.5% annualized), to $1.6 billion at September 30, 2026 from $1.3 billion at December 31, 2025. Total loan production, excluding mortgage secondary market and new construction residential real estate, was $216.6 million during the nine months ended September 30, 2026 compared to $161.1 million during the same period in 2025. Advances from unfunded commercial construction loans available for draws were $53.0 million during the nine months ended September 30, 2026 compared to $34.5 million during the same period in 2025. Payoffs and paydowns totaled $137.8 million during the nine months ended September 30, 2026, compared to $92.4 million during the same period in 2025.

Total production in the mortgage line of business in the nine months ended September 30, 2026 was $141.6 million, which was comprised of $86.6 million in secondary market loans, $11.8 million in adjustable rate mortgages (ARMs), and $43.2 million in construction loans. Total mortgage production during the nine months ended September 30, 2025 was $158.3 million. Of this production, $89.7 million was originated to be sold in the secondary market, $13.8 million was originated as ARM loans for our loans held-for-investment portfolio, and $54.8 million was commitments for new construction residential real estate loans. As these ARM and new construction residential real estate loans are being held on our balance sheet as loans held-for-investment, the result is additive to loan growth and interest income but results in less gain on sale fee income, which is reported in noninterest income as mortgage banking income.

The loan-to-deposit ratio (including loans held-for-sale) at September 30, 2026 and December 31, 2025 was 80.6% and 75.6%, respectively. The loan-to-deposit ratio (excluding loans held-for-sale) at September 30, 2026 and December 31, 2025 was 80.3% and 74.9%, respectively.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. Based on our loan portfolio as of September 30, 2026, the non-owner occupied commercial real estate loans and the construction and land development loans were approximately 305% and 63% of total risk-based capital, respectively, compared to 307% and 71% at December 31, 2025. Furthermore, our three-year growth in non-owner occupied commercial real estate loans was 25% from September 30, 2023 to September 30, 2026. We have expertise and a long history in originating and managing commercial real estate loans. Our credit underwriting process includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the level of the concentration in commercial real estate loans within our loan portfolio monthly.

The following table shows the composition of the loan portfolio by category at the dates indicated:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$113,394	7.0%	$91,930	7.0%
Real estate:
Construction	194,597	12.1%	152,077	11.5%
Mortgage – residential	134,231	8.3%	130,476	10.0%
Mortgage – commercial	1,078,469	67.0%	863,422	65.9%
Consumer:
Home Equity	64,746	4.0%	53,693	4.1%
Other	24,989	1.6%	19,421	1.5%
Total gross loans	1,610,426	100.0%	1,311,019	100.0%
Allowance for credit losses	(18,703)		(13,806)
Total net loans	$1,591,723		$1,297,213
51

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

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at September 30, 2026.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	September 30, 2026
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total
Commercial	$15,760	$66,682	$30,952	$—	$113,394
Real estate:
Construction	45,674	113,546	22,764	12,613	194,597
Mortgage—residential	3,911	15,284	3,064	111,972	134,231
Mortgage—commercial	181,675	729,435	132,947	34,412	1,078,469
Consumer:
Home equity	1,630	12,400	50,716	—	64,746
Other	4,622	19,361	633	373	24,989
Total	$253,272	$956,708	$241,076	$159,370	$1,610,426

Loans maturing after one year with:

Variable Rate	$346,488
Fixed Rate	1,010,666
$1,357,154

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

Investment securities increased $23.9 million to $516.0 million, net of allowance for credit losses on investments of $13,000, at September 30, 2026 from $492.2 million, net of allowance for credit losses on investments of $19,000, at December 31, 2025. The increase was driven primarily by purchases of securities in the available-for-sale portfolio, partially offset by normal principal cash flows and an increase in unrealized losses on our available-for-sale securities portfolio.

On June 1, 2022, we reclassified $224.5 million in investments to held-to-maturity (HTM) from available-for-sale (AFS). These securities were transferred at fair value at the time of the transfer, which became the new cost basis for the securities held to maturity. The pretax unrealized net holding loss on the available-for-sale securities on the date of transfer totaled approximately $16.7 million and continued to be reported as a component of accumulated other comprehensive loss. This net unrealized loss is being amortized to interest income over the remaining life of the securities as a yield adjustment. There were no gains or losses recognized as a result of this transfer. The remaining pretax unrealized net holding loss on these investments was $9.4 million ($7.4 million net of tax) at September 30, 2026.

Our HTM investments totaled $183.5 million and represented approximately 35% of our total investments at September 30, 2026. Our AFS investments totaled $329.3 million or approximately 64% of our total investments at September 30, 2026. Our investments at cost totaled $3.2 million or approximately 1% of our total investments at September 30, 2026. The unrealized losses on our investment securities are related to an increase in market interest rates, which has a temporary negative impact on the fair value of our investment securities portfolio and on accumulated other comprehensive loss, which is included in shareholders’ equity.

At September 30, 2026, the estimated weighted average life of our total investment portfolio was 5.3 years, the modified duration was 4.2, the effective duration was 3.5, and the weighted average tax equivalent book yield was 3.78%.

Interest-bearing deposits in other banks and fed funds sold decreased $29.7 million to $107.5 million at September 30, 2026 from $137.2 million at December 31, 2025 due to loan growth outpacing deposit growth.

The following table shows, at amortized cost, the expected maturities and weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, of securities held at September 30, 2026:

(Dollars in thousands)	Within One Year		Over One Year and less than Five Years		Over Five Years and less than Ten Years		Over Ten Years
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury securities	$—	—	$15,873	1.12%	$—	—	$—	—
Government-Sponsored Enterprises	—	—	2,500	2.00%	—	—	—	—
Small Business Administration pools	—	—	1,955	4.66%	1,945	4.16%	2,639	5.12%
Mortgage-backed securities	16	1.73%	5,695	3.53%	30,511	4.11%	282,517	4.05%
State and local government	—	—	—	—	—	—	4,831	4.70%
Corporate and other securities	—	—	1,000	5.52%	1,750	3.63%	18	—
Total investment securities available-for-sale	$16	1.73%	$27,023	2.13%	$34,206	4.09%	$290,005	4.07%

(Dollars in thousands)	Within One Year		Over One Year and less than Five Years		Over Five Years and less than Ten Years		Over Ten Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$8	3.04%	$39,610	3.26%	$6,325	3.38%	$41,067	3.21%
State and local government	225	4.00%	29,587	3.53%	44,169	3.58%	22,505	3.39%
Total investment securities held-to-maturity	$233	3.97%	$69,197	3.38%	$50,494	3.55%	$63,572	3.27%
53

Deposits

Deposits increased $255.0 million, or 14.6% (19.5% annualized), to $2.0 billion at September 30, 2026 compared to $1.7 billion at December 31, 2025. Our pure deposits, which are defined as total deposits less certificates of deposit, increased $259.3 million, or 18.1% (24.1% annualized), to $1.7 billion at September 30, 2026 from $1.4 billion at December 31, 2025. We continue to focus on growing our pure deposits in order to better manage our overall cost of funds. Certificates of deposit decreased $4.4 million to $309.4 million at September 30, 2026 from $313.8 million at December 31, 2025.

We had no brokered certificates of deposit at September 30, 2026 or December 31, 2025. Total uninsured deposits were $657.8 million and $581.3 million at September 30, 2026 and December 31, 2025, respectively. Included in uninsured deposits at September 30, 2026 and December 31, 2025 were $86.8 million and $92.4 million, respectively, of deposits of states or political subdivisions in the U.S., which are secured or collateralized, respectively. Total uninsured deposits, excluding these deposits that are secured or collateralized, totaled $571.0 million, or 28.5%, of total deposits at September 30, 2026 and $488.9 million, or 27.9%, of total deposits at December 31, 2025. The average balance of all customer deposit accounts at September 30, 2026 was $33,843. The average balance for consumer accounts was $17,657 and the average balance for non-consumer accounts was $72,690.

The following table sets forth the deposits by category:

	September 30,		December 31,
	2026		2025
		% of		% of
(Dollars in thousands)	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$534,118	26.6%	$467,265	26.7%
Interest-bearing checking accounts	520,177	26.0%	367,195	21.0%
Money market accounts	509,440	25.4%	470,516	26.9%
Savings accounts	103,103	5.1%	102,768	5.9%
Time deposits	337,676	16.9%	341,800	19.5%
Total	$2,004,514	100.0%	$1,749,544	100.0%

The uninsured amount of time deposits in the table above at September 30, 2026 and December 31, 2025 was $43.0 million and $47.1 million, respectively.

The tables below show at September 30, 2026 and December 31, 2025, maturities of certificates and other time deposits greater than $250,000.

	September 30, 2026
	Within Three	After Three Through	After Nine Through	After Twelve
(Dollars in thousands)	Months	Nine Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$50,528	$34,881	$13,869	$253	$99,531

	December 31, 2025
	Within Three	After Three Through	After Nine Through	After Twelve
(Dollars in thousands)	Months	Nine Months	Twelve Months	Months	Total
Certificates and time deposits greater than $250,000	$44,205	$29,127	$27,971	$508	$101,811
54

Borrowed Funds, Trust Preferred Securities, and Shareholders’ Equity

Borrowed funds consist of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and long-term debt. Our long-term debt is the result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $100.9 million and $101.9 million during the three months ended September 30, 2026 and December 31, 2025, respectively. The average rates paid during these periods were 2.29% and 2.26%, respectively. The balances of securities sold under agreements to repurchase were $101.5 million and $107.2 million at September 30, 2026 and December 31, 2025, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. Federal funds purchased averaged $113,000 and zero during the three months ended September 30, 2026 and December 31, 2025, respectively. The average rates paid during these periods were 3.51% and 0.00%, respectively. Federal funds purchased were zero at September 30, 2026 and December 31, 2025. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. FHLB advances averaged zero during the three months ended September 30, 2026 and December 31, 2025. The balances of FHLB advances were zero at September 30, 2026 and December 31, 2025.

We issued $15.5 million in trust preferred securities on March 16, 2004. During the fourth quarter of 2015, we redeemed $500,000 of these securities. The remaining debt may be redeemed in full anytime with notice, and it matures on March 16, 2034. The balances of trust preferred securities were $15.0 million as of September 30, 2026 and December 31, 2025. The securities accrue and pay distributions quarterly at a rate of three-month CME Term SOFR plus 257 basis points plus a tenor spread adjustment of 0.26161%. Trust preferred securities averaged $15.0 million during the three months ended September 30, 2026 and December 31, 2025. The average rates during these periods were 6.63% and 6.89%, respectively.

Other liabilities declined $6.2 million to $9.9 million at September 30, 2026 from $16.1 million at December 31, 2025 primarily due to a $12.5 million reduction in accrued federal income tax payable due to the purchase of federal tax credits during the nine months ended September 30, 2026.

Total shareholders’ equity increased $62.6 million, or 37.4%, to $230.2 million at September 30, 2026 from $167.6 million at December 31, 2025. Shareholders’ equity was 9.7% of total assets at September 30, 2026 and 8.1% at December 31, 2025. The increase in shareholders’ equity was due to a $16.6 million increase in retained earnings resulting from $21.1 million in net income less $4.6 million in dividends, a $627,000 increase due to employee and director stock awards, a $289,000 increase due to dividend reinvestment plan (DRIP) purchases, and a $49.7 million increase due to the acquisition of SGBG, partially offset by a $41,000 decrease due to share repurchases and a $4.5 million increase in accumulated other comprehensive loss. The increase in accumulated other comprehensive loss of $4.5 million during the period was due to a $7.3 million comprehensive loss on available-for-sale securities due to an increase in market rates, partially offset by the $979,000 of comprehensive income from reclassification adjustment for amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity and the $1.8 million of comprehensive income from unrealized gain on investment hedge.

During the first quarter of 2026, a total of 1,483 shares of the Company’s common stock were repurchased at an average price of $27.71 and a total value of $41,100, excluding commissions and handling fees (an average price of $27.77 and a total value of $41,180 including commissions and handling fees) under the 2025 Repurchase Plan, which expired at market close on May 8, 2026. On May 7, 2026, we announced that our Board of Directors approved a new plan to utilize up to $7.5 million of capital to repurchase shares of our common stock (the “2026 Repurchase Plan”), which represented approximately 3.4% of total shareholders’ equity at the time of the announcement. No repurchases have been made under the 2026 Repurchase Plan through November 10, 2026. The 2026 Repurchase Plan expires at market close on May 5, 2027.

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at September 30, 2026 and at December 31, 2025 over the subsequent 12 months.

Change in short-term interest rates	Hypothetical percentage change in net interest income
	September 30, 2026	December 31, 2025	Policy Limit
+400bp	-14.53%	-15.11%	-20.00%
+300bp	-9.93%	-10.24%	-20.00%
+200bp	-5.72%	-5.83%	-15.00%
+100bp	-2.48%	-2.54%	-10.00%
Flat	—	—	—
-100bp	+2.57%	+2.74%	-10.00%
-200bp	+5.40%	+5.24%	-15.00%
-300bp	+7.68%	+5.31%	-20.00%
-400bp	+7.99%	+3.49%	-20.00%

The maximum anticipated negative impacts of the modeled changes in net interest income were within policy limits at September 30, 2026 and December 31, 2025.

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

Change in present value of equity	Hypothetical percentage change in PVE
	September 30, 2026	December 31, 2025	Policy Limit
+400bp	-2.19%	+1.13%	-25.00%
+300bp	-0.56%	+2.58%	-25.00%
+200bp	+0.54%	+3.11%	-20.00%
+100bp	+0.73%	+2.23%	-15.00%
Flat	—	—	—
-100bp	-1.82%	-3.84%	-15.00%
-200bp	-5.43%	-9.63%	-20.00%
-300bp	-10.27%	-19.36%	-25.00%
-400bp	-17.94%	-34.26%	-25.00%

The maximum anticipated negative impacts of the modeled changes in PVE were within policy limits at September 30, 2026. Except for the down 400 basis point scenario, the maximum anticipated negative impacts of the modeled changes in PVE were within policy limits at December 31, 2025. We are monitoring the risk posed by the down 400 basis point scenario.

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

From time to time, we issue brokered certificates of deposit to supplement our funding mix. As of September 30, 2026 and December 31, 2025, we had no brokered certificates of deposit. We believe that we have ample liquidity to meet the needs of our customers through our low-cost deposits, the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, the ability to borrow on a secured basis through the Federal Reserve Discount Window, and the ability to obtain advances secured by certain securities and loans from the FHLB.

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Furthermore, we believe that we will have access to adequate liquidity and capital to support the long-term operations of the Bank.

The Bank maintains federal funds purchased lines in the total amount of $102.5 million with four financial institutions and $10.0 million through the Federal Reserve Discount Window. We utilized none of our federal funds purchased lines at September 30, 2026 and December 31, 2025. The FHLB of Atlanta has approved a line of credit of up to 30.00% of the Bank’s total assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We had no FHLB advances at September 30, 2026 and at December 31, 2025. At September 30, 2026, we had remaining credit availability under this facility in excess of $714.3 million, subject to collateral requirements. Combined, we have total remaining credit availability, subject to collateral requirements, in excess of $826.8 million as compared to uninsured deposits excluding deposits of states or political subdivisions in the U.S., which are secured or collateralized, of $571.0 million.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2026, we had issued commitments to extend unused credit of $261.8 million, including $78.2 million in unused home equity lines of credit, through various types of lending arrangements. At December 31, 2025, we had issued commitments to extend unused credit of $211.2 million, including $69.0 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

In July 2023, the federal banking agencies jointly issued a notice of proposed rulemaking commonly referred to as the “Basel III Endgame,” which proposed revisions to the regulatory capital framework for large banking organizations. In March 2026, the agencies withdrew the July 2023 proposal and issued three new proposed rules intended to modernize the regulatory capital framework, streamline capital requirements and better align regulatory capital with risk. While certain aspects of the proposed rules would primarily apply to larger banking organizations, other proposed changes to the standardized approach for calculating risk-weighted assets could apply to smaller banking organizations, including the Company. The proposed rules have not been finalized, and the Company continues to monitor the rulemaking process and evaluate any potential effects on its capital requirements and regulatory compliance.

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a “small bank holding company.” Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk-weighted assets. As of September 30, 2026, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis.

(Dollars in thousands)		Prompt Corrective Action (PCA) Requirements		Excess Capital $s of PCA Requirements
Capital Ratios	Actual	Well Capitalized	Adequately Capitalized	Well Capitalized	Adequately Capitalized
September 30, 2026
Leverage Ratio	9.52%	5.00%	4.00%	$106,486	$130,021
Common Equity Tier 1 Capital Ratio	13.23%	6.50%	4.50%	114,003	147,897
Tier 1 Capital Ratio	13.23%	8.00%	6.00%	88,581	122,476
Total Capital Ratio	14.37%	10.00%	8.00%	74,009	107,904
December 31, 2025
Leverage Ratio	8.66%	5.00%	4.00%	$75,818	$96,513
Common Equity Tier 1 Capital Ratio	13.11%	6.50%	4.50%	90,399	117,751
Tier 1 Capital Ratio	13.11%	8.00%	6.00%	69,884	97,237
Total Capital Ratio	14.16%	10.00%	8.00%	56,886	84,239

Under the Basel III rules, we anticipate that the Bank will remain a well-capitalized institution for at least the next 12 months. Furthermore, based on our capital levels, underwriting standards, and internal stress testing, we believe that we will have access to adequate capital to support the long-term operations of the Bank. However, the Bank’s reported and regulatory capital ratios could be adversely impacted by future credit losses, including losses arising from our commercial real estate concentration or a deterioration in economic conditions, and by changes in market interest rates that increase unrealized losses on our available-for-sale securities portfolio.

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions. Our Board of Directors declared a cash dividend for the third quarter of 2026 of $0.17 per common share. This dividend is payable on November 17, 2026 to shareholders of record of our common stock as of November 3, 2026.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Under the Company’s Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, during the three months ended September 30, 2026, we credited an aggregate of 1,710.3 deferred stock units to accounts for directors who elected to defer monthly fees. These deferred stock units include dividend equivalents in the form of additional stock units. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.
(b)	Not Applicable.
(c)	On May 7, 2026, the Company announced that its Board of Directors approved a new share repurchase plan authorizing the Company to repurchase up to $7.5 million of its common stock. The 2026 Repurchase Plan expires at market close on May 5, 2027. No share repurchases were made during the three months ended September 30, 2026, and no shares were withheld to satisfy tax withholding obligations applicable to the vesting of restricted stock for the three months ended September 30, 2026.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plan
July 1 – July 31, 2026	—	$—	—	$7,500,000
August 1 – August 31, 2026	—	$—	—	$7,500,000
September 1 – September 30, 2026	—	$—	—	$7,500,000
Total	—	$—	—	$7,500,000

(1) Average price paid per share excludes commission and handling fees. The maximum dollar value of shares that may yet be purchased under the publicly announced repurchase plan reflects the remaining authorization under the plan after deducting the aggregate amount paid for shares repurchased under the plan, including commission and handling fees.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Plans

During the three months ended September 30, 2026, neither the Company nor any director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2019).

3.3	Amended and Restated Bylaws dated May 16, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 18, 2023).

10.1	First Amendment to the Employment Agreement, dated as of October 5, 2026, by and among First Community Bank, First Community Corporation and Joseph A. Painter.*, **

10.2	First Amendment to the Employment Agreement, dated as of October 5, 2026, by and among First Community Bank, First Community Corporation and Vaughan R. Dozier, Jr.*, **

10.3	Consulting Agreement, dated as of September 30, 2026, by and among First Community Bank, First Community Corporation and J. Ted Nissen.*, **

10.4	Letter Amendment to Employment Agreement, dated August 19, 2026, by and among First Community Bank, First Community Corporation and Freddie Deutsch (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2026).**

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025, and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
62

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: November 10, 2026	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ D. Shawn Jordan
D. Shawn Jordan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
63